Form 10-Q
period 2020-03-31
Ovintiv Inc.
filed 2020-05-08
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	OVV	New York Stock Exchange

Number of registrant’s shares of common stock outstanding as of May 1, 2020	259,821,141

1

OVINTIV INC.

FORM 10-Q

DEFINITIONS

Unless the context otherwise indicates, references to “Ovintiv,” the “Company” “us,” “we,” “our,” “ours,” (i) for periods until the Reorganization (as hereinafter defined), refer to Encana Corporation and its consolidated subsidiaries and (ii) for periods after the Reorganization, refer to Ovintiv Inc. and its consolidated subsidiaries. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

“AECO” means Alberta Energy Company and is the Canadian benchmark price for natural gas.

“ASU” means Accounting Standards Update.

“bbl” or “bbls” means barrel or barrels.

“BOE” means barrels of oil equivalent.

“Btu” means British thermal units, a measure of heating value.

“DD&A” means depreciation, depletion and amortization expenses.

“FASB” means Financial Accounting Standards Board.

“Mbbls/d” means thousand barrels per day.

“MBOE/d” means thousand barrels of oil equivalent per day.

“Mcf” means thousand cubic feet.

“MD&A” means Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“MMBOE” means million barrels of oil equivalent.

“MMBtu” means million Btu.

“MMcf/d” means million cubic feet per day.

“NCIB” means normal course issuer bid.

“NGL” or “NGLs” means natural gas liquids.

“NYMEX” means New York Mercantile Exchange.

“NYSE” means New York Stock Exchange.

“OPEC” means Organization of the Petroleum Exporting Countries.

“SEC” means United States Securities and Exchange Commission.

“SIB” means substantial issuer bid.

“TSX” means Toronto Stock Exchange.

“U.S.”, “United States” or “USA” means United States of America.

“U.S. GAAP” means U.S. Generally Accepted Accounting Principles.

“WTI” means West Texas Intermediate.

CONVERSIONS

In this Quarterly Report on Form 10-Q, a conversion of natural gas volumes to BOE is on the basis of six Mcf to one bbl.  BOE is based on a generic energy equivalency conversion method primarily applicable at the burner tip and does not represent economic value equivalency at the wellhead. Given that the value ratio based on the current price of oil as compared to natural gas is significantly different from the energy equivalency of 6:1, utilizing a conversion on a 6:1 basis may be misleading as an indication of value, particularly if used in isolation.

CONVENTIONS

Unless otherwise specified, all dollar amounts are expressed in U.S. dollars, all references to “dollars”, “$” or “US$” are to U.S. dollars and all references to “C$” are to Canadian dollars. All amounts are provided on a before tax basis, unless otherwise stated. In addition, all information provided herein is presented on an after royalties basis.

The term “liquids” is used to represent oil, NGLs and condensate. The term “liquids rich” is used to represent natural gas streams with associated liquids volumes. The term “play” is used to describe an area in which hydrocarbon accumulations or prospects of a given type occur. Ovintiv’s focus of development is on hydrocarbon accumulations known to exist over a large areal expanse and/or thick vertical section and are developed using hydraulic fracturing. This type of development typically has a lower geological and/or commercial development risk and lower average decline rate, when compared to conventional development.

The term “core asset” refers to plays that are the focus of the Company’s current capital investment and development plan. The Company continually reviews funding for development of its plays based on strategic fit, profitability and portfolio diversity and, as such, the composition of plays identified as a core asset may change over time.

References to information contained on the Company’s website at www.ovintiv.com are not incorporated by reference into, and does not constitute a part of, this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American energy producer; statements with respect to the Company’s strategic objectives, including capital allocation strategy, shut-in strategy, focus of investment, return of capital to stockholders, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; statements regarding the benefits of the Company’s multi-basin portfolio; ability to deliver free cash flow through a disciplined capital allocation strategy; anticipated cost savings, capital efficiency and sustainability thereof; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; anticipated commodity prices; success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; potential impacts of an extended period of low commodity prices and responses of the Company thereto; estimates of reserves and resources and potential for negative price related reserve revisions; expected production and product types; statements regarding anticipated cash flow, non-GAAP cash flow margin and leverage ratios; anticipated access to cash, cash equivalents and other methods of funding; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange fluctuations, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; statements regarding the Company’s operational and financial flexibility, discipline and ability  to respond to evolving market conditions; ability to meet financial obligations, manage debt and financial ratios, finance growth and comply with financial covenants; impact to the Company as a result of changes to its credit rating; access to the Company’s credit facilities; planned dividend and the declaration and payment of future dividends, if any; adequacy of the Company’s provision for taxes and legal claims; projections and statements in respect of funding; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and obligations and anticipated payments thereunder; and the possible impact of accounting pronouncements, rule changes and standards.

Readers are cautioned against unduly relying on forward-looking statements which, by their nature, involve numerous assumptions, risks and uncertainties that may cause such statements not to occur, or results to differ materially from those expressed or implied. These assumptions include: future commodity prices and differentials; foreign exchange rates; ability to access credit facilities and shelf prospectuses; data contained in key modeling statistics; availability of attractive hedges and enforceability of risk management program; effectiveness of the Company’s drive to productivity and efficiencies; results from innovations; expectation that counterparties will fulfill their obligations under the gathering, midstream and marketing agreements; access to transportation and processing facilities where Ovintiv operates; assumed tax, royalty and regulatory regimes; assumptions contained herein and expectations and projections made in light of, and generally consistent with,

Ovintiv’s historical experience and its perception of historical trends, including with respect to the pace of technological development, benefits achieved and general industry expectations.

Risks and uncertainties that may affect these business outcomes include: suspension of or changes to guidance, and associated impact to production; ability to generate sufficient cash flow to meet obligations; market and commodity price volatility and associated impact to the Company’s stock price, credit rating, financial condition, reserves and access to liquidity; the impact of COVID-19 to the Company’s operations, including maintaining ordinary staffing levels, securing operational inputs, executing on portions of its business and managing cyber-security risks associated with remote work; ability to secure adequate transportation; potential curtailments of refinery operations, including resulting storage constraints or widening price differentials; variability and discretion of Ovintiv’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; timing and costs of well, facilities and pipeline construction; business interruption, property and casualty losses or unexpected technical difficulties, including impact of weather; risks associated with decommissioning activities, including timing and costs thereof; the Company’s ability to achieve the anticipated benefits of the Reorganization (as defined below); counterparty and credit risk; impact of changes  in credit rating and access to  liquidity, including costs thereof; fluctuations in currency and interest rates; failure to achieve cost and efficiency initiatives; risks inherent in marketing operations; risks associated with technology, including electronic, cyber and physical security breaches; changes in or interpretation of royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations; risks associated with existing and potential lawsuits and regulatory actions made against the Company; impact of disputes arising with its partners, including suspension of certain obligations and inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional reserves; imprecision of reserves estimates and estimates of recoverable quantities, including future net revenue estimates; risks associated with past and future acquisitions or divestitures of certain assets or other transactions or receipt of amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Ovintiv may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Ovintiv may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; and other risks described in Item 1A. Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) and in this Quarterly Report on Form 10-Q, and risks and uncertainties impacting Ovintiv’s business as described from time to time in the Company’s other periodic filings with the SEC.

Although the Company believes the expectations represented by such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Readers are cautioned that the assumptions, risks and uncertainties referenced above are not exhaustive. Forward-looking statements are made as of the date of this document and, except as required by law, the Company undertakes no obligation to update publicly or revise any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified by these cautionary statements.

The reader should read carefully the risk factors described in Item 1A. Risk Factors of the 2019 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended
		March 31,
(US$ millions, except per share amounts)		2020	2019

Revenues	(Note 3)
Product and service revenues	(Note 4)	$1,570	$1,572
Gains (losses) on risk management, net	(Note 22)	1,055	(355)
Sublease revenues	(Note 11)	18	18
Total Revenues		2,643	1,235

Operating Expenses	(Note 3)
Production, mineral and other taxes		52	48
Transportation and processing		396	338
Operating	(Notes 19, 20)	165	165
Purchased product		398	298
Depreciation, depletion and amortization		534	377
Impairments	(Note 10)	277	-
Accretion of asset retirement obligation	(Note 14)	9	9
Administrative	(Notes 18, 19, 20)	53	227
Total Operating Expenses		1,884	1,462
Operating Income (Loss)		759	(227)

Other (Income) Expenses
Interest	(Note 5)	96	87
Foreign exchange (gain) loss, net	(Notes 6, 22)	116	(37)
(Gain) loss on divestitures, net		-	1
Other (gains) losses, net	(Notes 8, 12, 20)	(14)	28
Total Other (Income) Expenses		198	79
Net Earnings (Loss) Before Income Tax		561	(306)
Income tax expense (recovery)	(Note 7)	140	(61)
Net Earnings (Loss)		$421	$(245)

Net Earnings (Loss) per Share of Common Stock (1)
Basic & Diluted	(Note 15)	$1.62	$(1.00)
Weighted Average Shares of Common Stock Outstanding (millions) (1)
Basic & Diluted	(Note 15)	259.8	244.3
(1)

Net earnings (loss) per share of common stock and weighted average shares of common stock outstanding reflect the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2020	2019

Net Earnings (Loss)		$421	$(245)
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 16)	(134)	34
Pension and other post-employment benefit plans	(Notes 16, 20)	(2)	(1)
Other Comprehensive Income (Loss)		(136)	33
Comprehensive Income (Loss)		$285	$(212)

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		March 31,	December 31,
(US$ millions)		2020	2019

Assets
Current Assets
Cash and cash equivalents		$82	$190
Accounts receivable and accrued revenues (net of allowances of $11 million (2019: $3 million)		918	1,235
Risk management	(Notes 21, 22)	958	148
Income tax receivable		283	296
		2,241	1,869
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		50,952	51,210
Unproved properties		3,460	3,714
Other		852	904
Property, plant and equipment		55,264	55,828
Less: Accumulated depreciation, depletion and amortization		(40,184)	(40,637)
Property, plant and equipment, net	(Note 3)	15,080	15,191
Other Assets	(Note 3)	1,088	1,213
Risk Management	(Notes 21, 22)	1	2
Deferred Income Taxes		540	601
Goodwill	(Notes 3, 8)	2,555	2,611
	(Note 3)	$21,505	$21,487

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,049	$2,239
Current portion of operating lease liabilities		70	78
Income tax payable		1	1
Risk management	(Notes 21, 22)	40	114
		2,160	2,432
Long-Term Debt	(Note 12)	7,006	6,974
Operating Lease Liabilities		883	977
Other Liabilities and Provisions	(Note 13)	402	464
Risk Management	(Notes 21, 22)	81	68
Asset Retirement Obligation	(Note 14)	438	425
Deferred Income Taxes		344	217
		11,314	11,557
Commitments and Contingencies	(Note 24)
Shareholders’ Equity
Share capital - authorized 775 million shares of common stock
2020 issued and outstanding: 259.8 million shares (2019: 259.8 million shares)	(Note 15)	3	7,061
Paid in surplus	(Note 15)	8,460	1,402
Retained earnings		818	421
Accumulated other comprehensive income	(Note 16)	910	1,046
Total Shareholders’ Equity		10,191	9,930
		$21,505	$21,487

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2020 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930
Net Earnings (Loss)		-	-	421	-	421
Dividends on Shares of Common Stock ($0.09375 per share)	(Note 15)	-	-	(24)	-	(24)
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	(136)	(136)
Reclassification of Share Capital due to the Reorganization	(Note 15)	(7,058)	7,058	-	-	-
Balance, March 31, 2020		$3	$8,460	$818	$910	$10,191

Three Months Ended March 31, 2019 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2018		$4,656	$1,358	$435	$998	$7,447
Net Earnings (Loss)		-	-	(245)	-	(245)
Dividends on Common Shares ($0.09375 per share (1))	(Note 15)	-	-	(28)	-	(28)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(307)	-	(93)	-	(400)
Common Shares Issued	(Notes 8, 15)	3,478	-	-	-	3,478
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	33	33
Impact of Adoption of Topic 842, Leases		-	-	75	-	75
Balance, March 31, 2019		$7,827	$1,358	$144	$1,031	$10,360

(1)	Dividends per share reflect the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2020	2019

Operating Activities
Net earnings (loss)		$421	$(245)
Depreciation, depletion and amortization		534	377
Impairments	(Note 10)	277	-
Accretion of asset retirement obligation	(Note 14)	9	9
Deferred income taxes	(Note 7)	140	(62)
Unrealized (gain) loss on risk management	(Note 22)	(904)	427
Unrealized foreign exchange (gain) loss	(Note 6)	101	(25)
Foreign exchange on settlements	(Note 6)	20	(13)
(Gain) loss on divestitures, net		-	1
Other		(63)	(47)
Net change in other assets and liabilities		(52)	(11)
Net change in non-cash working capital	(Note 23)	83	118
Cash From (Used in) Operating Activities		566	529
Investing Activities
Capital expenditures	(Note 3)	(790)	(736)
Acquisitions	(Note 9)	(17)	(22)
Corporate acquisition, net of cash and restricted cash acquired	(Note 8)	-	94
Proceeds from divestitures	(Note 9)	22	2
Net change in investments and other		130	54
Cash From (Used in) Investing Activities		(655)	(608)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 12)	144	-
Repayment of long-term debt	(Note 12)	(89)	-
Purchase of shares of common stock	(Note 15)	-	(400)
Dividends on shares of common stock	(Note 15)	(24)	(28)
Finance lease payments and other financing arrangements		(22)	(20)
Cash From (Used in) Financing Activities		9	(448)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(7)	3
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(87)	(524)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		190	1,058
Cash, Cash Equivalents and Restricted Cash, End of Period		$103	$534
Cash, End of Period		$35	$66
Cash Equivalents, End of Period		47	413
Restricted Cash, End of Period (1)		21	55
Cash, Cash Equivalents and Restricted Cash, End of Period		$103	$534
(1)

Restricted cash of $21 million is included in accounts receivable and accrued revenues on the Condensed Consolidated Balance Sheet as at March 31, 2020. The amount, currently held in escrow, relates to accrued and unpaid interest on certain senior notes and will be paid to bondholders on scheduled interest payment dates during the three months ended June 30, 2020.

See accompanying Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Principles of Consolidation

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

The Arrangement, as described above, was accounted for as a reorganization of entities under common control. Accordingly, the resulting transactions were recognized using historical carrying amounts. On January 24, 2020, Ovintiv became the reporting entity upon completion of the Reorganization.

In accordance with the Share Consolidation, all common shares and per-share amounts disclosed herein reflect the post-Share Consolidation shares unless otherwise specified; comparative periods have been restated accordingly. References to shares of common stock refer to the shares of common stock of Ovintiv Inc. for any periods after the completion of the Arrangement, and to the common shares of Encana Corporation for any periods before January 24, 2020.

Following the U.S. Domestication, on January 24, 2020, the functional currency of Ovintiv Inc. became U.S. dollars, and accordingly, the financial results herein are consolidated and reported in U.S. dollars.

The interim Condensed Consolidated Financial Statements include the accounts of Ovintiv and entities in which it holds a controlling interest. All intercompany balances and transactions are eliminated on consolidation. Undivided interests in oil and natural gas exploration and production joint ventures and partnerships are consolidated on a proportionate basis. Investments in non-controlled entities over which the Company has the ability to exercise significant influence are accounted for using the equity method.

The interim Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP and the rules and regulations of the SEC. Pursuant to these rules and regulations, certain information and disclosures normally required under U.S. GAAP have been condensed or have been disclosed on an annual basis only. Accordingly, the interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2019, which are included in Item 8 of Ovintiv’s 2019 Annual Report on Form 10-K.

The interim Condensed Consolidated Financial Statements have been prepared following the same accounting policies and methods of computation as the annual audited Consolidated Financial Statements for the year ended December 31, 2019, except as noted below in Note 2. The disclosures provided below are incremental to those included with the annual audited Consolidated Financial Statements.

These unaudited interim Condensed Consolidated Financial Statements reflect, in the opinion of Management, all normal and recurring adjustments necessary to present fairly the financial position and results of the Company as at and for the periods presented. Interim condensed consolidated financial results are not necessarily indicative of consolidated financial results expected for the fiscal year.

2.	Recent Accounting Pronouncements

Changes in Accounting Policies and Practices

On January 1, 2020, Ovintiv adopted the following ASUs issued by the FASB, which have not had a material impact on the interim Condensed Consolidated Financial Statements:

•

ASU 2017-04, “Simplifying the Test for Goodwill Impairment”. The amendment eliminates the second step of the goodwill impairment test which requires the Company to measure the impairment based on the excess amount of the carrying value of the reporting unit’s goodwill over the implied fair value of its goodwill. Under this amendment, the goodwill impairment will be measured based on the excess amount of the reporting unit’s carrying value over its respective fair value. The amendment has been applied prospectively.

•

ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” under Topic 326. The standard amends the impairment model which requires utilizing a forward-looking expected loss methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The standard requires entities to consider a broader range of information to estimate expected credit losses, resulting in earlier recognition of credit losses. The standard has been applied using the modified retrospective approach.

3.	Segmented Information

Ovintiv’s reportable segments are determined based on the following operations and geographic locations:

•	USA Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the U.S. cost center.
•	Canadian Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the Canadian cost center.
•

China Operations included the exploration for, development of, and production of oil and other related activities within the China cost center. Effective July 31, 2019, the production sharing contract with China National Offshore Oil Corporation (“CNOOC”) was terminated and the Company exited its China Operations.

•

Market Optimization is primarily responsible for the sale of the Company’s proprietary production. These results are reported in the USA and Canadian Operations. Market optimization activities include third-party purchases and sales of product to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. These activities are reflected in the Market Optimization segment. Market Optimization sells substantially all of the Company’s upstream production to third-party customers. Transactions between segments are based on market values and are eliminated on consolidation.

Corporate and Other mainly includes unrealized gains or losses recorded on derivative financial instruments. Once the instruments are settled, the realized gains and losses are recorded in the reporting segment to which the derivative instruments relate. Corporate and Other also includes amounts related to sublease rentals.

Results of Operations (For the three months ended March 31)

Segment and Geographic Information

	USA Operations		Canadian Operations		China Operations (1)
	2020	2019	2020	2019	2020	2019

Revenues
Product and service revenues	$800	$777	$351	$456	$-	$13
Gains (losses) on risk management, net	114	52	36	20	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	914	829	387	476	-	13

Operating Expenses
Production, mineral and other taxes	48	44	4	4	-	-
Transportation and processing	121	79	213	212	-	-
Operating	139	115	26	37	-	4
Depreciation, depletion and amortization	418	274	109	92	-	-
Impairments	277	-	-	-	-	-
Total Operating Expenses	1,003	512	352	345	-	4
Operating Income (Loss)	$(89)	$317	$35	$131	$-	$9

	Market Optimization		Corporate & Other		Consolidated
	2020	2019	2020	2019	2020	2019

Revenues
Product and service revenues	$419	$326	$-	$-	$1,570	$1,572
Gains (losses) on risk management, net	1	-	904	(427)	1,055	(355)
Sublease revenues	-	-	18	18	18	18
Total Revenues	420	326	922	(409)	2,643	1,235

Operating Expenses
Production, mineral and other taxes	-	-	-	-	52	48
Transportation and processing	62	47	-	-	396	338
Operating	2	10	(2)	(1)	165	165
Purchased product	398	298	-	-	398	298
Depreciation, depletion and amortization	-	-	7	11	534	377
Impairments	-	-	-	-	277	-
Accretion of asset retirement obligation	-	-	9	9	9	9
Administrative	-	-	53	227	53	227
Total Operating Expenses	462	355	67	246	1,884	1,462
Operating Income (Loss)	$(42)	$(29)	$855	$(655)	759	(227)

Other (Income) Expenses
Interest					96	87
Foreign exchange (gain) loss, net					116	(37)
(Gain) loss on divestitures, net					-	1
Other (gains) losses, net					(14)	28
Total Other (Income) Expenses					198	79
Net Earnings (Loss) Before Income Tax					561	(306)
Income tax expense (recovery)					140	(61)
Net Earnings (Loss)					$421	$(245)
(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended March 31,	2020	2019	2020	2019	2020	2019

Revenues	$2,095	$1,236	$(1,675)	$(910)	$420	$326

Operating Expenses
Transportation and processing	168	139	(106)	(92)	62	47
Operating	2	10	-	-	2	10
Purchased product	1,967	1,116	(1,569)	(818)	398	298
Operating Income (Loss)	$(42)	$(29)	$-	$-	$(42)	$(29)

Capital Expenditures

	Three Months Ended
	March 31,
	2020	2019

USA Operations	$628	$577
Canadian Operations	161	157
Corporate & Other	1	2
	$790	$736

Costs Incurred

For the year ended December 31, 2019	United States	Canada	Total

Acquisition Costs (1)
Unproved	$843	$-	$843
Proved	5,963	-	5,963
Total Acquisition Costs	6,806	-	6,806
Exploration Costs	5	-	5
Development Costs	2,129	480	2,609
	$8,940	$480	$9,420

(1)

Acquisition costs were restated and include the non-cash acquisition of the proved and unproved properties of Newfield Exploration Company in conjunction with the business combination described in Note 8.

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019	2020	2019

USA Operations	$1,938	$1,938	$13,696	$13,757	$16,229	$16,613
Canadian Operations	617	673	1,173	1,205	1,949	2,122
Market Optimization	-	-	2	2	272	253
Corporate & Other	-	-	209	227	3,055	2,499
	$2,555	$2,611	$15,080	$15,191	$21,505	$21,487

4.	Revenues from Contracts with Customers

The following tables summarize the Company’s revenues from contracts with customers.

Revenues (For the three months ended March 31)

	USA Operations		Canadian Operations		China Operations (1)
	2020	2019	2020	2019	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$642	$609	$2	$1	$-	$13
NGLs	86	97	179	204	-	-
Natural gas	72	76	172	255	-	-
Service revenues
Gathering and processing	-	1	-	-	-	-
Product and Service Revenues	$800	$783	$353	$460	$-	$13

	Market Optimization		Corporate & Other		Consolidated
	2020	2019	2020	2019	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$210	$60	$-	$-	$854	$683
NGLs	2	3	-	-	267	304
Natural gas	205	253	-	-	449	584
Service revenues
Gathering and processing	-	-	-	-	-	1
Product and Service Revenues	$417	$316	$-	$-	$1,570	$1,572

(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.
(2)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. The Company had no contract asset or liability balances during the periods presented. As at March 31, 2020, receivables and accrued revenues from contracts with customers were $693 million ($1,095 million as at December 31, 2019).

Product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at March 31, 2020.

As at March 31, 2020, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovitniv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended
	March 31,
	2020	2019

Interest Expense on:
Debt	$89	$82
Finance leases	3	3
Other	4	2
	$96	$87

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended
	March 31,
	2020	2019

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$76	$(93)
Translation of U.S. dollar risk management contracts issued from Canada	52	(11)
Translation of intercompany notes	(27)	79
	101	(25)
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	17	(1)
U.S. dollar risk management contracts issued from Canada	3	-
Intercompany notes	3	(12)
Other Monetary Revaluations	(8)	1
	$116	$(37)

Following the completion of the Reorganization, including the U.S. Domestication, on January 24, 2020 as described in Note 1, the U.S. dollar denominated unsecured notes issued by Encana Corporation from Canada were assumed by Ovintiv Inc., a company incorporated in Delaware with a U.S. dollar functional currency. Accordingly, these U.S. dollar denominated unsecured notes, along with certain intercompany notes, no longer attract foreign exchange translation gains or losses.

7.	Income Taxes

	Three Months Ended
	March 31,
	2020	2019

Current Tax
United States	$-	$1
Canada	-	-
Other Countries	-	-
Total Current Tax Expense (Recovery)	-	1

Deferred Tax
United States	128	(24)
Canada	10	(38)
Other Countries	2	-
Total Deferred Tax Expense (Recovery)	140	(62)
Income Tax Expense (Recovery)	$140	$(61)
Effective Tax Rate	25.0%	19.9%

Ovintiv’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, income tax related to foreign operations, state tax, the effect of legislative changes, non-taxable capital gains and losses, and tax differences on divestitures and transactions.

During the three months ended March 31, 2020, the deferred tax expense was primarily due to net earnings before income tax in the period. During the three months ended March 31, 2019, the deferred tax recovery was primarily due to a net loss before income tax in the period.

Following the U.S. Domestication as described in Note 1, the applicable statutory rate became the U.S. federal income tax rate. The effective tax rate of 25.0 percent for the three months ended March 31, 2020 is higher than the U.S. federal statutory tax rate of 21 percent primarily due to state taxes and foreign jurisdictional tax rates relative to the U.S. federal statutory tax rate applied to jurisdictional earnings.

The effective tax rate of 19.9 percent for the three months ended March 31, 2019, was lower than the Canadian statutory tax rate of 27 percent primarily due to the impact of the foreign jurisdictional tax rates relative to the Canadian statutory tax rate applied to jurisdictional earnings and partnership tax allocations in excess of funding.

During the three months ended March 31, 2020 and as part of the U.S. Domestication, Ovintiv recognized a capital loss and recorded a deferred income tax benefit in the amount of $1.2 billion for Canadian income tax purposes due to the decline in the Company’s share value compared to the historical tax basis of its properties that were transferred as part of the Reorganization. Ovintiv assessed the realizability of these capital losses against capital gains and concluded that it is more likely than not that the deferred tax asset will not be realizable. Therefore, Ovintiv has recorded a corresponding valuation allowance against the deferred tax asset.  If it is determined the capital loss can be utilized at a future date, a reduction in the valuation allowance will be recorded.

8.	Business Combination

Newfield Exploration Company Acquisition

On February 13, 2019, the business combination with Newfield Exploration Company, a Delaware corporation (“Newfield”) was completed pursuant to an Agreement and Plan of Merger with Newfield (the “Merger”). As a result of the Merger, Newfield stockholders received 2.6719 Encana common shares, on a pre-Share Consolidation basis, for each share of Newfield common stock that was issued and outstanding immediately prior to the effective date of the Merger. The Company issued approximately 543.4 million Encana common shares, on a pre-Share Consolidation basis, representing a value of $3.5 billion and paid approximately $5 million in cash in respect of Newfield’s cash-settled incentive awards. Following the acquisition, Newfield’s senior notes totaling $2.45 billion was outstanding. For the three months ended March 31, 2019, transaction costs of approximately $31 million were included in other (gains) losses, net.

Newfield’s operations focused on the exploration and development of oil and gas properties located in Anadarko and Arkoma in Oklahoma, Bakken in North Dakota and Uinta in Utah, as well as offshore oil assets located in China. The results of Newfield’s operations have been included in the Condensed Consolidated Financial Statements as of February 14, 2019.

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

Purchase Price Allocation

Consideration:
Fair value of Encana's common shares issued (1)	$3,478
Fair value of Newfield liability awards paid in cash (2)	5
Total Consideration	$3,483

Assets Acquired:
Cash and cash equivalents	$46
Accounts receivable and accrued revenues	486
Other current assets	50
Proved properties	5,903
Unproved properties	838
Other property, plant and equipment	22
Restricted cash	53
Other assets	105
Goodwill (3)	25

Liabilities Assumed:
Accounts payable and accrued liabilities (3) (4)	(795)
Long-term debt	(2,603)
Operating lease liabilities	(76)
Other long-term liabilities (3)	(65)
Asset retirement obligation	(184)
Deferred income taxes (3)	(322)
Total Purchase Price	$3,483

(1)	The fair value was based on the NYSE closing price of the pre-Share Consolidation Encana common shares of $6.40 on February 13, 2019.
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

(4)

In conjunction with the acquisition, various legal claims and actions arising in the normal course of Newfield’s operations were assumed by the Company. On March 29, 2019, Newfield and its wholly-owned subsidiary entered into an Agreement and Mutual Release with Sapura Energy Berhad, formerly known as SapuraKencana Petroleum Berhad, and Sapura Exploration and Production Inc., formerly known as SapuraKencana Energy Inc. (collectively, “Sapura”), and agreed to settle arbitration claims in the amount of $22.5 million arising from Sapura’s purchase of Newfield’s Malaysian business in February 2014. The settlement amount including legal fees was included in the purchase price allocation as part of the current liabilities assumed at the acquisition date. Although the outcome of any remaining legal claims and actions assumed following the acquisition of Newfield cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company’s financial position, cash flows or results of operations.

The income approach valuation technique was used for the fair value of assets acquired and liabilities assumed. The carrying amounts of cash and cash equivalents, accounts receivable and accrued revenues, restricted cash, other current assets, and accounts payable and accrued liabilities approximate their fair values due to their nature and/or the short-term maturity of the instruments. The fair values of long-term debt, right-of-use (“ROU”) assets and operating lease liabilities were categorized within Level 2 of the fair value hierarchy and were determined using quoted prices and rates from an available pricing source. The fair values of the proved and unproved properties, other property, plant and equipment, other assets, other long-term liabilities and asset retirement obligation were categorized within Level 3 and were determined using relevant market assumptions, including discount rates, future commodity prices and costs, timing of development activities, projections of oil and gas reserves, and estimates for abandonment and reclamation.

Goodwill arose from the Newfield acquisition primarily from the requirement to recognize deferred taxes on the difference between the fair value of the assets acquired and liabilities assumed and the respective carry-over tax basis. Goodwill is not amortized and is not deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information combines the historical financial results of the Company with Newfield and has been prepared as though the acquisition had occurred on January 1, 2019. The pro forma information is not intended to reflect the actual results of operations that would have occurred if the business combination had been completed at the date indicated. In addition, the pro forma information is not intended to be a projection of the Company’s results of operations for any future period.

Additionally, pro forma earnings were adjusted to exclude transaction-related costs incurred of approximately $69 million and severance payments made to employees which totaled $113 million for the three months ended March 31, 2019. The pro forma financial information does not include any cost savings or other synergies from the Merger or any estimated costs that have been incurred to integrate the assets. Ovintiv’s consolidated results for the three months ended March 31, 2020 include the results from Newfield.

For the three months ended March 31 (US$ millions, except per share amounts)	2019

Revenues	$1,515
Net Earnings (Loss)	$(117)

Net Earnings (Loss) per Share (1)
Basic & Diluted	$(0.48)

(1)	Net earnings (loss) per share reflect the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

9.	Acquisitions and Divestitures

	Three Months Ended
	March 31,
	2020	2019

Acquisitions
USA Operations	$17	$22
Total Acquisitions	17	22

Divestitures
USA Operations	(21)	(3)
Canadian Operations	(1)	1
Total Divestitures	(22)	(2)
Net Acquisitions & (Divestitures)	$(5)	$20

Acquisitions

For the three months ended March 31, 2020, acquisitions in the USA Operations were $17 million, which primarily included property purchases with oil and liquids rich potential. For the three months ended March 31, 2019, acquisitions in the USA Operations were $22 million which primarily included seismic purchases.

Divestitures

For the three months ended March 31, 2020, divestitures in the USA and Canadian Operations were $21 million and $1 million, respectively, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

10.	Property, Plant and Equipment, Net

	As at March 31, 2020			As at December 31, 2019
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$36,731	$(26,320)	$10,411	$35,870	$(25,623)	$10,247
Unproved properties	3,260	-	3,260	3,491	-	3,491
Other	25	-	25	19	-	19
	40,016	(26,320)	13,696	39,380	(25,623)	13,757

Canadian Operations
Proved properties	14,172	(13,215)	957	15,284	(14,320)	964
Unproved properties	200	-	200	223	-	223
Other	16	-	16	18	-	18
	14,388	(13,215)	1,173	15,525	(14,320)	1,205

Market Optimization	8	(6)	2	9	(7)	2
Corporate & Other	852	(643)	209	914	(687)	227
	$55,264	$(40,184)	$15,080	$55,828	$(40,637)	$15,191

USA and Canadian Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $47 million, which have been capitalized during the three months ended March 31, 2020 (2019 - $79 million).

For the three months ended March 31, 2020, the Company recognized before-tax non-cash ceiling test impairments of $277 million (2019 - nil) in the USA Operations. The non-cash ceiling test impairment is included with accumulated DD&A in the table above and primarily resulted from the decline in the 12-month average trailing prices related to NGLs and natural gas, which reduced proved reserves values.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI	Edmonton Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
March 31, 2020	$56.06	$70.32	$2.30	$1.48
December 31, 2019	55.93	68.80	2.58	1.76
March 31, 2019	62.99	75.86	3.07	1.69
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

Finance Lease Arrangements

The Company has two lease arrangements that are accounted for as finance leases, which include an office building and an offshore production platform. As at March 31, 2020, the total carrying value of assets under finance lease was $36 million ($37 million as at December 31, 2019), net of accumulated amortization of $639 million ($677 million as at December 31, 2019). Long-term liabilities for the finance lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 13.

11.	Leases

The following table outlines the Company’s estimated future sublease income as at March 31, 2020. All subleases are classified as operating leases.

(undiscounted)	2020	2021	2022	2023	2024	Thereafter	Total

Sublease Income	$35	$48	$43	$42	$42	$511	$721

For the three months ended March 31, 2020, operating lease income was $13 million (2019 - $13 million) and variable lease income was $5 million (2019 - $3 million).

12.	Long-Term Debt

	As at	As at
	March 31,	December 31,
	2020	2019

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$842	$698
U.S. Unsecured Notes:
3.90% due November 15, 2021	590	600
5.75% due January 30, 2022	660	750
5.625% due July 1, 2024	1,000	1,000
5.375% due January 1, 2026	700	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	505	505
5.15% due November 15, 2041	244	244
Total Principal	6,903	6,859

Increase in Value of Debt Acquired	140	149
Unamortized Debt Discounts and Issuance Costs	(37)	(34)
Total Long-Term Debt	$7,006	$6,974

Current Portion	$-	$-
Long-Term Portion	7,006	6,974
	$7,006	$6,974

During the three months ended March 31, 2020, the Company repurchased in the open market approximately $10 million in principal amount of its 3.9 percent senior notes due in November 2021 and approximately $90 million in principal amount of its 5.75 percent senior notes due in January 2022 for an aggregate cash payment of $89 million, plus accrued interest, and recognized a net gain of approximately $11 million which was included in other (gains) losses, net on the Condensed Consolidated Statement of Earnings.

As at March 31, 2020, the Company had outstanding commercial paper of $357 million maturing at various dates with a weighted average interest rate of approximately 2.00 percent. These amounts are supported, and Management expects that they will continue to be supported, by revolving credit facilities that have no repayment requirements within the next year and which expire in 2024. As at March 31, 2020, the Company also had $485 million drawn on its revolving credit facilities.

As at March 31, 2020, total long-term debt had a carrying value of $7,006 million and a fair value of $4,005 million (as at December 31, 2019 - carrying value of $6,974 million and a fair value of $7,657 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

13.	Other Liabilities and Provisions

	As at	As at
	March 31,	December 31,
	2020	2019

Finance Lease Obligations	$99	$121
Unrecognized Tax Benefits	146	159
Pensions and Other Post-Employment Benefits	118	119
Long-Term Incentive Costs (See Note 19)	4	38
Other Derivative Contracts (See Notes 21, 22)	19	7
Other	16	20
	$402	$464

14.	Asset Retirement Obligation

	As at	As at
	March 31,	December 31,
	2020	2019

Asset Retirement Obligation, Beginning of Year	$614	$455
Liabilities Incurred	7	15
Liabilities Acquired (See Note 8)	-	184
Liabilities Settled and Divested	(42)	(141)
Change in Estimated Future Cash Outflows	22	47
Accretion Expense	9	37
Foreign Currency Translation	(29)	17
Asset Retirement Obligation, End of Period	$581	$614

Current Portion	$143	$189
Long-Term Portion	438	425
	$581	$614

15.	Share Capital

Authorized

As of January 24, 2020, following the completion of the Reorganization, Ovintiv is authorized to issue 775 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at March 31, 2020		As at December 31, 2019
	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	259.8	$7,061	190.5	$4,656
Shares of Common Stock Purchased	-	-	(39.4)	(1,073)
Shares of Common Stock Issued	-	-	108.7	3,478
Reclassification of Share Capital due to the Reorganization (See Note 1)	-	(7,058)	-	-
Shares of Common Stock Outstanding, End of Period	259.8	$3	259.8	$7,061

In conjunction with the Reorganization as described in Note 1, the amount recognized in share capital in excess of Ovintiv’s established par value of $0.01 per share was reclassified to paid in surplus. Accordingly, approximately $7,058 million was reclassified.

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

Substantial Issuer Bid

On June 10, 2019, the Company announced its intention to purchase, for cancellation, up to $213 million of common shares through a substantial issuer bid (“SIB”) which commenced on July 8, 2019. On August 29, 2019, the Company purchased the equivalent of approximately 9.5 million post-Share Consolidation shares at a converted price of $22.50 per share, for an aggregate purchase price of approximately $213 million, of which $257 million was charged to share capital and $44 million was credited to paid in surplus.

The purchase was made in accordance with the terms and conditions of the SIB, with consideration allocated to share capital equivalent to the average carrying amount of the shares, with the excess of the carrying amount over the purchase consideration credited to paid in surplus.

Normal Course Issuer Bid

On February 27, 2019, the Company announced that the TSX accepted the Company’s notice of intention to purchase, for cancellation, the equivalent of up to approximately 29.9 million post-Share Consolidation Encana common shares, pursuant to a NCIB over a 12-month period from March 4, 2019 to March 3, 2020.

During the three months ended March 31, 2019, the Company purchased the equivalent of approximately 11.2 million post-Share Consolidation shares under the NCIB for total consideration of approximately $400 million. Of the amount paid, $307 million was charged to share capital and $93 million was charged to retained earnings.

For the twelve months ended December 31, 2019, the Company purchased the equivalent of approximately 29.9 million post-Share Consolidation shares under the NCIB for total consideration of approximately $1,037 million. Of the amount paid, $816 million was charged to share capital and $221 million was charged to retained earnings.

All purchases were made in accordance with the NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the average carrying amount of the shares, with any excess allocated to retained earnings.

Dividends

During the three months ended March 31, 2020, the Company declared and paid dividends of $0.09375 per share of Ovintiv common stock totaling $24 million. For the three months ended March 31, 2019, the Company declared and paid dividends of $0.09375 per common share on a post-Share Consolidation basis totaling $28 million.

On May 7, 2020, the Board of Directors declared a dividend of $0.09375 per share of Ovintiv common stock payable on June 30, 2020 to stockholders of record as of June 15, 2020.

Earnings Per Share of Common Stock

The following table presents the computation of net earnings (loss) per share of common stock:

	Three Months Ended
	March 31,
(US$ millions, except per share amounts)	2020	2019

Net Earnings (Loss)	$421	$(245)

Number of Shares of Common Stock (1):
Weighted average shares of common stock outstanding - Basic	259.8	244.3
Effect of dilutive securities	-	-
Weighted Average Shares of Common Stock Outstanding - Diluted	259.8	244.3

Net Earnings (Loss) per Share of Common Stock (1)
Basic & Diluted	$1.62	$(1.00)

(1)

Net earnings (loss) per share of common stock and weighted average shares of common stock outstanding reflect the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

Ovintiv Stock Options

Ovintiv has share-based compensation plans that allow employees to purchase shares of common stock of the Company. Option exercise prices are not less than the market value of the shares of common stock on the date the options are granted. All options outstanding as at March 31, 2020 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Ovintiv’s shares of common stock at the time of the exercise over the original grant price. Historically, most holders of options with TSARs have elected to exercise their stock options as a Stock Appreciation Right (“SAR”) in exchange for a cash payment. As a result, outstanding TSARs are not considered potentially dilutive securities.

Ovintiv Restricted Share Units

Ovintiv has a share-based compensation plan whereby eligible employees and Directors are granted Restricted Share Units (“RSUs”). An RSU is a conditional grant to receive the equivalent of a share of common stock upon vesting of the RSUs and in accordance with the terms and conditions of the compensation plan and grant agreements. The Company currently settles vested RSUs in cash. As a result, RSUs are currently not considered potentially dilutive securities.

16.	Accumulated Other Comprehensive Income

	Three Months Ended
	March 31,
	2020	2019

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$1,004	$976
Change in Foreign Currency Translation Adjustment	(134)	34
Balance, End of Period	$870	$1,010

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$42	$22

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 20)	(2)	(1)
Income taxes	-	-
Balance, End of Period	$40	$21
Total Accumulated Other Comprehensive Income	$910	$1,031

17.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at March 31, 2020, VMLP provides approximately 1,213 MMcf/d of natural gas gathering and compression and 932 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from 11 to 25 years and have various renewal terms providing up to a potential maximum of 10 years.

Ovintiv has determined that VMLP is a VIE and that Ovintiv holds variable interests in VMLP. Ovintiv is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact VMLP’s economic performance. These key activities relate to the construction, operation, maintenance and marketing of the assets owned by VMLP. The variable interests arise from certain terms under the various long-term service agreements and include: i) a take or pay for volumes in certain agreements; ii) an operating fee of which a portion can be converted into a fixed fee once VMLP assumes operatorship of certain assets; and iii) a potential payout of minimum costs in certain agreements. The potential payout of minimum costs will be assessed in the eighth year of the assets’ service period and is based on whether there is an overall shortfall of total system cash flows from natural gas gathered and compressed under certain agreements. The potential payout amount can be reduced in the event VMLP markets unutilized capacity to third party users. Ovintiv is not required to provide any financial support or guarantees to VMLP.

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Ovintiv in the event the assets under the agreements are deemed worthless, is estimated to be $1,929 million as at March 31, 2020. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 24 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at March 31, 2020, accounts payable and accrued liabilities included $0.4 million related to the take or pay commitment.

18.	Restructuring Charges

In February 2019, in conjunction with the Newfield business combination as described in Note 8, the Company announced workforce reductions to better align staffing levels and the organizational structure with the Company’s strategy. During 2019, the Company incurred total restructuring charges of $138 million, before tax, primarily related to severance costs. As at March 31, 2020, $2 million remains accrued and is expected to be paid in 2020.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	As at	As at
	March 31,	December 31,
	2020	2019

Outstanding Restructuring Accrual, Beginning of Year	$8	$-
Restructuring Expenses Incurred	-	138
Restructuring Costs Paid	(6)	(130)
Outstanding Restructuring Accrual, End of Period (1)	$2	$8
(1)	Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

19.	Compensation Plans

Ovintiv has a number of compensation arrangements under which the Company awards various types of long-term incentive grants to eligible employees and Directors. They may include TSARs, SARs, Performance Share Units (“PSUs”), Deferred Share Units (“DSUs”) and RSUs. These compensation arrangements are share-based.

Ovintiv accounts for TSARs, SARs, PSUs and RSUs as cash-settled share-based payment transactions and, accordingly, accrues compensation costs over the vesting period based on the fair value of the rights determined using the Black-Scholes-Merton and other fair value models.

The following weighted average assumptions were used to determine the fair value of the share units outstanding:

	As at March 31, 2020		As at March 31, 2019
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	0.47%	0.47%	1.49%	1.49%
Dividend Yield	13.89%	13.07%	1.04%	1.03%
Expected Volatility Rate (1)	93.81%	93.42%	43.95%	41.92%
Expected Term	2.8 yrs	2.3 yrs	3.0 yrs	2.6 yrs
Market Share Price (2)	US$2.70	C$3.86	US$36.20	C$48.40
(1)	Volatility was estimated using historical rates.
(2)	Market share price reflects the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

The Company has recognized the following share-based compensation costs:

	Three Months Ended
	March 31,
	2020	2019

Total Compensation Costs of Transactions Classified as Cash-Settled	$(51)	$64
Less: Total Share-Based Compensation Costs Capitalized	13	(18)
Total Share-Based Compensation Expense (Recovery)	$(38)	$46

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$(12)	$14
Administrative	(26)	32
	$(38)	$46

As at March 31, 2020, the liability for share-based payment transactions totaled $8 million ($78 million as at December 31, 2019), of which $4 million ($40 million as at December 31, 2019) is recognized in accounts payable and accrued liabilities and $4 million ($38 million as at December 31, 2019) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at March 31, 2020	As at December 31, 2019

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$7	$65
Vested	1	13
	$8	$78

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date. The RSUs issued in 2020 vest at one-third of the number granted in each of the years following the grant date, for three years.

Three Months Ended March 31, 2020 (thousands of units)

RSUs	6,350
PSUs	2,166
DSUs	42

20.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the three months ended March 31 as follows:

	Pension Benefits		OPEB		Total
	2020	2019	2020	2019	2020	2019

Net Defined Periodic Benefit Cost	$-	$-	$(1)	$6	$(1)	$6
Defined Contribution Plan Expense	8	6	-	-	8	6
Total Benefit Plans Expense	$8	$6	$(1)	$6	$7	$12

Of the total benefit plans expense, $7 million (2019 - $6 million) was included in operating expense and $2 million (2019 - $2 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $2 million (2019 - losses of $4 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the three months ended March 31 is as follows:

	Defined Benefits		OPEB		Total
	2020	2019	2020	2019	2020	2019

Service Cost	$-	$-	$1	$2	$1	$2
Interest Cost	2	2	-	1	2	3
Expected Return on Plan Assets	(2)	(2)	-	-	(2)	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(2)	(1)	(2)	(1)
Curtailment	-	-	-	4	-	4
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$(1)	$6	$(1)	$6

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

21.	Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of those instruments. The fair values of restricted cash and marketable securities included in other assets approximate their carrying amounts due to the nature of the instruments held.

Recurring fair value measurements are performed for risk management assets and liabilities and other derivative contracts, as discussed further in Note 22. These items are carried at fair value in the Condensed Consolidated Balance Sheet and are classified within the three levels of the fair value hierarchy in the following tables.

Fair value changes and settlements for amounts related to risk management assets and liabilities are recognized in revenues and foreign exchange gains and losses according to their purpose.

As at March 31, 2020	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$9	$928	$151	$1,088	$(130)	$958
Long-term assets	-	5	-	5	(5)	-
Foreign Currency Derivatives:
Long-term assets	-	1	-	1	-	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$137	$-	$137	$(130)	$7
Long-term liabilities	-	77	1	78	(5)	73
Foreign Currency Derivatives:
Current liabilities	-	33	-	33	-	33
Long-term liabilities	-	8	-	8	-	8

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$6	$-	$6	$-	$6
Long-term in other liabilities and provisions	-	19	-	19	-	19

As at December 31, 2019	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$202	$-	$202	$(67)	$135
Long-term assets	-	6	-	6	(4)	2
Foreign Currency Derivatives:
Current assets	-	13	-	13	-	13

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$139	$41	$181	$(67)	$114
Long-term liabilities	-	61	11	72	(4)	68

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$2	$-	$2	$-	$2
Long-term in other liabilities and provisions	-	7	-	7	-	7
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX fixed price swaptions, NYMEX three-way options, NYMEX costless collars, NYMEX call options, foreign currency swaps and basis swaps with terms to 2025. Level 2 also includes financial guarantee contracts as discussed in Note 22. The fair values of these contracts are based on a market approach and are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

Level 3 Fair Value Measurements

As at March 31, 2020, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options, WTI costless collars and WTI sold payer swaptions with terms to 2021. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The sold payer swaptions give the counterparty the right to extend to 2021 certain 2020 WTI fixed price swaps. The fair values of these contracts are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Three Months Ended
	March 31,
	2020	2019

Balance, Beginning of Year	$(52)	$139
Total Gains (Losses)	242	(100)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	(40)	(20)
Transfers Out of Level 3	-	-
Balance, End of Period	$150	$19
Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Period	$189	$(80)

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at March 31, 2020:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	35% - 86%	63%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $3 million ($8 million as at December 31, 2019) increase or decrease to net risk management assets and liabilities.

22.	Financial Instruments and Risk Management

A)  Financial Instruments

Ovintiv’s financial assets and liabilities are recognized in cash and cash equivalents, accounts receivable and accrued revenues, other assets, accounts payable and accrued liabilities, risk management assets and liabilities, long-term debt, and other liabilities and provisions.

B)  Risk Management Activities

Ovintiv uses derivative financial instruments to manage its exposure to cash flow variability from commodity prices and fluctuating foreign currency exchange rates. The Company does not apply hedge accounting to any of its derivative financial instruments. As a result, gains and losses from changes in the fair value are recognized in net earnings.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2020, the Company has entered into $644 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7451 to C$1, which mature monthly through the remainder of 2020 and $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7289 to C$1, which mature monthly throughout 2021.

Risk Management Positions as at March 31, 2020

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	140.2 Mbbls/d	2020	45.36	$625
Propane Fixed Price	12.0 Mbbls/d	2020	21.34	26
Butane Fixed Price	8.0 Mbbls/d	2020	23.54	18
Iso-Butane Fixed Price	3.5 Mbbls/d	2020	24.36	7

WTI Fixed Price Swaptions (1)	10.0 Mbbls/d	2021	58.00	(1)

WTI Three-Way Options
Sold call / bought put / sold put	26.8 Mbbls/d	2020	61.68 / 53.44 / 43.44	60

WTI Costless Collars
Sold call / bought put	15.0 Mbbls/d	2020	68.71 / 50.00	91

Basis Contracts (2)		2020		(32)

Other Crude Financial Positions				3
Crude Oil and NGLs Fair Value Position				797

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	811 MMcf/d	2020	2.65	147
NYMEX Fixed Price	165 MMcf/d	2021	2.51	1

Fixed Price Swaptions (3)
NYMEX Fixed Price Swaptions	330 MMcf/d	2021	2.56	(22)
NYMEX Fixed Price Swaptions	165 MMcf/d	2022	2.51	(11)

NYMEX Three-Way Options
Sold call / bought put / sold put	330 MMcf/d	2020	2.72 / 2.60 / 2.25	19

NYMEX Costless Collars
Sold call / bought put	55 MMcf/d	2020	2.88 / 2.50	8

NYMEX Call Options
Sold call	230 MMcf/d	2020	3.25	4

Basis Contracts (4)		2020		(10)
		2021		(18)
		2022 - 2025		(33)

Other Financial Positions				3
Natural Gas Fair Value Position				88

Net Premiums Received on Unexpired Options				(7)

Other Derivative Contracts
Fair Value Position				(25)

Foreign Currency Contracts
Fair Value Position (5)		2020 - 2021		(40)
Total Fair Value Position and Net Premiums Received				$813

(1)	WTI Fixed Price Swaptions give the counterparty the option to extend certain 2020 Fixed Price swaps to 2021.
(2)	Ovintiv has entered into crude and NGL differential swaps associated with Midland, Magellan East Houston, Belvieu, Conway, Brent and WTI.
(3)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain 2020 and 2021 Fixed Price swaps to 2021 and 2022, respectively.
(4)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Chicago, Malin, Waha, Houston Ship Channel and NYMEX.
(5)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended
	March 31,
	2020	2019

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$151	$72
Foreign Currency Derivatives:
Foreign exchange	(3)	-
	$148	$72

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$904	$(427)
Foreign Currency Derivatives:
Foreign exchange	(52)	20
	$852	$(407)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$1,055	$(355)
Foreign Currency Derivatives:
Foreign exchange	(55)	20
	$1,000	$(335)

(1)	Includes a realized gain of $1 million (2019 - gain of $2 million) related to other derivative contracts.
(2)	Includes an unrealized loss of $17 million (2019 - loss of nil) related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to March 31

	2020		2019
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(41)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	1,000	$1,000	$(335)
Settlement of Other Derivative Contracts	1
Amortization of Option Premiums During the Period	1
Fair Value of Contracts Realized During the Period	(148)	(148)	(72)
Fair Value of Contracts and Net Premiums Received, End of Period	$813	$852	$(407)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 21 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	March 31,	December 31,
	2020	2019

Risk Management Assets
Current	$958	$148
Long-term	1	2
	959	150

Risk Management Liabilities
Current	40	114
Long-term	81	68
	121	182

Other Derivative Contracts
Current in accounts payable and accrued liabilities	6	2
Long-term in other liabilities and provisions	19	7
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$813	$(41)

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As a result of netting provisions, the Company’s maximum exposure to loss under derivative financial instruments due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts, as disclosed in Note 21. As at March 31, 2020, the Company had no significant credit derivatives in place and held no collateral.

As at March 31, 2020, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at March 31, 2020, approximately 97 percent (95 percent as at December 31, 2019) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at March 31, 2020, Ovintiv had two counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. These counterparties accounted for 21 percent and 17 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2019, the Company had six counterparties whose net settlement position accounted for 26 percent, 13 percent, 12 percent, 12 percent, 11 percent and 11 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require the Company to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require the Company to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms from one to four years with a fair value recognized of $25 million as at March 31, 2020 ($9 million as at December 31, 2019). The maximum potential amount of undiscounted future payments is $118 million as at March 31, 2020, and is considered unlikely.
23.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended
	March 31,
	2020	2019

Operating Activities
Accounts receivable and accrued revenues	$121	$174
Accounts payable and accrued liabilities	(31)	(88)
Current portion of operating lease liabilities	(1)	67
Income tax receivable and payable	(6)	(35)
	$83	$118

B)	Non-Cash Activities

	Three Months Ended
	March 31,
	2020	2019

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 14)	$7	$3
Asset retirement obligation change in estimated future cash outflows (See Note 14)	22	-
Property, plant and equipment accruals	150	82
Capitalized long-term incentives	(17)	(29)
Property additions/dispositions (swaps)	4	2
New ROU operating lease assets and liabilities	(1)	(1)
Non-Cash Financing Activities
Common shares issued in conjunction with the Newfield business combination (See Note 8)	$-	$(3,478)

24.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at March 31, 2020:

	Expected Future Payments
(undiscounted)	2020	2021	2022	2023	2024	Thereafter	Total

Transportation and Processing	$518	$653	$612	$507	$399	$2,022	$4,711
Drilling and Field Services	71	6	1	-	-	1	79
Building Leases	10	14	11	7	6	8	56
Total	$599	$673	$624	$514	$405	$2,031	$4,846

Operating leases with terms greater than one year are not included in the commitments table above. The table above includes short-term leases with contract terms less than 12 months, such as drilling rigs and field office leases, as well as non-lease operating cost components associated with building leases.

Included within transportation and processing in the table above are certain commitments associated with midstream service agreements with VMLP as described in Note 17. Divestiture transactions can reduce certain commitments disclosed above.

Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2020 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2019, which are included in Items 8 and 7, respectively, of the 2019 Annual Report on Form 10‑K.

On January 24, 2020, Encana Corporation (“Encana”) completed a corporate reorganization, which included a Share Consolidation, as described in Note 1 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Highlights section of this MD&A. Subsequent to the corporate reorganization, Ovintiv Inc. and its subsidiaries (collectively, “Ovintiv”) continue to carry on the business which was previously conducted by Encana and its subsidiaries. References to the “Company” are to Encana Corporation and its subsidiaries prior to the completion of the Reorganization and to Ovintiv Inc. and its subsidiaries following the completion of the Reorganization.

Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Non-GAAP Measures

Executive Overview

Strategy

Ovintiv is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Ovintiv is committed to growing long-term stockholder value through a combination of profitable growth and generating cash flows. The Company is pursuing the key business objectives of preserving balance sheet strength, maximizing profitability through operational and capital efficiencies, returning capital to stockholders through sustainable dividends, and driving cash flow through a disciplined capital allocation strategy by investing in a limited number of core assets with high margin liquids.

In executing its strategy, Ovintiv focuses on its core values of One, Agile and Driven, which guide the organization to be flexible, responsive, innovative and determined. The Company is committed to excellence with a passion to drive corporate financial performance and succeed as a team. Ovintiv rapidly deploys successful ideas and practices across its assets, becoming more efficient as innovative and sustainable improvements are implemented.

Ovintiv continually reviews and evaluates its strategy and changing market conditions. In 2020, Ovintiv continues to focus on sustainable cash flow generation from high margin, scalable, top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. In response to the current low commodity price environment resulting predominantly from the global coronavirus (“COVID-19”) pandemic, coupled with excess oil production from Saudi Arabia and Russia, the Company has revised its capital program for the remainder of 2020 to focus on production from the Core Assets generating the highest returns and/or with the lowest costs, while choosing to cease operating rigs and shut-in production in certain areas. As at March 31, 2020, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These top tier assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

For additional information on Ovintiv’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of the 2019 Annual Report on Form 10-K.

In evaluating its operations and assessing its leverage, Ovintiv reviews performance-based measures such as Non‑GAAP Cash Flow, Non-GAAP Cash Flow Margin, Total Costs and debt-based metrics such as Debt to Adjusted Capitalization and

Net Debt to Adjusted EBITDA, which are non-GAAP measures and do not have any standardized meaning under U.S. GAAP. These measures may not be similar to measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. Additional information regarding these measures, including reconciliations to the closest GAAP measure, can be found in the Non-GAAP Measures section of this MD&A.

Highlights

During the first quarter of 2020, the Company focused on executing its 2020 capital plan, generating cash from operating activities and maximizing profitability through operational and capital efficiencies. Lower upstream product revenues in the first quarter of 2020 compared to 2019 resulted from lower average realized prices, excluding the impact of risk management activities, partially offset by higher production volumes. Decreases in average realized liquids and natural gas prices of 27 percent and 33 percent, respectively, were primarily due to lower benchmark prices. Total production volumes increased by 22 percent compared to the first quarter of 2019 primarily due to the Newfield acquisition, which was completed on February 13, 2019, and from successful drilling programs. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments

•

On January 24, 2020, Encana completed a corporate reorganization, which included a plan of arrangement (the “Arrangement”) that involved, among other things, a share consolidation by Encana on the basis of one post-consolidation share for each five pre-consolidation shares (the “Share Consolidation”), and Ovintiv Inc. ultimately acquired all of the issued and outstanding common shares of Encana in exchange for shares of common stock of Ovintiv Inc. on a one-for-one basis. Following completion of the Arrangement, Ovintiv Inc. migrated from Canada and became a Delaware corporation, domiciled in the U.S. (the “U.S. Domestication”). The Arrangement and the U.S. Domestication together are referred to as the “Reorganization”. Additional information on the Reorganization can be found in Note 1 of the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial Results

•	Reported net earnings of $421 million, including net gains on risk management in revenues of $1,055 million, before tax, and a non-cash ceiling test impairment of $277 million, before tax.
•	Generated cash from operating activities of $566 million, Non-GAAP Cash Flow of $535 million and Non‑GAAP Cash Flow Margin of $10.29 per BOE.
•	Paid dividends of $0.09375 per common share totaling $24 million.
•

Repurchased in the open market $90 million and $10 million in principal amount of the Company’s senior notes with fixed rates of 5.75 percent and 3.90 percent, respectively, resulting in a gain of $11 million.

•

Held cash and cash equivalents of $82 million and had $3.5 billion in available credit facilities which supported the Company’s outstanding commercial paper balance of $357 million as at March 31, 2020.

•	Achieved Net Debt to Adjusted EBITDA of 2.0 times.

Capital Investment

•	Commenced the Company’s 2020 capital plan with expenditures totaling $790 million of which $632 million, or 80 percent, was directed to the Core Assets.
•	Focused on highly efficient capital activity and short-cycle high margin and/or low cost projects providing flexibility to respond to fluctuations in commodity prices.

Production

•

Produced average liquids volumes of 309.8 Mbbls/d, which accounted for 54 percent of total production volumes. Average oil and plant condensate production volumes of 215.2 Mbbls/d were 69 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,569 MMcf/d, which accounted for 46 percent of total production volumes.

Revenues and Operating Expenses

•	Focused on market diversification to optimize realized commodity prices and revenues through a combination of derivative financial instruments and physical transportation contracts.
•

Incurred Total Costs in the first quarter of 2020 of $12.17 per BOE, a decrease compared to the first quarter of 2019 of $1.27 per BOE. Total Costs includes production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense. Total Costs excludes the impact of long-term incentive costs, restructuring costs and current expected credit losses. Significant items in the first quarter of 2020 impacting Total Costs include:

o

Lower upstream transportation and processing expense in the first quarter of 2020 compared to 2019 of $0.50 per BOE primarily due to the higher proportion of total production volumes from the USA Operations, which benefit from lower than average per BOE transportation and processing costs. Production volumes in the USA Operations were higher in the first quarter of 2020 compared to 2019 primarily due to the Newfield acquisition on February 13, 2019; and

o

Lower administrative expenses, excluding long-term incentive costs, restructuring costs and current expected credit losses, of $0.50 per BOE and lower upstream operating expenses, excluding long-term incentive costs, of $0.14 per BOE in the first quarter of 2020 compared to 2019 primarily due to synergies achieved in 2019 through workforce reductions and operating efficiencies.

•	Preserved operational and administrative synergies achieved in 2019 and enhanced efficiencies through leveraging technology, innovation and scale.

2020 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices during 2020 are expected to reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment. In March 2020, during the midst of the global COVID-19 pandemic, Saudi Arabia and Russia failed to reach an agreement on production cuts, which intensified the oversupply of oil and contributed to a dramatic decline in oil prices. In April 2020, OPEC and a group of twenty nations (collectively, “OPEC+”) agreed to cut oil production to address the existing imbalance of global supply and demand. OPEC+ is expected to meet again in June to discuss additional measures that may need to be taken to rebalance the global oil market.

Global crude oil demand fell significantly as governments worldwide took action to contain the effects of the COVID-19 pandemic. Oil and product storage facilities are filling up at an unprecedented rate as supply materially exceeds demand. As the gap between supply and demand in oil markets has grown increasingly pronounced, the oil and gas industry has responded by reducing capital spending and implementing both coordinated and market-based supply shut-ins, leading to increased price volatility. The re-balancing of global supply and demand and the industry’s return to a more stable commodity price environment is highly dependent on the successful global containment of the virus and the pace of economic recovery.

With significant uncertainty amid a highly volatile market environment, oil prices for the remainder of 2020 are expected to fluctuate depending on changes to production cuts amongst OPEC+, as well as the COVID-19 pandemic response efforts and actions taken to stimulate the global economy.

Natural Gas Markets

Natural gas prices in 2020 will be affected by changes in both supply and demand and the effects of seasonal weather. Higher-than-average inventory levels and warmer than normal temperatures during the winter months continued to put downward pressure on U.S. natural gas prices, which remains volatile in Canada and the U.S. from additional demand concerns stemming from the COVID-19 pandemic. Natural gas prices could experience a modest recovery by the end of the second quarter of 2020 due to declines in North American oil production resulting from low oil prices and lower associated natural gas production.

Company Outlook

Despite the current low commodity price environment, Ovintiv is well positioned to deliver on its updated capital plan while generating positive cash flows. In response to the rapid decline in crude oil prices witnessed in early March, the Company took immediate action to reduce its second quarter 2020 capital investments by $300 million. As the effects of the COVID-19 pandemic expanded globally and oil prices continued to decline through the latter half of March, the Company responded by reducing its second quarter capital plans by an additional $200 million, bringing total capital spending reductions to $500 million. Ovintiv has ceased operating ten drilling rigs and intends to cut an additional six rigs in May 2020. The Company will exercise discretion and disciplined capital allocation to adjust its capital spending beyond the second quarter as the current price environment evolves. As the Company expects the current price environment to remain dynamic and volatile in the near-term, the Company will also assess the option to shut-in low-margin production in certain resource plays in response to a prolonged period of low prices. Due to ongoing uncertainty and continued market volatility, the Company has suspended its previously issued 2020 guidance.

The Company enters into derivative financial instruments which mitigate price volatility and help sustain revenues, particularly during periods of lower prices. Accordingly, Ovintiv restructured its remaining 2020 crude oil hedges to provide additional downside price protection. As at April 30, 2020, the Company has hedged approximately 185.0 Mbbls/d, or 94 percent, of expected crude oil and condensate production and 1,196 MMcf/d, or 75 percent, of expected natural gas production for the remainder of the year. Additional information on Ovintiv’s hedging program can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Markets for crude oil and natural gas are exposed to different price risks and are inherently volatile. While the market price for crude oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market. Through a combination of derivative financial instruments and transportation capacity, Ovintiv attempts to limit exposure to regional pricing.

In conjunction with the $500 million reduction in capital investment noted above, Ovintiv also announced its plans to reduce costs by $200 million, an increase over the previously announced $100 million in cost savings. The Company expects that operating costs will be reduced by approximately $115 million and approximately $85 million will come from other cost savings.

Capital Investment

During the first quarter of 2020, the Company spent $790 million, of which $242 million was directed to Permian with 32 net wells drilled, $235 million was directed to Anadarko with 37 net wells drilled and $155 million was directed to Montney with 28 net wells drilled. Ovintiv reduced its second quarter 2020 capital investment by $500 million and expects capital spending to be primarily allocated to the Core Assets with a focus on maximizing returns from high margin liquids, while suspending capital programs in Eagle Ford, Bakken, Uinta and Duvernay. Ovintiv plans to fund the remainder of its 2020 capital investment using cash from operations, cash on hand and funds available from the Company’s credit facilities. As the Company monitors the global economic environment, Ovintiv will continue to evaluate its capital investment plans.

Ovintiv continually strives to improve well performance and lower costs through innovative techniques. Ovintiv's large-scale cube development model utilizes multi-well pads and advanced completion designs to maximize returns and resource recovery from its reservoirs. The impact of Ovintiv’s disciplined capital program and continuous innovation create flexibility to allocate capital in changing commodity markets and to maintain cash flows while preserving the long-term value of the Company’s multi-basin portfolio.

Production

During the first quarter of 2020, average liquids production volumes were 309.8 Mbbls/d, or 54 percent of total production volumes, and average natural gas production volumes were 1,569 MMcf/d, or 46 percent of total production volumes. Full year production volumes are expected to reflect the Company’s reduced capital investment plans and shut-in strategy, which are highly dependent on market conditions.

Operating Expenses

In the first quarter of 2020, Ovintiv announced its commitment to reducing full year 2020 costs by $200 million in response to the low commodity price environment. These cost savings primarily include reductions to operating expenses reflected in Total Costs, as well as a reduction to other expenses discussed below.

In the first quarter of 2020, Total Costs was $12.17 per BOE and is expected to trend downward as activity levels decrease and significant cost saving measures are realized through operational flexibility in response to the low commodity price environment. Total Costs includes production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense, excluding the impact of long-term incentive costs, restructuring costs and current expected credit losses. Upstream transportation and processing expense was $6.40 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs, restructuring costs and current expected credit losses, were $3.34 per BOE and $1.42 per BOE, respectively. Ovintiv expects to continue pursuing innovative ways to reduce upstream operating and administrative expenses and expects efficiency improvements and effective supply chain management to maximize cash flows.

Other Expenses and Impairments

The remaining full year cost savings are expected to include reductions to cash outflows and other expenses, such as interest expense. Following the open market repurchase of $100 million in principal of Ovintiv’s fixed rate senior notes, the Company expects to incur lower interest expense of approximately $3 million on an annualized basis as a result of reduced long-term debt balances and approximately $13 million resulting from lower expected average interest rates on the Company’s Credit Facilities.

Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Liquidity and Capital Resources section of this MD&A, respectively.

If the current low oil price environment persists for an extended period of time, Ovintiv may be subject to additional impairments of its oil and natural gas properties and other long-term assets, such as deferred income tax assets. Additional information on the Company’s ceiling test impairment can be found in the Results of Operations section of this MD&A.

Results of Operations

Selected Financial Information

	Three months ended March 31,
($ millions)	2020	2019 (1)

Product and Service Revenues
Upstream product revenues	$1,151	$1,245
Market optimization	419	326
Service revenues	-	1
Total Product and Service Revenues	1,570	1,572

Gains (Losses) on Risk Management, Net	1,055	(355)
Sublease Revenues	18	18
Total Revenues	2,643	1,235

Total Operating Expenses (2)	1,884	1,462
Operating Income (Loss)	759	(227)
Total Other (Income) Expenses	198	79
Net Earnings (Loss) Before Income Tax	561	(306)
Income Tax Expense (Recovery)	140	(61)

Net Earnings (Loss)	$421	$(245)
(1)

Subsequent to the completion of the Newfield acquisition on February 13, 2019, the post-acquisition results of the operations of Newfield are included in the Company’s interim consolidated results beginning February 14, 2019.

(2)	Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

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

Benchmark Prices

	Three months ended March 31,
(average for the period)	2020	2019

Oil & NGLs
WTI ($/bbl)	$46.17	$54.90
Houston ($/bbl)	49.48	60.82
Edmonton Condensate (C$/bbl)	61.73	67.21

Natural Gas
NYMEX ($/MMBtu)	$1.95	$3.15
AECO (C$/Mcf)	2.14	1.94
Dawn (C$/MMBtu)	2.39	3.85

Production Volumes and Realized Prices

	Three months ended March 31,
	Production Volumes (1)		Realized Prices (2)
	2020	2019	2020	2019

Oil (Mbbls/d, $/bbl)
USA Operations	161.7	123.2	$43.49	$54.42
Canadian Operations	0.8	0.3	38.95	37.31
China Operations (3)	-	2.3	-	65.62
Total	162.5	125.8	43.47	54.57

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.0	6.2	34.54	43.62
Canadian Operations	41.7	38.7	43.99	49.61
Total	52.7	44.9	42.02	48.79

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	77.5	44.6	7.33	17.81
Canadian Operations	17.1	16.1	6.97	20.11
Total	94.6	60.7	7.27	18.41

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	250.2	174.0	31.90	44.64
Canadian Operations	59.6	55.1	33.29	40.95
China Operations (3)	-	2.3	-	65.62
Total	309.8	231.4	32.16	43.97

Natural Gas (MMcf/d, $/Mcf)
USA Operations	568	367	1.41	2.31
Canadian Operations	1,001	1,054	1.86	2.60
Total	1,569	1,421	1.70	2.53

Total Production (MBOE/d, $/BOE)
USA Operations	344.8	235.2	25.46	36.63
Canadian Operations	226.5	230.7	16.98	21.67
China Operations (3)	-	2.3	-	65.62
Total	571.3	468.2	22.10	29.39

Production Mix (%)
Oil & Plant Condensate	38	36
NGLs – Other	16	13
Total Oil & NGLs	54	49
Natural Gas	46	51

Production Growth – Year Over Year (%) (4)
Total Oil & NGLs	34	59
Natural Gas	10	32
Total Production	22	44

Core Assets Production
Oil (Mbbls/d)	111.2	83.2
NGLs – Plant Condensate (Mbbls/d)	46.2	37.9
NGLs – Other (Mbbls/d)	83.6	51.7
Total Oil & NGLs (Mbbls/d)	241.0	172.8
Natural Gas (MMcf/d)	1,405	1,210
Total Production (MBOE/d)	475.3	374.4
% of Total Production	83	80
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)

The Company terminated its production sharing contract with China National Offshore Oil Corporation (“CNOOC”) and exited its China Operations effective July 31, 2019. Production from China Operations is presented for the period from February 14, 2019 through July 31, 2019.

(4)	Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

	Three months ended March 31,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2019 Upstream Product Revenues (1)	$618	$198	$100	$323	$1,239
Increase (decrease) due to:
Sales prices	(155)	(33)	(96)	(116)	(400)
Production volumes	180	36	59	37	312
2020 Upstream Product Revenues	$643	$201	$63	$244	$1,151
(1)	Revenues for the first quarter of 2019 exclude certain other revenue and royalty adjustments with no associated production volumes of $6 million.

Oil Revenues

Three months ended March 31, 2020 versus March 31, 2019

Oil revenues increased $25 million compared to the first quarter of 2019 primarily due to:

•

Higher average oil production volumes of 36.7 Mbbls/d increased revenues by $180 million. Higher volumes were primarily due to the Newfield acquisition on February 13, 2019 (36.8 Mbbls/d) and successful drilling programs in Bakken and Permian (11.4 Mbbls/d), partially offset by natural declines surpassing new production in Eagle Ford and Uinta (10.5 Mbbls/d) and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 (2.3 Mbbls/d); and

•

Lower average realized oil prices of $11.10 per bbl, or 20 percent, decreased revenues by $155 million. The decrease reflected lower Houston and WTI benchmark prices which were down 19 percent and 16 percent, respectively, and weakening regional pricing relative to the WTI benchmark price in the USA Operations.

NGL Revenues

Three months ended March 31, 2020 versus March 31, 2019

NGL revenues decreased $34 million compared to the first quarter of 2019 primarily due to:

•

Lower average realized other NGL prices of $11.14 per bbl, or 61 percent, decreased revenues by $96 million reflecting lower other NGL benchmark prices in the USA Operations and lower regional pricing; and

•

Lower average realized plant condensate prices of $6.77 per bbl, or 14 percent, decreased revenues by $33 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were down 16 percent and eight percent, respectively, as well as declines in regional pricing relative to the Edmonton Condensate and WTI benchmark prices;

partially offset by:

•

Higher average other NGL production volumes of 33.9 Mbbls/d increased revenues by $59 million. Higher volumes were primarily due to the Newfield acquisition on February 13, 2019 (18.0 Mbbls/d) and successful drilling programs in Anadarko and Permian (15.3 Mbbls/d); and

•

Higher average plant condensate production volumes of 7.8 Mbbls/d increased revenues by $36 million. Higher volumes were primarily due to successful drilling programs in Montney and Anadarko (4.6 Mbbls/d) and the Newfield acquisition on February 13, 2019 (2.8 Mbbls/d).

Natural Gas Revenues

Three months ended March 31, 2020 versus March 31, 2019

Natural gas revenues decreased $79 million compared to the first quarter of 2019 primarily due to:

•

Lower average realized natural gas prices of $0.83 per Mcf, or 33 percent, decreased revenues by $116 million. The decrease reflected lower Dawn and NYMEX benchmark prices which were both down 38 percent, partially offset by a higher proportion of total production volumes in the USA Operations with higher regional pricing resulting from the Newfield acquisition on February 13, 2019 and a higher AECO benchmark price which was up 10 percent; and

•

Higher average natural gas production volumes of 148 MMcf/d increased revenues by $37 million primarily due to the Newfield acquisition on February 13, 2019 (191 MMcf/d), successful drilling programs in Permian and Anadarko (64 MMcf/d) and decreased third-party plant downtime and pipeline restrictions in Montney (11 MMcf/d), partially offset by lower gas production due to wells drilled with higher liquids content in Montney (52 MMcf/d), the sale of the Arkoma natural gas assets in the third quarter of 2019 (39 MMcf/d) and natural declines surpassing new production in Duvernay and Eagle Ford (25 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Additional information on the Company’s commodity price positions as at March 31, 2020 can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended March 31,
($ millions)	2020	2019

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$82	$31
NGLs - Plant Condensate	23	12
NGLs - Other	5	11
Natural Gas	39	16
Other (2)	2	2
Total	151	72

Unrealized Gains (Losses) on Risk Management	904	(427)
Total Gains (Losses) on Risk Management, Net	$1,055	$(355)

	Three months ended March 31,
(Per-unit)	2020	2019

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$5.52	$2.77
NGLs - Plant Condensate ($/bbl)	$4.78	$2.92
NGLs - Other ($/bbl)	$0.62	$2.12
Natural Gas ($/Mcf)	$0.27	$0.13
Total ($/BOE)	$2.86	$1.68
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended March 31,
($ millions)	2020	2019

Market Optimization	$419	$326

Three months ended March 31, 2020 versus March 31, 2019

Market Optimization product revenues increased $93 million compared to the first quarter of 2019 primarily due to:

•

Higher sales of third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($156 million) and higher sales of third-party purchased natural gas volumes primarily relating to long-term marketing arrangements for assets divested in prior years ($34 million);

partially offset by:

•	Lower natural gas and oil benchmark prices ($97 million).

Sublease Revenues

Sublease revenues primarily include amounts related to the sublease of office space in The Bow office building recorded in the Corporate and Other segment. Additional information on office sublease income can be found in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

Production, Mineral and Other Taxes

Production, mineral and other taxes include production and property taxes. Production taxes are generally assessed as a percentage of oil, NGLs and natural gas production revenues. Property taxes are generally assessed based on the value of the underlying assets.

	$ millions		$/BOE
Three months ended March 31,	2020	2019	2020	2019

USA Operations	$48	$44	$1.55	$2.08
Canadian Operations	4	4	$0.19	$0.18
Total	$52	$48	$1.01	$1.14

Three months ended March 31, 2020 versus March 31, 2019

Production, mineral and other taxes increased $4 million compared to the first quarter of 2019 primarily due to:

•	Higher production volumes as a result of the Newfield acquisition on February 13, 2019 ($8 million);

partially offset by:

•	Lower production tax in Other Upstream Operations as a result of lower production volumes and commodity prices ($4 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
Three months ended March 31,	2020	2019	2020	2019

USA Operations	$121	$79	$3.84	$3.74
Canadian Operations	213	212	$10.29	$10.20
Upstream Transportation and Processing	334	291	$6.40	$6.90

Market Optimization	62	47
Total	$396	$338

Three months ended March 31, 2020 versus March 31, 2019

Transportation and processing expense increased $58 million compared to the first quarter of 2019 primarily due to:

•

Higher production volumes as a result of the Newfield acquisition on February 13, 2019 and successful drilling in Anadarko ($36 million), rate escalation in certain transportation contracts relating to previously divested assets ($21 million), production volumes from successful drilling in Montney and Permian ($7 million) and higher downstream processing and transportation costs in Montney due to third-party adjustments ($4 million);

partially offset by:

•

The sale of the Arkoma natural gas assets in the third quarter of 2019 ($6 million) and the expiration of certain transportation contracts relating to decommissioned and previously divested assets ($4 million).

Upstream transportation and processing decreased $0.50 per BOE compared to the first quarter of 2019 primarily due to a higher proportion of total production volumes in the USA Operations resulting from the Newfield acquisition, which benefit from lower than average per BOE transportation and processing costs.

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, to operate oil and natural gas properties in which the Company has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
Three months ended March 31,	2020	2019	2020	2019

USA Operations	$139	$115	$4.42	$5.44
Canadian Operations	26	37	$1.26	$1.80
China Operations (1)	-	4	$-	$17.93
Upstream Operating Expense (2)	165	156	$3.17	$3.70

Market Optimization	2	10
Corporate & Other	(2)	(1)
Total	$165	$165
(1)

The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019. Upstream Operating Expense from China Operations is presented for the period from February 14, 2019 through July 31, 2019.

(2)	Upstream Operating Expense per BOE for the first quarter of 2020 includes a recovery of long-term incentive costs of $0.17/BOE (2019 - long-term incentive costs of $0.22/BOE).

Three months ended March 31, 2020 versus March 31, 2019

Operating expense was unchanged compared to the first quarter of 2019. Impacts to operating expense in the first quarter of 2020 compared to 2019 include:

•

The Newfield acquisition on February 13, 2019 and increased activity in Bakken, Anadarko and Uinta ($23 million), as well as lower capitalization of overhead costs, primarily in Permian, Montney, Eagle Ford and Duvernay ($11 million);

partially offset by:

•

A recovery of long-term incentive costs resulting from a decrease in the Company’s share price in the first quarter of 2020 compared to long-term incentive costs resulting from an increase in the share price in the first quarter of 2019 ($26 million), as well as the sale of the Arkoma natural gas assets and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 ($7 million).

Additional information on the Company’s long-term incentives can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,
($ millions)	2020	2019

Market Optimization	$398	$298

Three months ended March 31, 2020 versus March 31, 2019

Purchased product expense increased $100 million compared to the first quarter of 2019 primarily due to:

•

Higher third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($158 million) and higher third-party purchased natural gas volumes primarily relating to long-term marketing arrangements for assets divested in prior years ($32 million);

partially offset by:

•	Lower natural gas and oil benchmark prices ($90 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost centre are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2019 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates, as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2019 Annual Report on Form 10-K.

	$ millions		$/BOE
Three months ended March 31,	2020	2019	2020	2019

USA Operations	$418	$274	$13.30	$12.96
Canadian Operations	109	92	$5.28	$4.42
Upstream DD&A	527	366	$10.12	$8.73

Corporate & Other	7	11
Total	$534	$377

Three months ended March 31, 2020 versus March 31, 2019

DD&A increased $157 million compared to the first quarter of 2019 primarily due to:

•	Higher production volumes in the USA Operations ($132 million) and higher depletion rates in the Canadian and USA Operations ($19 million and $11 million, respectively).

The depletion rate in the Canadian and USA Operations increased $0.86 per BOE and $0.34 per BOE, respectively, compared to the first quarter of 2019 primarily due to higher capital spending in Anadarko and Montney, and higher transfers of unproved property costs, partially offset by higher reserves volumes.

Impairments

Under full cost accounting, the carrying amount of Ovintiv’s oil and natural gas properties within each country cost centre is subject to a ceiling test performed quarterly. Ceiling test impairments are recognized when the capitalized costs, net of accumulated depletion and the related deferred income taxes, exceed the sum of the estimated after-tax future net cash flows from proved reserves as calculated under SEC requirements using the 12‑month average trailing prices and discounted at 10 percent. The 12-month average trailing price is calculated as the average of the price on the first day of each month within the trailing 12-month period.

In the first quarter of 2020, the Company recognized a before-tax non-cash ceiling test impairment of $277 million in the USA Operations. The non-cash ceiling test impairment primarily resulted from the decline in the 12-month average trailing prices related to NGLs and natural gas, which reduced proved reserves values.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
March 31, 2020	56.06	70.32	2.30	1.48
December 31, 2019	55.93	68.80	2.58	1.76
March 31, 2019	62.99	75.86	3.07	1.69
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

Due to the recent low commodity price environment, further declines in the 12-month average trailing prices are expected and could reduce proved reserves volumes and values and result in the recognition of future ceiling test impairments. However, future ceiling test impairments are difficult to reasonably predict and depend on commodity prices, as well as changes to reserves estimates, future development costs, capitalized costs, unproved property costs transferred to the depletable base of the full cost pool, as well as proceeds received from upstream divestitures which are generally deducted from the Company’s capitalized costs and can reduce the likelihood of ceiling test impairments.

The Company has calculated the estimated effects that certain price changes would have had on its ceiling test impairment for the three months ended March 31, 2020. Using commodity futures prices as at March 31, 2020 for the three months ending June 30, 2020, the estimated 12-month average trailing prices for the period ended March 31, 2020 would have been $47.36 per bbl for WTI, C$58.15 per bbl for Edmonton Condensate, $2.08 per MMBtu for Henry Hub and C$1.64 per MMBtu for AECO. Based on these estimated prices, while holding all other inputs and assumptions constant, an additional before-tax ceiling test impairment of $3.7 billion for the USA Operations would have been recognized for the three months ended March 31, 2020. If a low commodity price environment is sustained during the remainder of 2020, further ceiling test impairments and related allowances on deferred tax assets may be recognized.

The additional estimated before-tax ceiling test impairment is partly a result of a 13 percent decrease in proved undeveloped reserves for the USA Operations as certain locations would not be economic at these revised estimated prices. This estimate strictly isolates the potential impact of commodity prices on the Company’s proved reserves volumes and values. If the low commodity price environment continues, further negative price related reserve revisions during the remainder of 2020 may occur, the magnitude of which could be significant.

Due to uncertainties in estimating proved reserves, the additional before-tax ceiling test impairment described and resulting implications may not be indicative of Ovintiv’s future development plans, operating or financial results.

The Company believes that the discounted after-tax future net cash flows from proved reserves required to be used in the ceiling test calculation are not indicative of the fair market value of Ovintiv’s oil and natural gas properties or the future net cash flows expected to be generated from such properties. The discounted after-tax future net cash flows do not consider the fair market value of unamortized unproved properties, or probable or possible liquids and natural gas reserves. In addition, there is no consideration given to the effect of future changes in commodity prices. Ovintiv manages its business using estimates of reserves and resources based on forecast prices and costs. Additional information on the ceiling test calculation can be found in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. Costs primarily include salaries and benefits, general office, information technology, restructuring and long-term incentive costs.

	($ millions)		$/BOE
Three months ended March 31,	2020	2019	2020	2019

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs and Current Expected Credit Losses	$74	$82	$1.42	$1.92
Long-term incentive costs	(26)	32	(0.51)	0.76
Restructuring costs	-	113	-	2.70
Current expected credit losses (1)	5	-	0.11	-
Total Administrative	$53	$227	$1.02	$5.38
(1)

On January 1, 2020, Ovintiv adopted ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” under Topic 326. Further details on the adoption of ASU 2016-13 can be found in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2020 versus March 31, 2019

Administrative expense in the first quarter of 2020 decreased $174 million compared to the first quarter of 2019 primarily due to restructuring costs incurred in 2019 ($113 million) and a recovery of long-term incentive costs resulting from a decrease in the Company’s share price in the first quarter of 2020 compared to long-term incentive costs resulting from an increase in the share price in the first quarter of 2019 ($58 million).

During 2019, the Company completed workforce reductions in conjunction with the Newfield acquisition to better align staffing levels and the organizational structure. Additional information on restructuring charges can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended March 31,
($ millions)	2020	2019

Interest	$96	$87
Foreign exchange (gain) loss, net	116	(37)
(Gain) loss on divestitures, net	-	1
Other (gains) losses, net	(14)	28
Total Other (Income) Expenses	$198	$79

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt arising from U.S. dollar denominated unsecured notes. Additional information on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2020 versus March 31, 2019

Interest expense increased $9 million compared to the first quarter of 2019 due to:

•

Higher interest expense on long-term debt primarily relating to the assumption of Newfield’s outstanding senior notes, interest expense relating to amounts drawn on the Company’s credit facilities and issuances under the Company’s U.S. commercial paper (“U.S. CP”) program ($15 million);

partially offset by:

•	Lower interest expense resulting from the repayment of the Company’s $500 million senior note in the second quarter of 2019 ($8 million).

Foreign Exchange (Gain) Loss, Net

Foreign exchange gains and losses primarily result from the impact of fluctuations in the Canadian to U.S. dollar exchange rate. Additional information on changes in foreign exchange gains or losses can be found in Note 6 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Following the completion of the Reorganization, including the U.S. Domestication, on January 24, 2020, as described in the Highlights section of this MD&A, the U.S. dollar denominated unsecured notes issued by Encana Corporation from Canada were assumed by Ovintiv Inc., a company incorporated in Delaware with a U.S. dollar functional currency. Accordingly, these U.S. dollar denominated unsecured notes, along with certain intercompany notes, no longer attract foreign exchange translation gains or losses.

Three months ended March 31, 2020 versus March 31, 2019

In the first quarter of 2020, Ovintiv recorded a net foreign exchange loss of $116 million compared to a gain in 2019 of $37 million primarily due to:

•

Unrealized foreign exchange losses on the translation of U.S. dollar financing debt and risk management contracts issued from Canada compared to gains in 2019 ($169 million and $63 million, respectively) and realized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada compared to gains in 2019 ($18 million);

partially offset by:

•	Unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2019 ($106 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, transaction costs relating to acquisitions, reclamation charges relating to decommissioned assets, gains on debt repurchases and adjustments related to other assets.

Other gains in the first quarter of 2020 primarily includes a gain of $11 million relating to the repurchase of the Company’s fixed long-term debt on the open market as discussed in the Liquidity and Capital Resources section of this MD&A.

Other losses in the first quarter of 2019 primarily included legal fees and transaction costs related to the Newfield acquisition of $31 million, partially offset by interest income on short-term investments of $6 million.

Income Tax

	Three months ended March 31,
($ millions)	2020	2019

Current Income Tax Expense (Recovery)	$-	$1
Deferred Income Tax Expense (Recovery)	140	(62)
Income Tax Expense (Recovery)	$140	$(61)

Effective Tax Rate	25.0%	19.9%

Income Tax Expense (Recovery)

Three months ended March 31, 2020 versus March 31, 2019

In the first quarter of 2020, Ovintiv recorded an income tax expense of $140 million compared to an income tax recovery of $61 million in 2019, primarily due to net earnings of $561 million before income tax in the first quarter of 2020, compared to a net loss before income tax of $306 million in 2019.

Effective Tax Rate

Ovintiv’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year‑to‑date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is primarily impacted by expected annual earnings, income tax related to foreign operations, state tax, the effect of legislative changes, non-taxable capital gains and losses, and tax differences on divestitures and transactions.

Following the U.S. Domestication as described in the Highlights section of this MD&A, the applicable statutory rate became the U.S. federal income tax rate. The Company’s effective tax rate of 25 percent in the first quarter of 2020 is higher than the U.S. federal statutory tax rate of 21 percent primarily due to state taxes and foreign jurisdictional tax rates relative to the U.S. federal statutory tax rate applied to jurisdictional earnings.

During the three months ended March 31, 2020 and as part of the U.S. Domestication, Ovintiv recognized a capital loss and recorded a deferred income tax benefit in the amount of $1.2 billion for Canadian income tax purposes due to the decline in the Company’s share value compared to the historical tax basis of its properties that were transferred as part of the Reorganization. Ovintiv assessed the realizability of these capital losses against capital gains and concluded that it is more likely than not that the deferred tax asset will not be realizable. Therefore, Ovintiv has recorded a corresponding valuation allowance against the deferred tax asset. If it is determined that the capital loss can be utilized at a future date, a reduction in the valuation allowance will be recorded.

Ovintiv is evaluating the various stimulus and fiscal measures announced in the U.S. and Canada in response to the COVID-19 pandemic, including the U.S. Coronavirus Aid, Relief and Economic Security (CARES) Act and the Canada Emergency Wage Subsidy (CEWS) legislation. The tax impacts from these measures are currently not expected to be material on the Company’s tax or financial position.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations or to manage its capital structure as discussed below. At March 31, 2020, $65 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

The Company’s capital structure consists of total shareholders’ equity plus long-term debt, including any current portion. The Company’s objectives when managing its capital structure are to maintain financial flexibility to preserve Ovintiv’s access to capital markets and its ability to meet financial obligations and finance internally generated growth, as well as potential acquisitions. Ovintiv has a practice of maintaining capital discipline and strategically managing its capital structure by adjusting capital spending, adjusting dividends paid to shareholders, issuing new shares, purchasing shares for cancellation, issuing new debt, repaying or repurchasing existing debt.

	As at March 31,
($ millions, except as indicated)	2020	2019

Cash and Cash Equivalents	$82	$479
Available Credit Facilities (1)	3,515	4,000
Available Uncommitted Demand Lines (2)	190	183
Issuance of U.S. Commercial Paper	(357)	-
Total Liquidity	$3,430	$4,662

Long-Term Debt, including current portion (3)	$7,006	$6,799
Total Shareholders’ Equity (4)	$10,191	$10,360

Debt to Capitalization (%) (5)	41	40
Debt to Adjusted Capitalization (%) (6)	28	27
(1)	Includes available credit facilities of $2.165 billion (2019 - $1.5 billion) in the U.S. and $1.35 billion (2019 - $2.5 billion) in Canada as at March 31, 2020 (collectively, the “Credit Facilities”).
(2)	Includes three uncommitted demand lines totaling $313 million, net of $123 million in undrawn letters of credit (2019 - $326 million and $143 million, respectively).
(3)	Long-Term Debt as at March 31, 2020, includes outstanding U.S. CP totaling $357 million and $485 million drawn on the Credit Facilities.
(4)	Shareholders’ Equity reflects the common shares purchased, for cancellation, under the Company’s 2019 NCIB and substantial issuer bid programs.
(5)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(6)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $4.0 billion, which include a $2.5 billion revolving credit facility for Ovintiv Inc. and a $1.5 billion revolving credit facility for a Canadian subsidiary. These facilities mature in July 2024, and are fully revolving up to maturity. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital programs. At March 31, 2020, $335 million and $150 million were outstanding under the revolving credit facility for Ovintiv Inc. and for the Canadian subsidiary, respectively.

During the first quarter of 2020, as a result of the recent economic downturn from the COVID-19 pandemic and falling oil prices, Ovintiv received updates to its credit ratings. Ovintiv remains investment grade which reflects the Company’s strong liquidity position within a volatile and low commodity price environment. Ovintiv has full access to its Credit Facilities and the credit rating updates have not impacted the Company’s ability to fund its operations, development activities or its reduced capital program. While Ovintiv currently maintains an investment grade credit rating, further reductions in the Company’s credit ratings could increase the cost of short-term borrowings on the existing Credit Facilities or other sources of liquidity. A prolonged period of low commodity prices and the global impact of the COVID-19 pandemic, could impact the Company’s credit ratings in the future.

As at March 31, 2020, the Company had $357 million of commercial paper outstanding under its U.S. CP programs with an average remaining term of approximately 11 days and a weighted average interest rate of approximately 2.00 percent, which is supported by the Company’s Credit Facilities. Ovintiv’s access to its U.S. CP programs is market-driven and in the current low commodity price environment, market access is not available. As the Company’s outstanding commercial paper comes due in the second quarter of 2020, it is expected to be repaid using advances from the Company’s Credit Facilities. Depending on the Company’s credit rating and market demand, the Company may regain access to its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary.

The Credit Facilities and uncommitted demand lines, together with cash and cash equivalents less any outstanding commercial paper, provide Ovintiv with total liquidity of $3.4 billion. At March 31, 2020, Ovintiv also had approximately $123 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities. Further downgrades in the Company’s credit ratings could trigger additional collateral requirements to support existing agreements and such amounts could be material.

In the first quarter of 2020, Ovintiv filed a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At March 31, 2020, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the U.S. shelf registration statement or Canadian shelf prospectus is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at March 31, 2020, the Company’s Debt to Adjusted Capitalization was 28 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Ovintiv does not expect the current COVID-19 pandemic to impact the Company’s ability to remain in compliance with its financial covenants under the Credit Facilities. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2019 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the first quarter of 2020, Ovintiv primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended March 31,
($ millions)	Activity Type	2020	2019

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$566	$529
Proceeds from divestitures	Investing	22	2
Corporate acquisition, net of cash and restricted cash acquired	Investing	-	94
Net issuance of revolving long-term debt	Financing	144	-
Other	Investing	130	54
		862	679

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	790	736
Acquisitions	Investing	17	22
Repayment of long-term debt (1)	Financing	89	-
Purchase of shares of common stock	Financing	-	400
Dividends on shares of common stock	Financing	24	28
Other	Financing	22	20
		942	1,206
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(7)	3
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(87)	$(524)
(1)	Includes open market repurchases.

Operating Activities

Cash from operating activities in the first quarter of 2020 was $566 million and was primarily a reflection of the impacts from lower average realized commodity prices, partially offset by increases in production volumes, the Newfield acquisition, the effects of the commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 23 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the first quarter of 2020 was $535 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended March 31, 2020 versus March 31, 2019

Net cash from operating activities increased $37 million compared to the first quarter of 2019 primarily due to:

•

Higher production volumes ($312 million), restructuring costs incurred in 2019 ($113 million), higher realized gains on risk management in revenues ($79 million), lower administrative expense, excluding non-cash long-term incentive costs and current expected credit losses ($66 million) and acquisition costs incurred in 2019 ($31 million);

partially offset by:

•

Lower realized commodity prices ($400 million), higher transportation and processing expense ($58 million), changes in non-cash working capital ($35 million), decommissioning costs ($31 million) and higher interest on long-term debt ($13 million).

Investing Activities

Cash used in investing activities in the first quarter of 2020 was $655 million primarily due to capital expenditures. Capital expenditures increased $54 million compared to the first quarter of 2019 due to the timing of the Company’s capital program, including higher capital expenditures relating to the Anadarko asset acquired in the Newfield acquisition ($88 million).

Corporate acquisition in the first quarter of 2019 was $94 million, which reflected the net cash acquired upon the Newfield business combination.

Acquisitions in the first quarter of 2020 were $17 million, which primarily included property purchases with liquids-rich potential. Acquisitions in the first quarter of 2019 were $22 million which primarily included seismic purchases.

Divestitures in the first quarter of 2020 and 2019 were $22 million and $2 million, respectively, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 3, 8 and 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategy to enhance liquidity, strengthen its balance sheet and return value to shareholders through the purchase of common shares.

Net cash from financing activities in the first quarter of 2020 was $9 million compared to net cash used of $448 million in 2019. The change was primarily due to the purchase of common shares under a NCIB ($400 million) in the first quarter of 2019 as discussed in more detail below and the net issuance of revolving long-term debt in the first quarter of 2020 ($144 million), partially offset by the open market repurchase of long-term debt in the first quarter of 2020 ($89 million) as discussed below.

From time to time, Ovintiv may seek to retire or purchase the Company’s outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the first quarter of 2020, the Company repurchased, in the open market, approximately $90 million in principal amount of its 5.75 percent senior notes due January 2022 and approximately $10 million in principal amount of its 3.90 percent senior notes due in November 2021 for an aggregate cash payment of $89 million, plus accrued interest, and recognized a net gain of approximately $11 million. The Company utilized cash on hand and cash from implementing cost savings initiatives to complete these open market repurchases.

The Company’s long-term debt totaled $7,006 million at March 31, 2020 and $6,974 million at December 31, 2019. There was no current portion outstanding at March 31, 2020 or December 31, 2019. Ovintiv has no long-term debt maturities until November 2021 and, as at March 31, 2020, over 80 percent of the Company’s debt is not due until 2024 and beyond. For additional information on long-term debt, refer to Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Dividends

Ovintiv pays quarterly dividends to stockholders at the discretion of the Board of Directors.

	Three months ended March 31,
($ millions, except as indicated)	2020	2019

Dividend Payments	$24	$28
Dividend Payments ($/share) (1)	$0.09375	$0.09375
(1)	Dividend payments per share reflect the Share Consolidation. Accordingly, the comparative period has been restated.

Dividends paid in the first quarter of 2020 decreased $4 million compared to the first quarter of 2019 due to common shares purchased, for cancellation, under the Company’s substantial issuer bid and NCIB programs.

On May 7, 2020, the Board of Directors declared a dividend of $0.09375 per share of Ovintiv common stock payable on June 30, 2020 to stockholders of record as of June 15, 2020.

Normal Course Issuer Bid

In the first quarter of 2019, the Company used cash on hand of approximately $400 million to purchase, for cancellation, approximately 55.9 million common shares, on a pre-Share Consolidation basis or approximately 11.2 million common shares on a post-Share Consolidation basis. For additional information on the NCIB, refer to Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

For information on off-balance sheet arrangements and transactions, refer to the Off-Balance Sheet Arrangements section of the MD&A included in Item 7 of the 2019 Annual Report on Form 10-K.

Commitments and Contingencies

For information on commitments and contingencies, refer to Notes 8 and 24 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,
($ millions, except as indicated)	2020	2019

Cash From (Used in) Operating Activities	$566	$529
(Add back) deduct:
Net change in other assets and liabilities	(52)	(11)
Net change in non-cash working capital	83	118
Current tax on sale of assets	-	-
Non-GAAP Cash Flow (1)	$535	$422
Production Volumes (MMBOE)	52.0	42.1
Non-GAAP Cash Flow Margin ($/BOE)	$10.29	$10.02
(1)	The first quarter of 2019 includes restructuring costs of $113 million and acquisition costs of $31 million.

Total Costs

Total Costs is a non-GAAP measure defined as the summation of production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense, excluding the impact of long‑term incentive costs, restructuring costs and current expected credit losses. Management believes this measure is useful to the Company and its investors as a measure of operational efficiency across periods.

	Three months ended March 31,
($ millions, except as indicated)	2020	2019

Production, Mineral and Other Taxes	$52	$48
Upstream Transportation and Processing	334	291
Upstream Operating	165	156
Administrative	53	227
Deduct (add back):
Long-term incentive costs	(35)	41
Restructuring costs	-	113
Current expected credit losses	5	-
Total Costs	$634	$568
Divided by:
Production Volumes (MMBOE)	52.0	42.1
Total Costs ($/BOE) (1)	$12.17	$13.44
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	March 31, 2020	December 31, 2019

Long-Term Debt, including current portion	$7,006	$6,974
Total Shareholders’ Equity	10,191	9,930
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$24,943	$24,650
Debt to Adjusted Capitalization	28%	28%

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

($ millions, except as indicated)	March 31, 2020	December 31, 2019

Long-Term Debt, including current portion	$7,006	$6,974
Less:
Cash and cash equivalents	82	190
Net Debt	6,924	6,784

Net Earnings	900	234
Add back (deduct):
Depreciation, depletion and amortization	2,172	2,015
Impairments	277	-
Accretion of asset retirement obligation	37	37
Interest	391	382
Unrealized (gains) losses on risk management	(601)	730
Foreign exchange (gain) loss, net	34	(119)
(Gain) loss on divestitures, net	(4)	(3)
Other (gains) losses, net	(19)	23
Income tax expense (recovery)	282	81
Adjusted EBITDA (trailing 12-month) (1)	$3,469	$3,380
Net Debt to Adjusted EBITDA (times)	2.0	2.0
(1)	Adjusted EBITDA for 2019 only includes Newfield’s results of operations for the post-acquisition period from February 14, 2019 to December 31, 2019.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about Ovitniv’s potential exposure to market risks. The term “market risk” refers to the Company’s risk of loss arising from adverse changes in oil, NGL and natural gas prices, foreign currency exchange rates and interest rates. The following disclosures are not meant to be precise indicators of expected future losses but rather indicators of reasonably possible losses. The forward-looking information provides indicators of how the Company views and manages ongoing market risk exposures.

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil and natural gas production is volatile and unpredictable as discussed in Part 1, Item 2 of this Quarterly Report on Form 10-Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of the 2019 Annual Report on Form 10-K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 22 under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	March 31, 2020
(US$ millions)	10% Price Increase	10% Price Decrease
Crude oil price	$(131)	$128
NGL price	(9)	9
Natural gas price	(68)	58

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on the Company’s financial results when compared to the same periods in 2019.

	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(2)
Transportation and Processing Expense (1)	(2)	$(0.04)
Operating Expense (1)	(1)	(0.01)
Administrative Expense	(2)	(0.03)
Depreciation, Depletion and Amortization (1)	(1)	(0.02)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2020, Ovintiv has entered into $644 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7451 to C$1, which mature monthly through the remainder of 2020 and $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7289 to C$1, which mature monthly throughout 2021.

As at March 31, 2020, Ovintiv had $225 million in U.S. dollar long-term debt and $140 million in U.S. dollar finance lease obligations issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	March 31, 2020
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(18)	$22

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

As at March 31, 2020, the Company had floating rate revolving credit and term loan borrowings of $842 million. Accordingly, the sensitivity in net earnings for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $7 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Ovintiv’s internal control over financial reporting during the first quarter of 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2019 Annual Report on Form 10-K and Note 24 of Ovintiv’s Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A. Risk Factors of the 2019 Annual Report on Form 10-K. These risks, which could materially affect our business, financial condition and/or operating results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition and/or operating results. The risk factor set forth below should be read together with the risk factors described in the 2019 Annual Report on Form 10-K.

A pandemic, epidemic or other widespread outbreak of an infectious disease, such as the ongoing outbreak of COVID-19, could affect the operation of our business.

On March 11, 2020, the World Health Organization escalated the status of the COVID-19 outbreak from epidemic to pandemic. In an effort to mitigate the spread of COVID-19, governmental authorities in the United States, Canada and around the world have implemented, among other measures, limitations on cross-border travel, restrictions on mass gatherings, stay-at-home orders and mandatory closures of non-essential businesses. In the event such restrictions remain in place for an extended period of time, the Company’s ability to maintain ordinary staffing levels, secure operational inputs, and execute on portions of its business could be impacted. Although the Company has contingency plans in place to manage the potential workplace impacts of global outbreaks, including COVID-19, restrictions implemented by governments in jurisdictions in which the Company operates could prevent employees, contractors or suppliers from accessing the Company’s properties or performing critical services, or negatively impact the availability of the Company’s key personnel. In addition, as a significant subset of the Company’s employees has and may continue to work remotely, the Company may experience a higher rate of cyber-attacks and exposure to vulnerabilities related to digital technologies.

Concerns over the prolonged negative effects of the COVID-19 pandemic on economic and business prospects across the world, along with actions taken by members of OPEC and other oil exporting nations in response, have contributed to increased market and oil price volatility and diminished expectations for the performance of the global economy. The COVID-19 pandemic has resulted in, and may continue to result in, significant market uncertainty, including substantial fluctuations in currency exchange rates, inflation, interest rates, counterparty credit and performance risk, and general levels of investing and consumption. An extended period of decreased global demand and/or oversupply of production may result in refiners curtailing operations or refinery utilization rates, which could contribute to storage constraints or a widening of price differentials in jurisdictions in which the Company operates. Further, low commodity prices could impact the value and amount of the Company’s reserves and result in the recognition of future ceiling test impairments.

The full impact of the COVID-19 pandemic is uncertain and will depend on a number of factors, including the location and severity of the virus's spread and the effectiveness of mitigation actions taken by governmental authorities. Ongoing market uncertainty and an extended period of low commodity prices could result in changes to the Company's spending and operating plans, substantial fluctuations in the Company’s stock price and credit ratings, and affect the Company's financial condition, operations and access to liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
10.1*	First Amendment to the Encana (USA) Deferred Compensation Plan amended and restated effective April 1, 2018, dated as of January 24, 2020.
10.2*	Ovintiv U.S. Retirement Plan amended and restated effective January 27, 2020.
10.3*	Offer of employment dated June 10, 2013.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

* Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: May 8, 2020

