Form 10-Q
period 2020-06-30
Ovintiv Inc.
filed 2020-07-31
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	OVV	New York Stock Exchange

Number of registrant’s shares of common stock outstanding as of July 24, 2020	259,860,778

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American energy producer; statements with respect to the Company’s strategic objectives, including capital allocation strategy, shut-in strategy, focus of investment, return of capital to stockholders, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; statements regarding the benefits of the Company’s multi-basin portfolio; statements regarding the Company’s updated capital plan; ability to maximize cash flow through a disciplined capital allocation strategy; anticipated cost savings, capital efficiency and sustainability thereof; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; anticipated commodity prices; anticipated success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; potential impacts of an extended period of low commodity prices and responses of the Company thereto; estimates of reserves and resources and potential for negative price related reserve revisions; expected production and product types; statements regarding anticipated cash flow, non-GAAP cash flow margin and leverage ratios; anticipated access to cash, cash equivalents and other methods of funding; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange fluctuations, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; statements regarding the Company’s operational and financial flexibility, discipline and ability  to respond to evolving market conditions; ability to meet financial obligations, manage debt and financial ratios, finance growth and comply with financial covenants; impact to the Company as a result of changes to or a reduction of its credit rating; access to the Company’s credit facilities; planned dividend and the declaration and payment of future dividends, if any; expectations with respect to the Company’s restructuring initiative, including anticipated transition and severance costs and the timing thereof; adequacy of the Company’s provision for taxes and legal claims; projections and statements in respect of funding; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and obligations and anticipated payments thereunder; and the possible impact of accounting pronouncements, rule changes and standards.

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

Risks and uncertainties that may affect these business outcomes include: suspension of or changes to guidance, and associated impact to production; ability to generate sufficient cash flow to meet obligations; market and commodity price volatility and associated impact to the Company’s stock price, credit rating, financial condition, reserves and access to liquidity; the impact of COVID-19 to the Company’s operations, including maintaining ordinary staffing levels, securing operational inputs, executing on portions of its business and managing cyber-security risks associated with remote work; ability to secure adequate transportation; potential curtailments of refinery operations, including resulting storage constraints or widening price differentials; variability and discretion of Ovintiv’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; timing and costs of well, facilities and pipeline construction; business interruption, property and casualty losses or unexpected technical difficulties, including impact of weather; risks associated with decommissioning activities, including timing and costs thereof; counterparty and credit risk; impact of changes  in credit rating and access to  liquidity, including costs thereof; fluctuations in currency and interest rates; failure to achieve cost and efficiency initiatives; risks inherent in marketing operations; risks associated with technology, including electronic, cyber and physical security breaches; changes in or interpretation of royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations; the Company’s ability to utilize U.S. net operating loss carryforwards and other tax attributes; risks associated with existing and potential lawsuits and regulatory actions made against the Company; impact of disputes arising with its partners, including suspension of certain obligations and inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional reserves; imprecision of reserves estimates and estimates of recoverable quantities, including future net revenue estimates; risks associated with past and future acquisitions or divestitures of certain assets or other transactions or receipt of amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Ovintiv may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Ovintiv may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; and other risks described in Item 1A. Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) and in this Quarterly Report on Form 10-Q, and risks and uncertainties impacting Ovintiv’s business as described from time to time in the Company’s other periodic filings with the SEC.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions, except per share amounts)		2020	2019	2020	2019

Revenues	(Note 3)
Product and service revenues	(Note 4)	$1,023	$1,848	$2,593	$3,420
Gains (losses) on risk management, net	(Note 22)	(314)	190	741	(165)
Sublease revenues	(Note 11)	17	17	35	35
Total Revenues		726	2,055	3,369	3,290

Operating Expenses	(Note 3)
Production, mineral and other taxes		27	73	79	121
Transportation and processing		368	412	764	750
Operating	(Notes 19, 20)	154	187	319	352
Purchased product		319	222	717	520
Depreciation, depletion and amortization		493	532	1,027	909
Impairments	(Note 10)	3,250	-	3,527	-
Accretion of asset retirement obligation	(Note 14)	9	10	18	19
Administrative	(Notes 18, 19, 20)	165	81	218	308
Total Operating Expenses		4,785	1,517	6,669	2,979
Operating Income (Loss)		(4,059)	538	(3,300)	311

Other (Income) Expenses
Interest	(Note 5)	86	99	182	186
Foreign exchange (gain) loss, net	(Notes 6, 22)	(40)	(55)	76	(92)
(Gain) loss on divestitures, net		-	-	-	1
Other (gains) losses, net	(Notes 8, 12, 20)	(16)	(3)	(30)	25
Total Other (Income) Expenses		30	41	228	120
Net Earnings (Loss) Before Income Tax		(4,089)	497	(3,528)	191
Income tax expense (recovery)	(Note 7)	294	161	434	100
Net Earnings (Loss)		$(4,383)	$336	$(3,962)	$91

Net Earnings (Loss) per Share of Common Stock (1)
Basic & Diluted	(Note 15)	$(16.87)	$1.22	$(15.25)	$0.35
Weighted Average Shares of Common Stock Outstanding (millions) (1)
Basic & Diluted	(Note 15)	259.8	276.2	259.8	260.2
(1)

Net earnings (loss) per share of common stock and weighted average shares of common stock outstanding reflect the Share Consolidation as described in Note 1. Accordingly, the comparative periods have been restated.

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2020	2019	2020	2019

Net Earnings (Loss)		$(4,383)	$336	$(3,962)	$91
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 16)	87	4	(47)	38
Pension and other post-employment benefit plans	(Notes 16, 20)	3	(23)	1	(24)
Other Comprehensive Income (Loss)		90	(19)	(46)	14
Comprehensive Income (Loss)		$(4,293)	$317	$(4,008)	$105

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		June 30,	December 31,
(US$ millions)		2020	2019

Assets
Current Assets
Cash and cash equivalents		$39	$190
Accounts receivable and accrued revenues (net of allowances of $5 million (2019: $3 million))		819	1,235
Risk management	(Notes 21, 22)	347	148
Income tax receivable		269	296
		1,474	1,869
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		51,926	51,210
Unproved properties		3,323	3,714
Other		876	904
Property, plant and equipment		56,125	55,828
Less: Accumulated depreciation, depletion and amortization		(44,489)	(40,637)
Property, plant and equipment, net	(Note 3)	11,636	15,191
Other Assets		1,103	1,213
Risk Management	(Notes 21, 22)	2	2
Deferred Income Taxes	(Note 7)	-	601
Goodwill	(Notes 3, 8)	2,580	2,611
	(Note 3)	$16,795	$21,487

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,529	$2,239
Current portion of operating lease liabilities		68	78
Income tax payable		1	1
Risk management	(Notes 21, 22)	55	114
		1,653	2,432
Long-Term Debt	(Note 12)	7,366	6,974
Operating Lease Liabilities		902	977
Other Liabilities and Provisions	(Note 13)	390	464
Risk Management	(Notes 21, 22)	109	68
Asset Retirement Obligation	(Note 14)	435	425
Deferred Income Taxes		67	217
		10,922	11,557
Commitments and Contingencies	(Note 24)
Shareholders’ Equity
Share capital - authorized 775 million shares of common stock
2020 issued and outstanding: 259.8 million shares (2019: 259.8 million shares)	(Note 15)	3	7,061
Paid in surplus	(Note 15)	8,460	1,402
Retained earnings (Accumulated deficit)		(3,590)	421
Accumulated other comprehensive income	(Note 16)	1,000	1,046
Total Shareholders’ Equity		5,873	9,930
		$16,795	$21,487

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended June 30, 2020 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2020		$3	$8,460	$818	$910	$10,191
Net Earnings (Loss)		-	-	(4,383)	-	(4,383)
Dividends on Shares of Common Stock ($0.09375 per share)	(Note 15)	-	-	(25)	-	(25)
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	90	90
Balance, June 30, 2020		$3	$8,460	$(3,590)	$1,000	$5,873

Three Months Ended June 30, 2019 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2019		$7,827	$1,358	$144	$1,031	$10,360
Net Earnings (Loss)		-	-	336	-	336
Dividends on Common Shares ($0.09375 per share (1))	(Note 15)	-	-	(25)	-	(25)
Common Shares Purchased under Normal Course Issuer Bid		(509)	-	(128)	-	(637)
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	(19)	(19)
Balance, June 30, 2019		$7,318	$1,358	$327	$1,012	$10,015

(1)	Dividends per share reflect the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2020 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930
Net Earnings (Loss)		-	-	(3,962)	-	(3,962)
Dividends on Shares of Common Stock ($0.1875 per share)	(Note 15)	-	-	(49)	-	(49)
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	(46)	(46)
Reclassification of Share Capital due to the Reorganization	(Note 15)	(7,058)	7,058	-	-	-
Balance, June 30, 2020		$3	$8,460	$(3,590)	$1,000	$5,873

Six Months Ended June 30, 2019 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2018		$4,656	$1,358	$435	$998	$7,447
Net Earnings (Loss)		-	-	91	-	91
Dividends on Common Shares ($0.1875 per share (1))	(Note 15)	-	-	(53)	-	(53)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(816)	-	(221)	-	(1,037)
Common Shares Issued	(Notes 8, 15)	3,478	-	-	-	3,478
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	14	14
Impact of Adoption of Topic 842, Leases		-	-	75	-	75
Balance, June 30, 2019		$7,318	$1,358	$327	$1,012	$10,015

(1)	Dividends per share reflect the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2020	2019	2020	2019

Operating Activities
Net earnings (loss)		$(4,383)	$336	$(3,962)	$91
Depreciation, depletion and amortization		493	532	1,027	909
Impairments	(Note 10)	3,250	-	3,527	-
Accretion of asset retirement obligation	(Note 14)	9	10	18	19
Deferred income taxes	(Note 7)	295	158	435	96
Unrealized (gain) loss on risk management	(Note 22)	679	(83)	(225)	344
Unrealized foreign exchange (gain) loss	(Note 6)	(50)	(35)	51	(60)
Foreign exchange on settlements	(Note 6)	-	(22)	20	(35)
(Gain) loss on divestitures, net		-	-	-	1
Other		11	(19)	(52)	(66)
Net change in other assets and liabilities		(68)	(15)	(120)	(26)
Net change in non-cash working capital	(Note 23)	(119)	44	(36)	162
Cash From (Used in) Operating Activities		117	906	683	1,435
Investing Activities
Capital expenditures	(Note 3)	(252)	(750)	(1,042)	(1,486)
Acquisitions	(Note 9)	(1)	(19)	(18)	(41)
Corporate acquisition, net of cash and restricted cash acquired	(Note 8)	-	-	-	94
Proceeds from divestitures	(Note 9)	8	4	30	6
Net change in investments and other		(272)	(30)	(142)	24
Cash From (Used in) Investing Activities		(517)	(795)	(1,172)	(1,403)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 12)	408	761	552	761
Repayment of long-term debt	(Note 12)	(26)	(500)	(115)	(500)
Purchase of shares of common stock	(Note 15)	-	(637)	-	(1,037)
Dividends on shares of common stock	(Note 15)	(25)	(25)	(49)	(53)
Finance lease payments and other financing arrangements		(22)	(21)	(44)	(41)
Cash From (Used in) Financing Activities		335	(422)	344	(870)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		1	1	(6)	4
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(64)	(310)	(151)	(834)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		103	534	190	1,058
Cash, Cash Equivalents and Restricted Cash, End of Period		$39	$224	$39	$224
Cash, End of Period		$29	$39	$29	$39
Cash Equivalents, End of Period		10	128	10	128
Restricted Cash, End of Period		-	57	-	57
Cash, Cash Equivalents and Restricted Cash, End of Period		$39	$224	$39	$224

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
•

China Operations included the production of oil and other related activities within the China cost center. Effective July 31, 2019, the production sharing contract with China National Offshore Oil Corporation (“CNOOC”) was terminated and the Company exited its China Operations.

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

Results of Operations (For the three months ended June 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		China Operations (1)
	2020	2019	2020	2019	2020	2019

Revenues
Product and service revenues	$430	$1,188	$245	$389	$-	$21
Gains (losses) on risk management, net	260	41	103	67	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	690	1,229	348	456	-	21

Operating Expenses
Production, mineral and other taxes	24	69	3	4	-	-
Transportation and processing	115	136	198	217	-	-
Operating	121	148	25	27	-	8
Depreciation, depletion and amortization	375	429	111	95	-	-
Impairments	3,250	-	-	-	-	-
Total Operating Expenses	3,885	782	337	343	-	8
Operating Income (Loss)	$(3,195)	$447	$11	$113	$-	$13

	Market Optimization		Corporate & Other		Consolidated
	2020	2019	2020	2019	2020	2019

Revenues
Product and service revenues	$348	$250	$-	$-	$1,023	$1,848
Gains (losses) on risk management, net	2	(1)	(679)	83	(314)	190
Sublease revenues	-	-	17	17	17	17
Total Revenues	350	249	(662)	100	726	2,055

Operating Expenses
Production, mineral and other taxes	-	-	-	-	27	73
Transportation and processing	55	59	-	-	368	412
Operating	8	5	-	(1)	154	187
Purchased product	319	222	-	-	319	222
Depreciation, depletion and amortization	-	-	7	8	493	532
Impairments	-	-	-	-	3,250	-
Accretion of asset retirement obligation	-	-	9	10	9	10
Administrative	-	-	165	81	165	81
Total Operating Expenses	382	286	181	98	4,785	1,517
Operating Income (Loss)	$(32)	$(37)	$(843)	$2	(4,059)	538

Other (Income) Expenses
Interest					86	99
Foreign exchange (gain) loss, net					(40)	(55)
(Gain) loss on divestitures, net					-	-
Other (gains) losses, net					(16)	(3)
Total Other (Income) Expenses					30	41
Net Earnings (Loss) Before Income Tax					(4,089)	497
Income tax expense (recovery)					294	161
Net Earnings (Loss)					$(4,383)	$336
(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.

Results of Operations (For the six months ended June 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		China Operations (1)
	2020	2019	2020	2019	2020	2019

Revenues
Product and service revenues	$1,230	$1,965	$596	$845	$-	$34
Gains (losses) on risk management, net	374	93	139	87	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,604	2,058	735	932	-	34

Operating Expenses
Production, mineral and other taxes	72	113	7	8	-	-
Transportation and processing	236	215	411	429	-	-
Operating	260	263	51	64	-	12
Depreciation, depletion and amortization	793	703	220	187	-	-
Impairments	3,527	-	-	-	-	-
Total Operating Expenses	4,888	1,294	689	688	-	12
Operating Income (Loss)	$(3,284)	$764	$46	$244	$-	$22

	Market Optimization		Corporate & Other		Consolidated
	2020	2019	2020	2019	2020	2019

Revenues
Product and service revenues	$767	$576	$-	$-	$2,593	$3,420
Gains (losses) on risk management, net	3	(1)	225	(344)	741	(165)
Sublease revenues	-	-	35	35	35	35
Total Revenues	770	575	260	(309)	3,369	3,290

Operating Expenses
Production, mineral and other taxes	-	-	-	-	79	121
Transportation and processing	117	106	-	-	764	750
Operating	10	15	(2)	(2)	319	352
Purchased product	717	520	-	-	717	520
Depreciation, depletion and amortization	-	-	14	19	1,027	909
Impairments	-	-	-	-	3,527	-
Accretion of asset retirement obligation	-	-	18	19	18	19
Administrative	-	-	218	308	218	308
Total Operating Expenses	844	641	248	344	6,669	2,979
Operating Income (Loss)	$(74)	$(66)	$12	$(653)	(3,300)	311

Other (Income) Expenses
Interest					182	186
Foreign exchange (gain) loss, net					76	(92)
(Gain) loss on divestitures, net					-	1
Other (gains) losses, net					(30)	25
Total Other (Income) Expenses					228	120
Net Earnings (Loss) Before Income Tax					(3,528)	191
Income tax expense (recovery)					434	100
Net Earnings (Loss)					$(3,962)	$91
(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended June 30,	2020	2019	2020	2019	2020	2019

Revenues	$1,047	$2,135	$(697)	$(1,886)	$350	$249

Operating Expenses
Transportation and processing	152	153	(97)	(94)	55	59
Operating	8	5	-	-	8	5
Purchased product	919	2,015	(600)	(1,793)	319	222
Operating Income (Loss)	$(32)	$(38)	$-	$1	$(32)	$(37)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the six months ended June 30,	2020	2019	2020	2019	2020	2019

Revenues	$3,142	$3,371	$(2,372)	$(2,796)	$770	$575

Operating Expenses
Transportation and processing	320	292	(203)	(186)	117	106
Operating	10	15	-	-	10	15
Purchased product	2,886	3,131	(2,169)	(2,611)	717	520
Operating Income (Loss)	$(74)	$(67)	$-	$1	$(74)	$(66)

Capital Expenditures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

USA Operations	$218	$641	$846	$1,218
Canadian Operations	33	108	194	265
Corporate & Other	1	1	2	3
	$252	$750	$1,042	$1,486

Costs Incurred

For the year ended December 31, 2019	United States	Canada	Total

Acquisition Costs (1)
Unproved	$843	$-	$843
Proved	5,963	-	5,963
Total Acquisition Costs	6,806	-	6,806
Exploration Costs	5	-	5
Development Costs	2,129	480	2,609
	$8,940	$480	$9,420

(1)

Acquisition costs were restated and include the non-cash acquisition of the proved and unproved properties of Newfield Exploration Company in conjunction with the business combination described in Note 8.

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019	2020	2019

USA Operations	$1,938	$1,938	$10,283	$13,757	$12,768	$16,613
Canadian Operations	642	673	1,143	1,205	1,945	2,122
Market Optimization	-	-	1	2	255	253
Corporate & Other	-	-	209	227	1,827	2,499
	$2,580	$2,611	$11,636	$15,191	$16,795	$21,487

4.	Revenues from Contracts with Customers

The following tables summarize the Company’s revenues from contracts with customers.

Revenues (For the three months ended June 30)

	USA Operations		Canadian Operations		China Operations (1)
	2020	2019	2020	2019	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$307	$947	$2	$2	$-	$21
NGLs	60	136	88	230	-	-
Natural gas	65	105	157	158	-	-
Service revenues
Gathering and processing	1	2	1	2	-	-
Product and Service Revenues	$433	$1,190	$248	$392	$-	$21

	Market Optimization		Corporate & Other		Consolidated
	2020	2019	2020	2019	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$159	$38	$-	$-	$468	$1,008
NGLs	2	1	-	-	150	367
Natural gas	181	206	-	-	403	469
Service revenues
Gathering and processing	-	-	-	-	2	4
Product and Service Revenues	$342	$245	$-	$-	$1,023	$1,848

(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.
(2)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

Revenues (For the six months ended June 30)

	USA Operations		Canadian Operations		China Operations (1)
	2020	2019	2020	2019	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$949	$1,556	$4	$3	$-	$34
NGLs	146	233	267	434	-	-
Natural gas	137	181	329	413	-	-
Service revenues
Gathering and processing	1	3	1	2	-	-
Product and Service Revenues	$1,233	$1,973	$601	$852	$-	$34

	Market Optimization		Corporate & Other		Consolidated
	2020	2019	2020	2019	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$369	$98	$-	$-	$1,322	$1,691
NGLs	4	4	-	-	417	671
Natural gas	386	459	-	-	852	1,053
Service revenues
Gathering and processing	-	-	-	-	2	5
Product and Service Revenues	$759	$561	$-	$-	$2,593	$3,420

(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.
(2)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. The Company had no contract asset or liability balances during the periods presented. As at June 30, 2020, receivables and accrued revenues from contracts with customers were $704 million ($1,095 million as at December 31, 2019).

Product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at June 30, 2020.

As at June 30, 2020, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Interest Expense on:
Debt	$82	$93	$171	$175
Finance leases	2	4	5	7
Other	2	2	6	4
	$86	$99	$182	$186

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$(14)	$(92)	$62	$(185)
Translation of U.S. dollar risk management contracts issued from Canada	(36)	(7)	16	(18)
Translation of intercompany notes	-	64	(27)	143
	(50)	(35)	51	(60)
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	-	(11)	17	(12)
U.S. dollar risk management contracts issued from Canada	6	1	9	1
Intercompany notes	-	(11)	3	(23)
Other Monetary Revaluations	4	1	(4)	2
	$(40)	$(55)	$76	$(92)

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

7.	Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Current Tax
United States	$(1)	$1	$(1)	$2
Canada	-	2	-	2
Total Current Tax Expense (Recovery)	(1)	3	(1)	4

Deferred Tax
United States	(267)	85	(139)	61
Canada	563	72	573	34
Other Countries	(1)	1	1	1
Total Deferred Tax Expense (Recovery)	295	158	435	96
Income Tax Expense (Recovery)	$294	$161	$434	$100
Effective Tax Rate	(7.2%)	32.4%	(12.3%)	52.4%

Ovintiv’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, valuation allowances related to current year losses, income tax related to foreign operations, state tax, the effect of legislative changes, non-taxable capital gains and losses, and tax differences on divestitures and transactions, which can produce interim effective tax rate fluctuations.

Deferred income tax assets are routinely assessed for realizability. During the six months ended June 30, 2020, the Company determined, after weighing both positive and negative evidence, that a valuation allowance should be recorded to reduce the associated deferred tax assets in the United States and in Canada. The Company is in a cumulative three-year loss position as of June 30, 2020 and is expected to be in a cumulative three-year loss position by the end of the current fiscal year in both the United States and Canada. The cumulative three-year losses, as well as increased uncertainty in the timing as to when the realization of deferred tax assets will occur, is significant negative evidence to overcome, and consequently, it is more likely than not that the deferred tax assets will not be realizable. If it is determined that the deferred tax assets are realized in the future, a reduction in the valuation allowance will be recorded.

As part of the U.S. Domestication, Ovintiv also recognized a capital loss and recorded a deferred income tax benefit in the amount of $1.2 billion for Canadian income tax purposes due to the decline in the Company’s share value compared to the historical tax basis of its properties that were transferred as part of the Reorganization. Ovintiv assessed the realizability of these capital losses against capital gains and concluded that it is more likely than not that the deferred tax asset will not be realizable. Therefore, Ovintiv has recorded a corresponding valuation allowance against the deferred tax asset.  If it is determined the capital loss can be utilized at a future date, a reduction in the valuation allowance will be recorded.

Following the U.S. Domestication as described in Note 1, the applicable statutory rate became the U.S. federal income tax rate. The effective tax rate of (12.3) percent for the six months ended June 30, 2020 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded due to current year losses arising from ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets which was recorded as a discrete item.  See Note 10 for further discussion related to the ceiling test impairments.

The effective tax rate of 52.4 percent for the six months ended June 30, 2019, was higher than the Canadian statutory tax rate of 26.6 percent primarily due to the re-measurement of the Company’s deferred tax position resulting from the Alberta tax rate reduction.  On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a reduction of the Alberta corporate tax rate from 12 percent to 11 percent effective July 1, 2019, with further one percent rate reductions to take effect every year on January 1 until the general corporate tax rate is eight percent on January 1, 2022. During the three months ended June 30, 2019, the deferred tax expense of $158 million included an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction.

On June 29, 2020 Alberta announced the previously scheduled rate reduction will be accelerated with the Alberta rate reducing to eight percent effective July 1, 2020. This new legislation is not yet enacted and the impact resulting from this announcement is not expected to be material for the Company’s tax position.

8.	Business Combination

Newfield Exploration Company Acquisition

On February 13, 2019, the business combination with Newfield Exploration Company, a Delaware corporation (“Newfield”) was completed pursuant to an Agreement and Plan of Merger with Newfield (the “Merger”). As a result of the Merger, Newfield stockholders received 2.6719 Encana common shares, on a pre-Share Consolidation basis, for each share of Newfield common stock that was issued and outstanding immediately prior to the effective date of the Merger. The Company issued approximately 543.4 million Encana common shares, on a pre-Share Consolidation basis, representing a value of $3.5 billion and paid approximately $5 million in cash in respect of Newfield’s cash-settled incentive awards. Following the acquisition, Newfield’s senior notes totaling $2.45 billion were outstanding. For the six months ended June 30, 2019, transaction costs of approximately $33 million were included in other (gains) losses, net.

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

Additionally, pro forma earnings were adjusted to exclude transaction-related costs incurred of approximately $71 million and severance payments made to employees which totaled $130 million for the six months ended June 30, 2019. The pro forma financial information does not include any cost savings or other synergies from the Merger or any estimated costs that have been incurred to integrate the assets. Ovintiv’s consolidated results for the three and six months ended June 30, 2020 include the results from Newfield.

For the six months ended June 30 (US$ millions, except per share amounts)	2019

Revenues	$3,570
Net Earnings (Loss)	$231

Net Earnings (Loss) per Share (1)
Basic & Diluted	$0.89

(1)	Net earnings (loss) per share reflect the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

9.	Acquisitions and Divestitures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Acquisitions
USA Operations	$1	$19	$18	$41
Total Acquisitions	1	19	18	41

Divestitures
USA Operations	(6)	(3)	(27)	(6)
Canadian Operations	(2)	(1)	(3)	-
Total Divestitures	(8)	(4)	(30)	(6)
Net Acquisitions & (Divestitures)	$(7)	$15	$(12)	$35

Acquisitions

For the six months ended June 30, 2020, acquisitions in the USA Operations were $18 million, which primarily included property purchases with oil and liquids rich potential. For the six months ended June 30, 2019, acquisitions in the USA Operations were $41 million which primarily included seismic purchases and water rights.

Divestitures

For the six months ended June 30, 2020, divestitures in the USA and Canadian Operations were $27 million and $3 million, respectively, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

10.	Property, Plant and Equipment, Net

	As at June 30, 2020			As at December 31, 2019
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$37,078	$(29,945)	$7,133	$35,870	$(25,623)	$10,247
Unproved properties	3,118	-	3,118	3,491	-	3,491
Other	32	-	32	19	-	19
	40,228	(29,945)	10,283	39,380	(25,623)	13,757

Canadian Operations
Proved properties	14,793	(13,869)	924	15,284	(14,320)	964
Unproved properties	205	-	205	223	-	223
Other	14	-	14	18	-	18
	15,012	(13,869)	1,143	15,525	(14,320)	1,205

Market Optimization	8	(7)	1	9	(7)	2
Corporate & Other	877	(668)	209	914	(687)	227
	$56,125	$(44,489)	$11,636	$55,828	$(40,637)	$15,191

USA and Canadian Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $96 million, which have been capitalized during the six months ended June 30, 2020 (2019 - $121 million).

For the three and six months ended June 30, 2020, the Company recognized before-tax non-cash ceiling test impairments in the USA Operations of $3,250 million and $3,527 million, respectively (2019 - nil). The non-cash ceiling test impairments are included with accumulated DD&A in the table above and primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI	Edmonton Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
June 30, 2020	$47.47	$58.46	$2.07	$1.70
December 31, 2019	55.93	68.80	2.58	1.76
June 30, 2019	61.38	72.91	3.02	1.61
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

Finance Lease Arrangements

The Company has two lease arrangements that are accounted for as finance leases, which include an office building and an offshore production platform. As at June 30, 2020, the total carrying value of assets under finance lease was $35 million ($37 million as at December 31, 2019), net of accumulated amortization of $658 million ($677 million as at December 31, 2019). Long-term liabilities for the finance lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 13.

11.	Leases

The following table outlines the Company’s estimated future sublease income as at June 30, 2020. All subleases are classified as operating leases.

(undiscounted)	2020	2021	2022	2023	2024	Thereafter	Total

Sublease Income	$25	$49	$45	$44	$43	$531	$737

For the three and six months ended June 30, 2020, operating lease income was $13 million and $26 million, respectively, (2019 - $13 million and $26 million, respectively) and variable lease income was $4 million and $9 million, respectively (2019 - $6 million and $9 million, respectively).

12.	Long-Term Debt

	As at	As at
	June 30,	December 31,
	2020	2019

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$1,250	$698
U.S. Unsecured Notes:
3.90% due November 15, 2021	590	600
5.75% due January 30, 2022	660	750
5.625% due July 1, 2024	1,000	1,000
5.375% due January 1, 2026	688	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	488	505
5.15% due November 15, 2041	236	244
Total Principal	7,274	6,859

Increase in Value of Debt Acquired	128	149
Unamortized Debt Discounts and Issuance Costs	(36)	(34)
Total Long-Term Debt	$7,366	$6,974

Current Portion	$-	$-
Long-Term Portion	7,366	6,974
	$7,366	$6,974

During the six months ended June 30, 2020, the Company repurchased approximately $137 million in principal amount of its senior notes in the open market, which included approximately $10 million in principal amount of its 3.9 percent senior notes due in November 2021, approximately $90 million in principal amount of its 5.75 percent senior notes due in January 2022, approximately $12 million in principal amount of its 5.375 percent senior notes due in January 2026, approximately $17 million in principal amount of its 6.5 percent senior notes due in February 2038 and approximately $8 million in principal amount of its 5.15 percent senior notes due in November 2041.

For the three and six months ended June 30, 2020, the aggregate cash payments related to note repurchases were $26 million and $115 million, respectively, plus accrued interest, and net gains of approximately $11 million and $22 million, respectively, were recognized in other (gains) losses, net on the Condensed Consolidated Statement of Earnings.

As at June 30, 2020, total long-term debt had a carrying value of $7,366 million and a fair value of $6,808 million (as at December 31, 2019 - carrying value of $6,974 million and a fair value of $7,657 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.
13.	Other Liabilities and Provisions

	As at	As at
	June 30,	December 31,
	2020	2019

Finance Lease Obligations	$75	$121
Unrecognized Tax Benefits	152	159
Pensions and Other Post-Employment Benefits	118	119
Long-Term Incentive Costs (See Note 19)	19	38
Other Derivative Contracts (See Notes 21, 22)	9	7
Other	17	20
	$390	$464

14.	Asset Retirement Obligation

	As at	As at
	June 30,	December 31,
	2020	2019

Asset Retirement Obligation, Beginning of Year	$614	$455
Liabilities Incurred	9	15
Liabilities Acquired (See Note 8)	-	184
Liabilities Settled and Divested	(108)	(141)
Change in Estimated Future Cash Outflows	22	47
Accretion Expense	18	37
Foreign Currency Translation	(17)	17
Asset Retirement Obligation, End of Period	$538	$614

Current Portion	$103	$189
Long-Term Portion	435	425
	$538	$614

15.	Share Capital

Authorized

As of January 24, 2020, following the completion of the Reorganization, Ovintiv is authorized to issue 775 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at June 30, 2020		As at December 31, 2019
	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	259.8	$7,061	190.5	$4,656
Shares of Common Stock Purchased	-	-	(39.4)	(1,073)
Shares of Common Stock Issued	-	-	108.7	3,478
Reclassification of Share Capital due to the Reorganization (See Note 1)	-	(7,058)	-	-
Shares of Common Stock Outstanding, End of Period	259.8	$3	259.8	$7,061

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

For the six months ended June 30, 2019 and the twelve months ended December 31, 2019, the Company purchased the equivalent of approximately 29.9 million post-Share Consolidation shares under the NCIB for total consideration of approximately $1,037 million. Of the amount paid, $816 million was charged to share capital and $221 million was charged to retained earnings.

All purchases were made in accordance with the NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the average carrying amount of the shares, with any excess allocated to retained earnings.

Dividends

During the three months ended June 30, 2020, the Company declared and paid dividends of $0.09375 per share of Ovintiv common stock totaling $25 million. For the three months ended June 30, 2019, the Company declared and paid dividends of $0.09375 per common share on a post-Share Consolidation basis totaling $25 million.

During the six months ended June 30, 2020, the Company declared and paid dividends of $0.1875 per share of Ovintiv common stock totaling $49 million. For the six months ended June 30, 2019, the Company declared and paid dividends of $0.1875 per common share on a post-Share Consolidation basis totaling $53 million.

On July 28, 2020, the Board of Directors declared a dividend of $0.09375 per share of Ovintiv common stock payable on September 30, 2020 to stockholders of record as of September 15, 2020.

Earnings Per Share of Common Stock

The following table presents the computation of net earnings (loss) per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ millions, except per share amounts)	2020	2019	2020	2019

Net Earnings (Loss)	$(4,383)	$336	$(3,962)	$91

Number of Shares of Common Stock (1):
Weighted average shares of common stock outstanding - Basic	259.8	276.2	259.8	260.2
Effect of dilutive securities	-	-	-	-
Weighted Average Shares of Common Stock Outstanding - Diluted	259.8	276.2	259.8	260.2

Net Earnings (Loss) per Share of Common Stock (1)
Basic & Diluted	$(16.87)	$1.22	$(15.25)	$0.35

(1)

Net earnings (loss) per share of common stock and weighted average shares of common stock outstanding reflect the Share Consolidation as described in Note 1. Accordingly, the comparative periods have been restated.

Ovintiv Stock Options

Ovintiv has share-based compensation plans that allow employees to purchase shares of common stock of the Company. Option exercise prices are not less than the market value of the shares of common stock on the date the options are granted. All options outstanding as at June 30, 2020 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Ovintiv’s shares of common stock at the time of the exercise over the original grant price. Historically, most holders of options with TSARs have elected to exercise their stock options as a Stock Appreciation Right (“SAR”) in exchange for a cash payment. As a result, outstanding TSARs are not considered potentially dilutive securities.

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

16.	Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$870	$1,010	$1,004	$976
Change in Foreign Currency Translation Adjustment	87	4	(47)	38
Balance, End of Period	$957	$1,014	$957	$1,014

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$40	$21	$42	$22

Other Comprehensive Income Before Reclassifications:
Net prior service costs from plan amendment (See Note 20)	-	(29)	-	(29)
Income taxes	-	6	-	6

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 20)	(2)	-	(4)	(1)
Income taxes	1	-	1	-
Curtailment in net defined periodic benefit cost (See Note 20)	5	-	5	-
Income taxes	(1)	-	(1)	-

Balance, End of Period	$43	$(2)	$43	$(2)
Total Accumulated Other Comprehensive Income	$1,000	$1,012	$1,000	$1,012

During the three months ended June 30, 2019, the Company amended the other post-employment benefits arrangements in conjunction with the integration of the Newfield business acquired. The plan amendment resulted in an increase to pension liabilities with a corresponding loss recognized in other comprehensive income.

17.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at June 30, 2020, VMLP provides approximately 1,213 MMcf/d of natural gas gathering and compression and 932 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from 11 to 25 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Ovintiv in the event the assets under the agreements are deemed worthless, is estimated to be $1,855 million as at June 30, 2020. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 24 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at June 30, 2020, accounts payable and accrued liabilities included $0.4 million related to the take or pay commitment.

18.	Restructuring Charges

In February 2019, in conjunction with the Newfield business combination as described in Note 8, the Company announced workforce reductions to better align staffing levels and the organizational structure with the Company’s strategy. During 2019, the Company incurred total restructuring charges of $138 million, before tax, primarily related to severance costs.

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization to better align staffing levels and organizational structure with the Company’s planned activity levels. During the three and six months ended June 30, 2020, the Company incurred total restructuring charges of $81 million before tax, primarily related to severance costs (2019 - $17 million and $130 million, respectively). As at June 30, 2020, $49 million remains accrued and is expected to be paid during the remainder of 2020. Total transition and severance costs are anticipated to be complete in 2020 and are expected to be approximately $91 million before tax.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Severance and Benefits	$80	$16	$80	$128
Outplacement, Moving and Other Expenses	1	1	1	2
Restructuring Expenses	$81	$17	$81	$130

	As at	As at
	June 30,	December 31,
	2020	2019

Outstanding Restructuring Accrual, Beginning of Year	$8	$-
Restructuring Expenses Incurred	81	138
Restructuring Costs Paid	(40)	(130)
Outstanding Restructuring Accrual, End of Period (1)	$49	$8
(1)	Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

19.	Compensation Plans

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

The following weighted average assumptions were used to determine the fair value of the share units outstanding:

	As at June 30, 2020		As at June 30, 2019
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	0.25%	0.25%	1.49%	1.49%
Dividend Yield	3.93%	3.97%	1.46%	1.49%
Expected Volatility Rate (1)	100.88%	100.34%	43.62%	41.75%
Expected Term	2.8 yrs	2.3 yrs	2.9 yrs	2.6 yrs
Market Share Price (2)	US$9.55	C$12.91	US$25.65	C$33.60
(1)	Volatility was estimated using historical rates.
(2)	Market share price reflects the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Total Compensation Costs of Transactions Classified as Cash-Settled	$35	$(20)	$(16)	$44
Less: Total Share-Based Compensation Costs Capitalized	(8)	3	5	(15)
Total Share-Based Compensation Expense (Recovery)	$27	$(17)	$(11)	$29

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$8	$(2)	$(4)	$12
Administrative	19	(15)	(7)	17
	$27	$(17)	$(11)	$29

As at June 30, 2020, the liability for share-based payment transactions totaled $43 million ($78 million as at December 31, 2019), of which $24 million ($40 million as at December 31, 2019) is recognized in accounts payable and accrued liabilities and $19 million ($38 million as at December 31, 2019) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at June 30, 2020	As at December 31, 2019

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$36	$65
Vested	7	13
	$43	$78

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

Six Months Ended June 30, 2020 (thousands of units)

RSUs	6,550
PSUs	2,220
DSUs	54

20.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the six months ended June 30 as follows:

	Pension Benefits		OPEB		Total
	2020	2019	2020	2019	2020	2019

Net Defined Periodic Benefit Cost	$-	$-	$3	$10	$3	$10
Defined Contribution Plan Expense	16	11	-	-	16	11
Total Benefit Plans Expense	$16	$11	$3	$10	$19	$21

Of the total benefit plans expense, $15 million (2019 - $12 million) was included in operating expense and $3 million (2019 - $4 million) was included in administrative expense. Excluding service costs, net defined periodic benefit costs of $1 million (2019 - $5 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the six months ended June 30 is as follows:

	Defined Benefits		OPEB		Total
	2020	2019	2020	2019	2020	2019

Service Cost	$-	$-	$2	$5	$2	$5
Interest Cost	3	3	1	2	4	5
Expected Return on Plan Assets	(3)	(3)	-	-	(3)	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(4)	(1)	(4)	(1)
Curtailment from net prior service costs	-	-	5	-	5	-
Curtailment	-	-	(1)	4	(1)	4
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$3	$10	$3	$10

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

21.	Fair Value Measurements

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

As at June 30, 2020	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$2	$411	$83	$496	$(149)	$347
Long-term assets	-	4	-	4	(4)	-
Foreign Currency Derivatives:
Long-term assets	-	2	-	2	-	2

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$200	$-	$200	$(149)	$51
Long-term liabilities	-	110	2	112	(4)	108
Foreign Currency Derivatives:
Current liabilities	-	4	-	4	-	4
Long-term liabilities	-	1	-	1	-	1

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$2	$-	$2	$-	$2
Long-term in other liabilities and provisions	-	9	-	9	-	9

As at December 31, 2019	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$202	$-	$202	$(67)	$135
Long-term assets	-	6	-	6	(4)	2
Foreign Currency Derivatives:
Current assets	-	13	-	13	-	13

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$139	$41	$181	$(67)	$114
Long-term liabilities	-	61	11	72	(4)	68

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$2	$-	$2	$-	$2
Long-term in other liabilities and provisions	-	7	-	7	-	7
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

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

Level 3 Fair Value Measurements

As at June 30, 2020, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options, WTI costless collars and WTI sold payer swaptions with terms to 2021. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The sold payer swaptions give the counterparty the right to extend to 2021 certain 2020 WTI fixed price swaps. The fair values of these contracts are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Six Months Ended
	June 30,
	2020	2019

Balance, Beginning of Year	$(52)	$139
Total Gains (Losses)	204	(53)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	(71)	(29)
Transfers Out of Level 3	-	-
Balance, End of Period	$81	$57
Change in Unrealized Gains (Losses) Related to Assets and Liabilities Held at End of Period	$106	$(8)

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at June 30, 2020:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	35% - 61%	46%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $4 million ($8 million as at December 31, 2019) increase or decrease to net risk management assets and liabilities.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2020, the Company has entered into $429 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7451 to C$1, which mature monthly through the remainder of 2020 and $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7289 to C$1, which mature monthly throughout 2021.

Risk Management Positions as at June 30, 2020

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	124.5 Mbbls/d	2020	47.58	$185
Propane Fixed Price	20.0 Mbbls/d	2020	17.94	(7)
Butane Fixed Price	8.0 Mbbls/d	2020	23.54	4
Iso-Butane Fixed Price	3.5 Mbbls/d	2020	24.36	2
Ethane Fixed Price	1.0 Mbbls/d	2020	5.25	-

WTI Fixed Price Swaptions (1)	10.0 Mbbls/d	2021	58.00	(2)

WTI Three-Way Options
Sold call / bought put / sold put	38.0 Mbbls/d	2020	61.46 / 53.36 / 43.36	51
Sold call / bought put / sold put	11.0 Mbbls/d	2021	50.00 / 35.29 / 24.51	(1)

WTI Costless Collars
Sold call / bought put	15.0 Mbbls/d	2020	68.71 / 50.00	31
Sold call / bought put	14.0 Mbbls/d	2021	45.90 / 35.00	2

Basis Contracts (2)		2020		(37)

Other Crude Financial Positions				(3)
Crude Oil and NGLs Fair Value Position				225

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	882 MMcf/d	2020	2.57	99
NYMEX Fixed Price	165 MMcf/d	2021	2.51	(6)

Fixed Price Swaptions (3)
NYMEX Fixed Price Swaptions	165 MMcf/d	2022	2.51	(13)

NYMEX Three-Way Options
Sold call / bought put / sold put	330 MMcf/d	2020	2.72 / 2.60 / 2.25	11
Sold call / bought put / sold put	170 MMcf/d	2021	3.22 / 2.75 / 2.50	(1)

NYMEX Costless Collars
Sold call / bought put	55 MMcf/d	2020	2.88 / 2.50	6

NYMEX Call Options
Sold call	230 MMcf/d	2020	3.25	2
Sold call	330 MMcf/d	2022	2.38	(38)

Basis Contracts (4)		2020		(31)
		2021		(20)
		2022 - 2025		(44)

Other Financial Positions				2
Natural Gas Fair Value Position				(33)

Net Premiums Received on Unexpired Options				(4)

Other Derivative Contracts
Fair Value Position				(11)

Foreign Currency Contracts
Fair Value Position (5)		2020 - 2021		(3)
Total Fair Value Position and Net Premiums Received				$174

(1)	WTI Fixed Price Swaptions give the counterparty the option to extend certain 2020 Fixed Price swaps to 2021.
(2)	Ovintiv has entered into crude and NGL differential swaps associated with Canadian condensate, Midland, Magellan East Houston, Brent, Mt. Belvieu, Conway and WTI.
(3)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain 2021 Fixed Price swaps to 2022.
(4)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Chicago, Malin, Waha, Houston Ship Channel and NYMEX.
(5)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$365	$107	$516	$179
Foreign Currency Derivatives:
Foreign exchange	(6)	(1)	(9)	(1)
	$359	$106	$507	$178

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(679)	$83	$225	$(344)
Foreign Currency Derivatives:
Foreign exchange	36	17	(16)	37
	$(643)	$100	$209	$(307)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(314)	$190	$741	$(165)
Foreign Currency Derivatives:
Foreign exchange	30	16	(25)	36
	$(284)	$206	$716	$(129)

(1)

Includes realized gains of $1 million and $2 million for the three and six months ended June 30, 2020, respectively, (2019 - gains of $1 million and $3 million, respectively) related to other derivative contracts.

(2)

Includes an unrealized gain of $13 million and an unrealized loss of $4 million for the three and six months ended June 30, 2020, respectively, (2019 - losses of $1 million and $1 million, respectively) related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to June 30

	2020		2019
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(41)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	716	$716	$(129)
Settlement of Other Derivative Contracts	2
Amortization of Option Premiums During the Period	4
Fair Value of Contracts Realized During the Period	(507)	(507)	(178)
Fair Value of Contracts and Net Premiums Received, End of Period	$174	$209	$(307)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 21 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	June 30,	December 31,
	2020	2019

Risk Management Assets
Current	$347	$148
Long-term	2	2
	349	150

Risk Management Liabilities
Current	55	114
Long-term	109	68
	164	182

Other Derivative Contracts
Current in accounts payable and accrued liabilities	2	2
Long-term in other liabilities and provisions	9	7
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$174	$(41)

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As a result of netting provisions, the Company’s maximum exposure to loss under derivative financial instruments due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts, as disclosed in Note 21. As at June 30, 2020, the Company had no significant credit derivatives in place and held no collateral.

As at June 30, 2020, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at June 30, 2020, approximately 98 percent (95 percent as at December 31, 2019) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at June 30, 2020, Ovintiv had three counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. These counterparties accounted for 28 percent, 21 percent and 10 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2019, the Company had six counterparties whose net settlement position accounted for 26 percent, 13 percent, 12 percent, 12 percent, 11 percent and 11 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require the Company to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require the Company to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms from one to four years with a fair value recognized of $11 million as at June 30, 2020 ($9 million as at December 31, 2019). The maximum potential amount of undiscounted future payments is $109 million as at June 30, 2020, and is considered unlikely.
23.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating Activities
Accounts receivable and accrued revenues	$90	$(57)	$211	$117
Accounts payable and accrued liabilities	(223)	104	(254)	16
Current portion of operating lease liabilities	(5)	(6)	(6)	61
Income tax receivable and payable	19	3	13	(32)
	$(119)	$44	$(36)	$162

B)	Non-Cash Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 14)	$2	$8	$9	$11
Asset retirement obligation change in estimated future cash outflows (See Note 14)	-	-	22	-
Property, plant and equipment accruals	(280)	(35)	(130)	47
Capitalized long-term incentives	8	(3)	(9)	(32)
Property additions/dispositions (swaps)	13	1	17	3
New ROU operating lease assets and liabilities	-	(9)	(1)	(10)
Non-Cash Financing Activities
Common shares issued in conjunction with the Newfield business combination (See Note 8)	$-	$-	$-	$(3,478)

24.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at June 30, 2020:

	Expected Future Payments
(undiscounted)	2020	2021	2022	2023	2024	Thereafter	Total

Transportation and Processing	$348	$668	$625	$518	$409	$2,097	$4,665
Drilling and Field Services	49	10	1	-	-	1	61
Building Leases	7	14	11	7	6	8	53
Total	$404	$692	$637	$525	$415	$2,106	$4,779

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2020 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2019, which are included in Items 8 and 7, respectively, of the 2019 Annual Report on Form 10‑K.

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

Ovintiv continually reviews and evaluates its strategy and changing market conditions. In 2020, Ovintiv continues to focus on maximizing cash flow generation from high margin, scalable, top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. In response to the current low commodity price environment resulting predominantly from the global coronavirus (“COVID-19”) pandemic, coupled with excess oil production from Saudi Arabia and Russia in the first quarter of 2020, the Company revised its capital program for the remainder of the year to focus on production from the Core Assets generating the highest returns and/or with the lowest costs, while choosing to cease operating rigs and shut-in production in certain areas. As at June 30, 2020, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These Core Assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

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

Highlights

During the first six months of 2020, the Company focused on executing its reduced second quarter 2020 capital plan, generating cash from operating activities and maximizing profitability through operational and capital efficiencies. Lower upstream product revenues in the first six months of 2020 compared to 2019 resulted from lower average realized prices, excluding the impact of risk management activities, partially offset by higher production volumes. Decreases in average realized liquids and natural gas prices of 43 percent and 23 percent, respectively, were primarily due to lower benchmark prices. Total production volumes increased by four percent compared to the first six months of 2019 primarily due to successful drilling programs and from the Newfield acquisition, which was completed on February 13, 2019. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

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

•

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization to better align staffing levels and organizational structure with the Company’s planned activity levels. The Company incurred restructuring charges of $81 million.

Financial Results

Three months ended June 30, 2020

•

Reported net loss of $4,383 million, including a non-cash ceiling test impairment of $3,250 million, before tax, net losses on risk management in revenues of $314 million, before tax, restructuring costs of $81 million, before tax, as well as a deferred income tax valuation allowance of $568 million.

•	Generated cash from operating activities of $117 million, Non-GAAP Cash Flow of $304 million and Non‑GAAP Cash Flow Margin of $6.23 per BOE.
•	Paid dividends of $0.09375 per common share totaling $25 million.
•	Repurchased in the open market $37 million in principal amount of the Company’s senior notes resulting in a gain of $11 million.

Six months ended June 30, 2020

•

Reported net loss of $3,962 million, including a non-cash ceiling test impairment of $3,527 million, before tax, net gains on risk management in revenues of $741 million, before tax, restructuring costs of $81 million, before tax, as well as a deferred income tax valuation allowance of $568 million.

•	Generated cash from operating activities of $683 million, Non-GAAP Cash Flow of $839 million and Non‑GAAP Cash Flow Margin of $8.32 per BOE.
•	Paid dividends of $0.1875 per common share totaling $49 million.

•	Repurchased in the open market $137 million in principal amount of the Company’s senior notes resulting in a gain of $22 million.
•	Held cash and cash equivalents of $39 million and had $2.75 billion in available credit facilities.
•	Reported Net Debt to Adjusted EBITDA of 2.6 times.

Capital Investment

•	Directed $213 million, or 85 percent, of total capital spending to the Core Assets in the second quarter of 2020 and $845 million, or 81 percent, during the first six months of 2020.
•	Focused on highly efficient capital activity and short-cycle high margin and/or low cost projects providing flexibility to respond to fluctuations in commodity prices.

Production

Three months ended June 30, 2020

•

Produced average liquids volumes of 278.4 Mbbls/d, which accounted for 52 percent of total production volumes. Average oil and plant condensate production volumes of 198.3 Mbbls/d were 71 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,550 MMcf/d, which accounted for 48 percent of total production volumes.

Six months ended June 30, 2020

•

Produced average liquids volumes of 294.1 Mbbls/d, which accounted for 53 percent of total production volumes. Average oil and plant condensate production volumes of 206.7 Mbbls/d were 70 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,559 MMcf/d, which accounted for 47 percent of total production volumes.

Revenues and Operating Expenses

•	Focused on market diversification to optimize realized commodity prices and revenues through a combination of derivative financial instruments and physical transportation contracts.
•

Incurred Total Costs in the second quarter and first six months of 2020 of $11.23 per BOE and $11.72 per BOE, respectively, a decrease compared to 2019 of $1.55 per BOE and $1.34 per BOE, respectively. Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items in the second quarter and first six months of 2020 impacting Total Costs include:

o

Lower production, mineral and other taxes, in the second quarter and first six months of 2020 compared to 2019, of $0.81 per BOE and $0.47 per BOE, respectively, primarily due to lower commodity prices. In the second quarter of 2020, production, mineral and other taxes was also lower due to lower production volumes;

o

Lower upstream operating expenses, excluding long-term incentive costs, in the second quarter and first six months of 2020 compared to 2019, of $0.54 per BOE and $0.33 per BOE, respectively, primarily due to synergies achieved in 2019 through operating efficiencies, as well as lower activity resulting from the economic downturn and cost saving initiatives;

o

Lower upstream transportation and processing expense in the second quarter and first six months of 2020 compared to 2019 of $0.10 per BOE and $0.28 per BOE, respectively. The decrease in the first six months of 2020 was primarily due to the higher proportion of total production volumes from the USA Operations relating to the Newfield acquisition, which benefit from lower than average per BOE transportation and processing costs; and

o

Lower administrative expenses, excluding long-term incentive costs, restructuring costs and current expected credit losses in the second quarter and first six months of 2020 compared to 2019, of $0.10 per BOE and $0.26 per BOE, respectively, primarily due to synergies achieved in 2019 through workforce reductions.

•	Preserved operational and administrative synergies achieved in 2019 and enhanced efficiencies through leveraging technology, innovation and scale.

2020 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices during 2020 are expected to reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment. In March 2020, during the midst of the global COVID-19 pandemic, Saudi Arabia and Russia failed to reach an agreement on production cuts, resulting in a price war which intensified the oversupply of oil and contributed to a dramatic decline in oil prices. In April 2020, OPEC and a group of 10 non-OPEC member nations (collectively, “OPEC+”) agreed to cut oil production through April 2022 to address the existing imbalance of global supply and demand, with the deepest cuts in May and June 2020. The production cuts, along with an increase in demand as a result of the gradual reopening of global economies, generally supported oil prices in the second quarter of 2020. At a meeting on June 6, 2020, OPEC+ reaffirmed the April agreement and extended the production cuts through July 2020. OPEC+ is expected to meet once a month thereafter until the end of the year to review market conditions, which could potentially result in other supply adjustments and contribute to price fluctuations.

Global crude oil demand fell significantly in early 2020 as governments worldwide took action to contain the effects of the COVID-19 pandemic. Oil and product storage facilities were filling up at an unprecedented rate as supply materially exceeded demand. As the gap between supply and demand in oil markets grew increasingly pronounced, the oil and gas industry responded by reducing capital spending and implementing market-based supply shut-ins, leading to increased price volatility. As global restrictions began to ease in the latter half of the second quarter, demand for oil steadily increased, supporting a modest recovery of oil prices. The full impact of the increase in demand has yet to be reflected in oil prices as excess inventories accumulated due to the oversupply are gradually being drawn down. The re-balancing of global supply and demand, and the commodity price environment is highly dependent on the global containment of the virus, pace of economic recovery, as well as changes to OPEC+ production levels. With significant uncertainty amid a highly volatile market environment, oil prices for the remainder of 2020 are expected to fluctuate.

Natural Gas Markets

Natural gas prices in 2020 will be affected by changes in both supply and demand and the effects of seasonal weather. Higher-than-average inventory levels from oversupply in early 2020 and warmer than normal temperatures during the winter months continued to put downward pressure on natural gas prices, which remains volatile in both Canada and the U.S. from demand concerns stemming from the COVID-19 pandemic. Natural gas prices in the second half of 2020 are expected to be impacted by lower associated natural gas production resulting from declines in North American oil production due to low oil prices, as well as increases in demand from the gradual reopening of global economies and seasonal fluctuations.

Company Outlook

Despite the current low commodity price environment, Ovintiv is well positioned to deliver on its updated capital plan while generating positive cash flows. In response to the rapid decline in crude oil prices witnessed in early March, the Company took immediate action to reduce its second quarter 2020 capital investments by $500 million and ceased operating 16 drilling rigs by the end of the second quarter. The Company has also shut-in and curtailed total production of 32 MBOE/d in the second quarter of 2020. During June 2020, Ovintiv undertook a plan to reduce its workforce to better align staffing levels and organizational structure with the Company’s planned activity levels. The Company will exercise discretion and disciplined capital allocation to adjust its capital spending beyond the third quarter as the current demand and price environment evolves. As the Company expects the current price environment to remain dynamic and volatile in the near-term, the Company will continue to assess the economics of production shut-ins to align with fluctuating demand. Due to ongoing uncertainty and continued market volatility, the Company has suspended its previously issued 2020 guidance.

The Company enters into derivative financial instruments which mitigate price volatility and help sustain revenues, particularly during periods of lower prices. Accordingly, during the first six months of 2020, Ovintiv restructured its remaining 2020 crude oil hedges to provide additional downside price protection. As at July 27, 2020, the Company has hedged approximately 177.5 Mbbls/d, or 94 percent, of expected crude oil and condensate production and 1,267 MMcf/d, or 80 percent, of expected natural gas production for the remainder of the year. Additional information on Ovintiv’s hedging program can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In conjunction with the reduction in capital investment noted above, Ovintiv also announced its plans to reduce costs by $200 million. As of June 30, 2020, the Company expects to exceed $200 million in cost savings and has realized approximately $92 million to date. The Company expects that operating cost reductions, excluding long-term incentive costs, will exceed $115 million and more than $85 million will come from other cost savings.

Capital Investment

During the first six months of 2020, the Company spent $1,042 million, of which $363 million was directed to Permian, $294 million was directed to Anadarko and $188 million was directed to Montney. Ovintiv reduced its second quarter 2020 capital investment by $500 million and expects capital spending to be primarily allocated to the Core Assets with a focus on maximizing returns from high margin liquids, while suspending capital programs in Eagle Ford, Bakken, Uinta and Duvernay. Ovintiv expects full year 2020 capital investment to be approximately $1.8 billion and plans to fund the remainder of its 2020 capital program using cash from operations and funds available from the Company’s credit facilities. As the Company monitors the global economic environment, Ovintiv will continue to evaluate its capital investment plans.

Ovintiv continually strives to improve well performance and lower costs through innovative techniques. Ovintiv's large-scale cube development model utilizes multi-well pads and advanced completion designs to maximize returns and resource recovery from its reservoirs. The impact of Ovintiv’s disciplined capital program and continuous innovation create flexibility to allocate capital in changing commodity markets and to maximize cash flows while preserving the long-term value of the Company’s multi-basin portfolio.

Production

During the first six months of 2020, average liquids production volumes were 294.1 Mbbls/d, or 53 percent of total production volumes, and average natural gas production volumes were 1,559 MMcf/d, or 47 percent of total production volumes. For the fourth quarter of 2020, the Company expects to maintain average oil and condensate production volumes of approximately 200 Mbbls/d. Full year production volumes are expected to reflect the Company’s reduced capital investment plans and shut-in strategy, which are highly dependent on market conditions.

Operating Expenses

In the first quarter of 2020, Ovintiv announced its commitment to reducing full year 2020 costs by $200 million in response to the low commodity price environment. These cost savings primarily include reductions to operating expenses reflected in Total Costs, as well as a reduction to other expenses discussed below. As a result of the workforce reduction completed in June 2020, Ovintiv expects to exceed $200 million in cost savings, reflecting the Company’s lower staffing levels.

In the first six months of 2020, Total Costs was $11.72 per BOE, and is expected to remain relatively flat for the balance of the year as activity levels normalize and cost saving measures are realized through operational flexibility in response to the low commodity price environment. Upstream transportation and processing expense was $6.42 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs, restructuring costs and current expected credit losses, were $3.10 per BOE and $1.41 per BOE, respectively. Ovintiv expects to continue pursuing innovative ways to reduce upstream operating and administrative expenses and expects efficiency improvements and effective supply chain management to maximize cash flows.

Other Expenses and Impairments

The remaining full year cost savings are expected to include reductions to cash outflows and other expenses, such as interest expense. Following the open market repurchases of $137 million in principal amount of Ovintiv’s fixed rate senior notes, the Company expects to incur lower interest expense of approximately $6 million on an annualized basis on the reduced fixed long-term debt balances.

In conjunction with Ovintiv’s focus on strengthening its liquidity position, the Company plans to allocate all excess cash flows to reduce long-term debt over the next six quarters. Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Liquidity and Capital Resources section of this MD&A, respectively.

If the current low oil price environment persists for an extended period of time, Ovintiv may be subject to additional impairments of its oil and natural gas properties and other long-term assets. Additional information on the Company’s ceiling test impairment can be found in the Results of Operations section of this MD&A.

Results of Operations

Selected Financial Information

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019 (1)	2020	2019 (1)

Product and Service Revenues
Upstream product revenues	$673	$1,594	$1,824	$2,839
Market optimization	348	250	767	576
Service revenues	2	4	2	5
Total Product and Service Revenues	1,023	1,848	2,593	3,420

Gains (Losses) on Risk Management, Net	(314)	190	741	(165)
Sublease Revenues	17	17	35	35
Total Revenues	726	2,055	3,369	3,290

Total Operating Expenses (2)	4,785	1,517	6,669	2,979
Operating Income (Loss)	(4,059)	538	(3,300)	311
Total Other (Income) Expenses	30	41	228	120
Net Earnings (Loss) Before Income Tax	(4,089)	497	(3,528)	191
Income Tax Expense (Recovery)	294	161	434	100

Net Earnings (Loss)	$(4,383)	$336	$(3,962)	$91
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

Benchmark Prices

	Three months ended June 30,		Six months ended June 30,
(average for the period)	2020	2019	2020	2019

Oil & NGLs
WTI ($/bbl)	$27.85	$59.82	$37.01	$57.36
Houston ($/bbl)	29.43	66.57	39.46	63.69
Edmonton Condensate (C$/bbl)	30.71	74.73	46.22	70.97

Natural Gas
NYMEX ($/MMBtu)	$1.72	$2.64	$1.83	$2.89
AECO (C$/Mcf)	1.91	1.17	2.03	1.56
Dawn (C$/MMBtu)	2.25	3.13	2.32	3.49

Production Volumes and Realized Prices

	Three months ended June 30,				Six months ended June 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2020	2019	2020	2019	2020	2019	2020	2019

Oil (Mbbls/d, $/bbl)
USA Operations	146.0	175.7	$22.95	$59.12	153.9	149.6	$33.74	$57.19
Canadian Operations	0.5	0.2	11.90	53.31	0.6	0.3	28.38	44.20
China Operations (3)	-	3.4	-	67.84	-	2.8	-	66.96
Total	146.5	179.3	22.91	59.27	154.5	152.7	33.72	57.35

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.0	11.2	12.47	46.65	10.9	8.7	23.51	45.57
Canadian Operations	40.8	44.1	20.48	54.66	41.3	41.4	32.36	52.31
Total	51.8	55.3	18.79	53.04	52.2	50.1	30.51	51.14

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	67.2	73.6	7.83	13.19	72.4	59.2	7.56	14.92
Canadian Operations	12.9	15.8	9.56	6.95	15.0	15.9	8.08	13.54
Total	80.1	89.4	8.11	12.09	87.4	75.1	7.65	14.63

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	224.2	260.5	17.91	45.60	237.2	217.5	25.28	45.22
Canadian Operations	54.2	60.1	17.79	42.12	56.9	57.6	25.91	41.57
China Operations (3)	-	3.4	-	67.84	-	2.8	-	66.96
Total	278.4	324.0	17.88	45.19	294.1	277.9	25.40	44.68

Natural Gas (MMcf/d, $/Mcf)
USA Operations	536	619	1.33	1.87	552	494	1.37	2.03
Canadian Operations	1,014	988	1.69	1.70	1,007	1,020	1.78	2.16
Total	1,550	1,607	1.57	1.76	1,559	1,514	1.63	2.12

Total Production (MBOE/d, $/BOE)
USA Operations	313.4	363.6	15.09	35.85	329.2	299.8	20.52	36.15
Canadian Operations	223.2	224.8	11.99	18.72	224.8	227.8	14.50	20.20
China Operations (3)	-	3.4	-	67.84	-	2.8	-	66.96
Total	536.6	591.8	13.80	29.52	554.0	530.4	18.08	29.46

Production Mix (%)
Oil & Plant Condensate	37	40			37	38
NGLs – Other	15	15			16	14
Total Oil & NGLs	52	55			53	52
Natural Gas	48	45			47	48

Production Change
Year Over Year (%) (4)
Total Oil & NGLs	(14)	109			6	85
Natural Gas	(4)	47			3	40
Total Production	(9)	75			4	60

Core Assets Production
Oil (Mbbls/d)	107.9	118.9			109.6	101.2
NGLs – Plant Condensate (Mbbls/d)	45.9	47.6			46.0	42.7
NGLs – Other (Mbbls/d)	71.8	79.1			77.7	65.5
Total Oil & NGLs (Mbbls/d)	225.6	245.6			233.3	209.4
Natural Gas (MMcf/d)	1,392	1,348			1,399	1,280
Total Production (MBOE/d)	457.6	470.3			466.4	422.6
% of Total Production	85	79			84	80
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)

The Company terminated its production sharing contract with China National Offshore Oil Corporation (“CNOOC”) and exited its China Operations effective July 31, 2019. Production from China Operations is presented for the period from February 14, 2019 through July 31, 2019.

(4)	Includes production impacts from acquisitions and divestitures.

Upstream Product Revenues

	Three months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2019 Upstream Product Revenues (1)	$968	$266	$98	$258	$1,590
Increase (decrease) due to:
Sales prices	(483)	(160)	(30)	(29)	(702)
Production volumes	(179)	(17)	(10)	(9)	(215)
2020 Upstream Product Revenues	$306	$89	$58	$220	$673

	Six months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2019 Upstream Product Revenues (1)	$1,586	$464	$198	$581	$2,829
Increase (decrease) due to:
Sales prices	(652)	(195)	(112)	(137)	(1,096)
Production volumes	15	21	35	20	91
2020 Upstream Product Revenues	$949	$290	$121	$464	$1,824
(1)

Revenues for the second quarter and the first six months of 2019 exclude certain other revenue and royalty adjustments with no associated production volumes of $4 million and $10 million, respectively.

Oil Revenues

Three months ended June 30, 2020 versus June 30, 2019

Oil revenues decreased $662 million compared to the second quarter of 2019 primarily due to:

•

Lower average realized oil prices of $36.36 per bbl, or 61 percent, decreased revenues by $483 million. The decrease reflected lower Houston and WTI benchmark prices which were down 56 percent and 53 percent, respectively, and weakening regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 32.8 Mbbls/d decreased revenues by $179 million. Lower volumes were primarily due to natural declines in USA Operations, with reduced drilling programs in Core Assets, and suspended capital spending in Eagle Ford and Uinta (18.3 Mbbls/d), production shut-ins due to the economic downturn (9.2 Mbbls/d), the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 (3.4 Mbbls/d) and third-party gathering capacity constraints (3.3 Mbbls/d).

Six months ended June 30, 2020 versus June 30, 2019

Oil revenues decreased $637 million compared to the first six months of 2019 primarily due to:

•

Lower average realized oil prices of $23.63 per bbl, or 41 percent, decreased revenues by $652 million. The decrease reflected lower Houston and WTI benchmark prices which were down 38 percent and 35 percent, respectively, and weakening regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Higher average oil production volumes of 1.8 Mbbls/d increased revenues by $15 million. Higher volumes were primarily due to the Newfield acquisition on February 13, 2019 (17.5 Mbbls/d) and successful drilling programs in Bakken and Permian (6.4 Mbbls/d), partially offset by natural declines surpassing new production in Eagle Ford, Uinta and Anadarko (13.1 Mbbls/d), production shut-ins due to the economic downturn (4.6 Mbbls/d), the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 (2.8 Mbbls/d) and third-party gathering capacity constraints (1.7 Mbbls/d).

NGL Revenues

Three months ended June 30, 2020 versus June 30, 2019

NGL revenues decreased $217 million compared to the second quarter of 2019 primarily due to:

•

Lower average realized plant condensate prices of $34.25 per bbl, or 65 percent, decreased revenues by $160 million. The decrease reflected lower Edmonton Condensate and WTI benchmark prices which were down 59 percent and 53 percent, respectively, as well as declines in regional pricing relative to the Edmonton Condensate and WTI benchmark prices;

•	Lower average realized other NGL prices of $3.98 per bbl, or 33 percent, decreased revenues by $30 million reflecting lower other NGL benchmark prices in the USA Operations and lower regional pricing;
•	Lower average plant condensate production volumes of 3.5 Mbbls/d decreased revenues by $17 million. Lower volumes were primarily due to natural declines in the Canadian Operations (3.9 Mbbls/d); and
•

Lower average other NGL production volumes of 9.3 Mbbls/d decreased revenues by $10 million. Lower volumes were primarily due to natural declines in Anadarko, Montney and Eagle Ford (9.9 Mbbls/d) and production shut-ins due to the economic downturn (3.1 Mbbls/d), partially offset by successful drilling programs in Permian (2.5 Mbbls/d).

Six months ended June 30, 2020 versus June 30, 2019

NGL revenues decreased $251 million compared to the first six months of 2019 primarily due to:

•

Lower average realized plant condensate prices of $20.63 per bbl, or 40 percent, decreased revenues by $195 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were both down 35 percent, as well as declines in regional pricing relative to the Edmonton Condensate and WTI benchmark prices;

•

Lower average realized other NGL prices of $6.98 per bbl, or 48 percent, decreased revenues by $112 million reflecting lower other NGL benchmark prices in the USA Operations and lower regional pricing; and

•

Higher average other NGL production volumes of 12.3 Mbbls/d increased revenues by $35 million. Higher volumes were primarily due to the Newfield acquisition on February 13, 2019 (8.6 Mbbls/d) and successful drilling programs in Permian and Anadarko (6.8 Mbbls/d), partially offset by natural declines in Montney and Eagle Ford (3.3 Mbbls/d); and

•

Higher average plant condensate production volumes of 2.1 Mbbls/d increased revenues by $21 million. Higher volumes were primarily due to successful drilling programs in Anadarko, Montney and Permian (1.9 Mbbls/d) and the Newfield acquisition on February 13, 2019 (1.3 Mbbls/d), partially offset by natural declines in Duvernay (1.1 Mbbls/d).

Natural Gas Revenues

Three months ended June 30, 2020 versus June 30, 2019

Natural gas revenues decreased $38 million compared to the second quarter of 2019 primarily due to:

•

Lower average realized natural gas prices of $0.19 per Mcf, or 11 percent, decreased revenues by $29 million. The decrease reflected lower NYMEX and Dawn benchmark prices which were down 35 percent and 28 percent, respectively, partially offset by a higher AECO benchmark price which was up 63 percent; and

•

Lower average natural gas production volumes of 57 MMcf/d decreased revenues by $9 million primarily due to the sale of the Arkoma natural gas assets in the third quarter of 2019 (78 MMcf/d), production shut-ins due to the economic downturn (27 MMcf/d) and natural declines surpassing new production in Duvernay and Eagle Ford (17 MMcf/d), partially offset by successful drilling programs in Permian, Montney and Anadarko (36 MMcf/d), decreased pipeline restrictions in Montney (18 MMcf/d) and decreased third-party plant downtime (11 MMcf/d).

Six months ended June 30, 2020 versus June 30, 2019

Natural gas revenues decreased $117 million compared to the first six months of 2019 primarily due to:

•

Lower average realized natural gas prices of $0.49 per Mcf, or 23 percent, decreased revenues by $137 million. The decrease reflected lower NYMEX and Dawn benchmark prices which were down 37 percent and 34 percent, respectively, partially offset by a higher proportion of total production volumes in the USA Operations with higher regional pricing resulting from the Newfield acquisition on February 13, 2019, and a higher AECO benchmark price which was up 30 percent; and

•

Higher average natural gas production volumes of 45 MMcf/d increased revenues by $20 million primarily due to the Newfield acquisition on February 13, 2019 (91 MMcf/d), successful drilling programs in Permian and Anadarko (49 MMcf/d), decreased pipeline restrictions in Montney (12 MMcf/d) and decreased third-party plant downtime (7 MMcf/d), partially offset by the sale of the Arkoma natural gas assets in the third quarter of 2019 (59 MMcf/d), natural declines surpassing new production in Montney, Duvernay and Eagle Ford (43 MMcf/d) and production shut-ins due to the economic downturn (14 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Additional information on the Company’s commodity price positions as at June 30, 2020 can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019	2020	2019

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$223	$15	$305	$46
NGLs - Plant Condensate	59	3	82	15
NGLs - Other	7	22	12	33
Natural Gas	73	67	112	83
Other (2)	3	-	5	2
Total	365	107	516	179

Unrealized Gains (Losses) on Risk Management	(679)	83	225	(344)
Total Gains (Losses) on Risk Management, Net	$(314)	$190	$741	$(165)

	Three months ended June 30,		Six months ended June 30,
(Per-unit)	2020	2019	2020	2019

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$16.79	$0.87	$10.86	$1.65
NGLs - Plant Condensate ($/bbl)	$12.58	$0.53	$8.65	$1.60
NGLs - Other ($/bbl)	$0.90	$2.66	$0.75	$2.44
Natural Gas ($/Mcf)	$0.52	$0.46	$0.39	$0.30
Total ($/BOE)	$7.41	$1.96	$5.07	$1.84
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019	2020	2019

Market Optimization	$348	$250	$767	$576

Three months ended June 30, 2020 versus June 30, 2019

Market Optimization product revenues increased $98 million compared to the second quarter of 2019 primarily due to:

•

Higher sales of third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($399 million) and higher sales of third-party purchased natural gas volumes primarily relating to long-term marketing arrangements for assets divested in prior years ($24 million);

partially offset by:

•	Lower oil and natural gas benchmark prices ($325 million).

Six months ended June 30, 2020 versus June 30, 2019

Market Optimization product revenues increased $191 million compared to the first six months of 2019 primarily due to:

•

Higher sales of third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($555 million) and higher sales of third-party purchased natural gas volumes primarily relating to long-term marketing arrangements for assets divested in prior years ($58 million);

partially offset by:

•	Lower oil and natural gas benchmark prices ($422 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019	2020	2019

USA Operations	$24	$69	$72	$113
Canadian Operations	3	4	7	8
Total	$27	$73	$79	$121

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2020	2019	2020	2019

USA Operations	$0.82	$2.07	$1.20	$2.08
Canadian Operations	$0.17	$0.22	$0.18	$0.20
Production, Mineral and Other Taxes	$0.55	$1.36	$0.79	$1.26

Three months ended June 30, 2020 versus June 30, 2019

Production, mineral and other taxes decreased $46 million compared to the second quarter of 2019 primarily due to:

•

Lower production tax in USA Operations due to lower commodity prices and production volumes ($40 million), as well as the sale of the Arkoma natural gas assets and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 ($1 million).

Six months ended June 30, 2020 versus June 30, 2019

Production, mineral and other taxes decreased $42 million compared to the first six months of 2019 primarily due to:

•

Lower production tax in USA Operations due to lower commodity prices ($38 million), as well as the sale of the Arkoma natural gas assets and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 ($1 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019	2020	2019

USA Operations	$115	$136	$236	$215
Canadian Operations	198	217	411	429
Upstream Transportation and Processing	313	353	647	644

Market Optimization	55	59	117	106
Total	$368	$412	$764	$750

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2020	2019	2020	2019

USA Operations	$4.07	$4.09	$3.95	$3.95
Canadian Operations	$9.75	$10.60	$10.02	$10.40
Upstream Transportation and Processing	$6.44	$6.54	$6.42	$6.70

Three months ended June 30, 2020 versus June 30, 2019

Transportation and processing expense decreased $44 million compared to the second quarter of 2019 primarily due to:

•

Lower U.S/Canadian dollar exchange rate, lower flow-through operating costs due to a third-party plant turnaround in Montney in 2019, the sale of the Arkoma natural gas assets in the third quarter of 2019 and the expiration of certain transportation contracts relating to decommissioned and previously divested assets;

partially offset by:

•	Production volume increases under existing transportation contracts.

Six months ended June 30, 2020 versus June 30, 2019

Transportation and processing expense increased $14 million compared to the first six months of 2019 primarily due to:

51

•

Higher production volumes as a result of the Newfield acquisition on February 13, 2019, rate escalation in certain transportation contracts relating to previously divested assets, higher production volumes and rates in Permian, production volume increases under existing transportation contracts and higher downstream transportation costs in Montney due to third-party adjustments;

partially offset by:

•

The sale of the Arkoma natural gas assets in the third quarter of 2019, the expiration of certain transportation contracts relating to decommissioned and previously divested assets, lower U.S/Canadian dollar exchange rate, and lower flow-through operating costs due to a third-party plant turnaround in Montney in 2019.

Upstream transportation and processing decreased $0.28 per BOE compared to the first six months of 2019 primarily due to a higher proportion of total production volumes in the USA Operations resulting from the Newfield acquisition, which benefit from lower than average per BOE transportation and processing costs.

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, to operate oil and natural gas properties in which the Company has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019	2020	2019

USA Operations	$121	$148	$260	$263
Canadian Operations	25	27	51	64
China Operations (1)	-	8	-	12
Upstream Operating Expense	146	183	311	339

Market Optimization	8	5	10	15
Corporate & Other	-	(1)	(2)	(2)
Total	$154	$187	$319	$352

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2020	2019	2020	2019

USA Operations	$4.22	$4.46	$4.33	$4.84
Canadian Operations	$1.20	$1.27	$1.23	$1.54
China Operations (1)	$-	$27.68	$-	$23.80
Upstream Operating Expense (2)	$2.97	$3.39	$3.07	$3.52
(1)

The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019. Upstream Operating Expense from China Operations is presented for the period from February 14, 2019 through July 31, 2019.

(2)

Upstream Operating Expense per BOE for the second quarter and first six months of 2020 includes long-term incentive costs of $0.11/BOE and a recovery of long-term incentive costs of $0.03/BOE, respectively (2019 – a recovery of long-term incentive costs of $0.01/BOE and long-term incentive costs of $0.09/BOE, respectively).

Three months ended June 30, 2020 versus June 30, 2019

Operating expense decreased $33 million compared to the second quarter of 2019 primarily due to:

•

Decreased activity mainly as a result of the economic downturn and cost saving initiatives ($41 million), as well as the sale of the Arkoma natural gas assets and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 ($14 million);

partially offset by:

•

Lower capitalization of overhead costs, primarily in Permian, Montney, Eagle Ford and Duvernay ($10 million), and an increase in long-term incentive costs resulting from an increase in the Company’s share price in the second quarter of 2020 compared to long-term incentive recovery resulting from a decrease in the share price in 2019 ($10 million).

Six months ended June 30, 2020 versus June 30, 2019

Operating expense decreased $33 million compared to the first six months of 2019 primarily due to:

•

Decreased activity mainly as a result of the economic downturn and cost saving initiatives ($25 million), the sale of the Arkoma natural gas assets and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 ($20 million), as well as a recovery of long-term incentive costs resulting from a decrease in the Company’s share price in the first six months of 2020 compared to long-term incentive costs resulting from an increase in the share price in the first six months of 2019 ($16 million);

partially offset by:

•	Lower capitalization of overhead costs, primarily in Permian, Montney, Eagle Ford and Duvernay ($21 million) and the Newfield acquisition on February 13, 2019 ($11 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019	2020	2019

Market Optimization	$319	$222	$717	$520

Three months ended June 30, 2020 versus June 30, 2019

Purchased product expense increased $97 million compared to the second quarter of 2019 primarily due to:

•

Higher third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($397 million) and higher third-party purchased natural gas volumes primarily relating to long-term marketing arrangements for assets divested in prior years ($22 million);

partially offset by:

•	Lower oil and natural gas benchmark prices ($322 million).

Six months ended June 30, 2020 versus June 30, 2019

Purchased product expense increased $197 million compared to the first six months of 2019 primarily due to:

•

Higher third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($555 million) and higher third-party purchased natural gas volumes primarily relating to long-term marketing arrangements for assets divested in prior years ($54 million);

partially offset by:

•	Lower oil and natural gas benchmark prices ($412 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019	2020	2019

USA Operations	$375	$429	$793	$703
Canadian Operations	111	95	220	187
Upstream DD&A	486	524	1,013	890

Corporate & Other	7	8	14	19
Total	$493	$532	$1,027	$909

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2020	2019	2020	2019

USA Operations	$13.18	$12.96	$13.24	$12.96
Canadian Operations	$5.41	$4.64	$5.35	$4.53
Upstream DD&A	$9.94	$9.78	$10.03	$9.32

Three months ended June 30, 2020 versus June 30, 2019

DD&A decreased $39 million compared to the second quarter of 2019 primarily due to:

•	Lower production volumes in the USA Operations ($59 million) partially offset by higher depletion rates in the Canadian and USA Operations ($20 million and $6 million, respectively).

The depletion rate in the Canadian and USA Operations increased $0.77 per BOE and $0.22 per BOE, respectively, compared to the second quarter of 2019 primarily due to a higher depletable base.

Six months ended June 30, 2020 versus June 30, 2019

DD&A increased $118 million compared to the first six months of 2019 primarily due to:

•	Higher production volumes in the USA Operations ($73 million) and higher depletion rates in the Canadian and USA Operations ($39 million and $17 million, respectively).

The depletion rate in the Canadian and USA Operations increased $0.82 per BOE and $0.28 per BOE, respectively, compared to the first six months of 2019 primarily due to a higher depletable base.

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

In the second quarter and first six months of 2020, the Company recognized a before-tax non-cash ceiling test impairment of $3,250 million and $3,527 million, respectively, in the USA Operations. The non-cash ceiling test impairments primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
June 30, 2020	47.47	58.46	2.07	1.70
December 31, 2019	55.93	68.80	2.58	1.76
June 30, 2019	61.38	72.91	3.02	1.61
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

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

The Company has calculated the estimated effects that certain price changes would have had on its ceiling test impairment for the six months ended June 30, 2020. Using commodity futures prices as at June 30, 2020 for the three months ending September 30, 2020, the estimated 12-month average trailing prices for the period ended June 30, 2020 would have been $43.35 per bbl for WTI, C$53.25 per bbl for Edmonton Condensate, $1.93 per MMBtu for Henry Hub and C$1.94 per MMBtu for AECO. Based on these estimated prices, while holding all other inputs and assumptions constant, an additional before-tax ceiling test impairment of approximately $1.3 billion for the USA Operations would have been recognized for the six months ended June 30, 2020. If a low commodity price environment is sustained during the remainder of 2020, further ceiling test impairments and related allowances on deferred tax assets may be recognized.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019	2020	2019

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs and Current Expected Credit Losses	$68	$79	$142	$161
Long-term incentive costs	19	(15)	(7)	17
Restructuring costs	81	17	81	130
Current expected credit losses (1)	(3)	-	2	-
Total Administrative	$165	$81	$218	$308

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2020	2019	2020	2019

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs and Current Expected Credit Losses	$1.38	$1.48	$1.41	$1.67
Long-term incentive costs	0.40	(0.28)	(0.07)	0.18
Restructuring costs	1.66	0.31	0.80	1.36
Current expected credit losses (1)	(0.06)	-	0.02	-
Total Administrative	$3.38	$1.51	$2.16	$3.21
(1)

On January 1, 2020, Ovintiv adopted ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” under Topic 326. Further details on the adoption of ASU 2016-13 can be found in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended June 30, 2020 versus June 30, 2019

Administrative expense in the second quarter of 2020 increased $84 million compared to the second quarter of 2019 primarily due to higher restructuring costs incurred in 2020 ($64 million) and long-term incentive costs resulting from an increase in the Company’s share price in the second quarter of 2020 compared to a recovery of long-term incentive costs in the second quarter of 2019 resulting from a decrease in the share price in 2019 ($34 million), partially offset by lower non-recurring integration expenses of $4 million relating to the Newfield acquisition in 2019.

Six months ended June 30, 2020 versus June 30, 2019

Administrative expense in the first six months of 2020 decreased $90 million compared to the first six months of 2019 primarily due to lower restructuring costs incurred in 2020 ($49 million) and a recovery of long-term incentive costs resulting from a decrease in the Company’s share price in the first six months of 2020 compared to long-term incentive costs resulting from an increase in the share price in the first six months of 2019 ($24 million) and lower non-recurring integration expenses of $8 million relating to the Newfield acquisition in 2019.

During 2019, the Company completed workforce reductions in conjunction with the Newfield acquisition to better align staffing levels and the organizational structure. In June 2020, the Company completed further workforce reductions as part of a company-wide reorganization to better align with the Company’s planned activity levels. Additional information on restructuring charges can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019	2020	2019

Interest	$86	$99	$182	$186
Foreign exchange (gain) loss, net	(40)	(55)	76	(92)
(Gain) loss on divestitures, net	-	-	-	1
Other (gains) losses, net	(16)	(3)	(30)	25
Total Other (Income) Expenses	$30	$41	$228	$120

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt arising from U.S. dollar denominated unsecured notes. Additional information on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended June 30, 2020 versus June 30, 2019

Interest expense decreased $13 million compared to the second quarter of 2019 primarily due to:

•

Lower interest expense resulting from the repayment of the Company’s $500 million senior note in the second quarter of 2019 ($4 million) and interest savings related to open market repurchases in 2020 ($6 million).

Six months ended June 30, 2020 versus June 30, 2019

Interest expense decreased $4 million compared to the first six months of 2019 primarily due to:

•

Lower interest expense resulting from the repayment of the Company’s $500 million senior note in the second quarter of 2019 ($13 million) and interest savings related to open market repurchases in 2020 ($6 million);

partially offset by:

•

Higher interest expense on long-term debt primarily relating to the assumption of Newfield’s outstanding senior notes, interest expense relating to amounts drawn on the Company’s credit facilities and issuances under the Company’s U.S. commercial paper (“U.S. CP”) program ($16 million).

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

Three months ended June 30, 2020 versus June 30, 2019

Net foreign exchange gain decreased by $15 million compared to the second quarter of 2019 primarily due to:

•

Lower unrealized foreign exchange gains on the translation of U.S. dollar financing debt issued from Canada compared to 2019 ($78 million) and lower realized foreign exchange gains on the settlement of U.S. dollar financing debt issued from Canada and intercompany notes ($22 million);

partially offset by:

•

Lower unrealized foreign exchange losses on the translation of intercompany notes ($64 million) and higher unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada ($29 million).

Six months ended June 30, 2020 versus June 30, 2019

Net foreign exchange loss of $76 million compared to a gain of $92 million in the first six months of 2019 was primarily due to:

•

Unrealized foreign exchange losses on the translation of U.S. dollar financing debt and risk management contracts issued from Canada compared to gains in 2019 ($247 million and $34 million, respectively) and realized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada and intercompany notes compared to gains in 2019 ($29 million and $26 million, respectively);

partially offset by:

•	Unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2019 ($170 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, transaction costs relating to acquisitions, reclamation charges relating to decommissioned assets, gains on debt repurchases and adjustments related to other assets.

Other gains in the second quarter and first six months of 2020 primarily includes gains of $11 million and $22 million, respectively, relating to the repurchase of the Company’s fixed long-term debt on the open market as discussed in the Liquidity and Capital Resources section of this MD&A.

Other losses in the first six months of 2019 primarily included legal fees and transaction costs related to the Newfield acquisition of $33 million, partially offset by interest income on short-term investments of $8 million.

Income Tax

	Three months ended June 30,		Six months ended June 30,
($ millions)	2020	2019	2020	2019

Current Income Tax Expense (Recovery)	$(1)	$3	$(1)	$4
Deferred Income Tax Expense (Recovery)	295	158	435	96
Income Tax Expense (Recovery)	$294	$161	$434	$100
Effective Tax Rate	(7.2%)	32.4%	(12.3%)	52.4%

Income Tax Expense (Recovery)

In the second quarter and first six months of 2020, income tax expense increased $133 million and $334 million, respectively, compared to 2019, primarily due to current year losses arising from non-cash ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets, which was recorded as a discrete item.

Deferred income tax assets are routinely assessed for realizability. During the six months ended June 30, 2020, the Company determined, after weighing both positive and negative evidence, that a valuation allowance should be recorded to reduce the associated deferred tax assets in the United States and in Canada. The Company is in a cumulative three-year loss position as of June 30, 2020 and is expected be in a cumulative three-year loss position by the end of the current fiscal year in both the United States and Canada. The cumulative losses, as well as increased uncertainty in the timing as to when the realization of deferred tax assets will occur, is significant negative evidence to overcome, and consequently, it is more likely than not that the deferred tax assets will not be realizable. If it is determined that the deferred tax assets are realized in the future, a reduction in the valuation allowance will be recorded. Additional information on the determination of the valuation allowance can be found in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Effective Tax Rate

Ovintiv’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year‑to‑date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, valuation allowances related to current year losses, income tax related to foreign operations, state tax, the effect of legislative changes, non-taxable capital gains and losses, and tax differences on divestitures and transactions, which can produce interim effective tax rate fluctuations.

Following the U.S. Domestication as described in the Highlights section of this MD&A, the applicable statutory rate became the U.S. federal income tax rate. The Company’s effective tax rate was (7.2) percent for the second quarter and (12.3) percent for the first six months of 2020, which are lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded due to current year losses arising from ceiling test impairments, and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets, which was recorded as a discrete item.

The effective tax rate of 52.4 percent for the six months ended June 30, 2019, was higher than the Canadian statutory tax rate of 26.6 percent primarily due to the re-measurement of the Company’s deferred tax position resulting from the Alberta tax rate reduction.  On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a reduction of the Alberta corporate tax rate from 12 percent to 11 percent effective July 1, 2019, with further one percent rate reductions to take effect every year on January 1 until the general corporate tax rate is eight percent on January 1, 2022. During the three months ended June 30, 2019, the deferred tax expense of $158 million included an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction.

On June 29, 2020 Alberta announced the previously scheduled rate reduction will be accelerated with the Alberta rate reducing to eight percent effective July 1, 2020. This new legislation is not yet enacted and the impact resulting from this announcement is not expected to be material for the Company’s tax position.

The tax impacts of the various stimulus and fiscal measures announced in the U.S. and Canada in response to the COVID-19 pandemic, including the U.S. Coronavirus Aid, Relief and Economic Security (“CARES”) Act and the Canada Emergency Wage Subsidy (“CEWS”) legislation are currently not expected to be material on the Company’s tax or financial position.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations or to manage its capital structure as discussed below. At June 30, 2020, $22 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

	As at June 30,
($ millions, except as indicated)	2020	2019

Cash and Cash Equivalents	$39	$167
Available Credit Facilities (1)	2,750	4,000
Available Uncommitted Demand Lines (2)	183	192
Issuance of U.S. Commercial Paper	-	(761)
Total Liquidity	$2,972	$3,598

Long-Term Debt, including current portion (3)	$7,366	$7,052
Total Shareholders’ Equity (4)	$5,873	$10,015

Debt to Capitalization (%) (5)	56	41
Debt to Adjusted Capitalization (%) (6)	35	28
(1)	Includes available credit facilities of $1.505 billion (2019 - $1.5 billion) in the U.S. and $1.245 billion (2019 - $2.5 billion) in Canada as at June 30, 2020 (collectively, the “Credit Facilities”).
(2)	Includes three uncommitted demand lines totaling $320 million, net of $137 million in undrawn letters of credit (2019 - $330 million and $138 million, respectively).
(3)	Long-Term Debt as at June 30, 2020, includes $1,250 million drawn on the Credit Facilities.
(4)	Shareholders’ Equity reflects the common shares purchased, for cancellation, under the Company’s 2019 NCIB and substantial issuer bid programs.
(5)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(6)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $4.0 billion, which include a $2.5 billion revolving credit facility for Ovintiv Inc. and a $1.5 billion revolving credit facility for a Canadian subsidiary. These facilities mature in July 2024 and are fully revolving up to maturity. The Credit Facilities provide financial flexibility and allow the Company to fund its operations, development activities or capital programs. At June 30, 2020, $995 million and $255 million were outstanding under the revolving credit facility for Ovintiv Inc. and for the Canadian subsidiary, respectively.

During the first six months of 2020, as a result of the recent economic downturn from the COVID-19 pandemic and falling oil prices, Ovintiv received updates to its credit ratings. Ovintiv remains investment grade which reflects the Company’s strong liquidity position within a volatile and low commodity price environment. Ovintiv has full access to its Credit Facilities and the credit rating updates have not impacted the Company’s ability to fund its operations, development activities or its reduced capital program. While Ovintiv currently maintains an investment grade credit rating, further reductions in the Company’s credit ratings could increase the cost of short-term borrowings on the existing Credit Facilities or other sources of liquidity. A prolonged period of low commodity prices and the global impact of the COVID-19 pandemic could impact the Company’s credit ratings in the future.

As at June 30, 2020, the Company had no amounts outstanding under its U.S. CP programs. Outstanding commercial paper balances due in the second quarter of 2020, were repaid using advances from the Company’s Credit Facilities.  Ovintiv’s access to its U.S. CP programs is market-driven, and as a result of the current low commodity price environment and the Company’s current debt rating, the Company’s access to commercial paper is limited and on less favorable terms. Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $3.0 billion. At June 30, 2020, Ovintiv also had approximately $137 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities. Further downgrades in the Company’s credit ratings could trigger additional collateral requirements to support existing agreements and such amounts could be material.

In the first six months of 2020, Ovintiv filed a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At June 30, 2020, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the U.S. shelf registration statement or Canadian shelf prospectus is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at June 30, 2020, the Company’s Debt to Adjusted Capitalization was 35 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Ovintiv does not expect the current COVID-19 pandemic to impact the Company’s ability to remain in compliance with its financial covenants under the Credit Facilities. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2019 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the second quarter and first six months of 2020, Ovintiv primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended June 30,		Six months ended June 30,
($ millions)	Activity Type	2020	2019	2020	2019

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$117	$906	$683	$1,435
Proceeds from divestitures	Investing	8	4	30	6
Corporate acquisition, net of cash and restricted cash acquired	Investing	-	-	-	94
Net issuance of revolving long-term debt	Financing	408	761	552	761
Other	Investing	-	-	-	24
		533	1,671	1,265	2,320

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	252	750	1,042	1,486
Acquisitions	Investing	1	19	18	41
Repayment of long-term debt (1)	Financing	26	500	115	500
Purchase of shares of common stock	Financing	-	637	-	1,037
Dividends on shares of common stock	Financing	25	25	49	53
Other	Investing/Financing	294	51	186	41
		598	1,982	1,410	3,158
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		1	1	(6)	4
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(64)	$(310)	$(151)	$(834)
(1)	Includes open market repurchases.

Operating Activities

Cash from operating activities in the second quarter and first six months of 2020 was $117 million and $683 million, respectively, and was primarily a reflection of the impacts from lower average realized commodity prices, partially offset by the Newfield acquisition, the effects of the commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 23 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the second quarter and first six months of 2020 was $304 million and $839 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended June 30, 2020 versus June 30, 2019

Net cash from operating activities decreased $789 million compared to the second quarter of 2019 primarily due to:

•

Lower realized commodity prices ($702 million), lower production volumes ($215 million), changes in non-cash working capital ($163 million), higher restructuring costs ($64 million) and higher decommissioning costs primarily related to Deep Panuke ($51 million);

partially offset by:

•

Higher realized gains on risk management in revenues ($258 million), lower production, mineral and other taxes ($46 million), lower transportation and processing expense ($44 million), lower operating expense, excluding non-cash long-term incentive costs ($43 million).

Six months ended June 30, 2020 versus June 30, 2019

Net cash from operating activities decreased $752 million compared to the first six months of 2019 primarily due to:

•

Lower realized commodity prices ($1,096 million), changes in non-cash working capital ($198 million), higher decommissioning costs primarily related to Deep Panuke ($82 million) and acquisition costs incurred in 2019 ($33 million);

partially offset by:

•

Higher realized gains on risk management in revenues ($337 million), lower administrative expense, excluding non-cash long-term incentive costs and current expected credit losses ($127 million), which includes restructuring costs of $49 million, higher production volumes ($91 million), lower operating expenses, excluding non-cash long-term incentive costs ($48 million), and lower production, mineral and other taxes ($42 million).

Investing Activities

Cash used in investing activities in the first six months of 2020 was $1,172 million primarily due to capital expenditures. Capital expenditures decreased $444 million compared to the first six months of 2019 due to the Company’s reduced capital program in response to the volatile market conditions in 2020, as discussed in the 2020 Outlook section of this MD&A.

Corporate acquisition in the first six months of 2019 was $94 million, which reflected the net cash acquired upon the Newfield business combination.

Acquisitions in the first six months of 2020 were $18 million, which primarily included property purchases with liquids-rich potential. Acquisitions in the first six months of 2019 were $41 million which primarily included seismic purchases and water rights.

Divestitures in the first six months of 2020 and 2019 were $30 million and $6 million, respectively, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 3, 8 and 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategy to enhance liquidity, strengthen its balance sheet and return value to stockholders through the purchase of shares of common stock.

Net cash from financing activities in the first six months of 2020 was $344 million compared to net cash used of $870 million in 2019. The change was primarily due to the purchase of common shares under a NCIB ($1,037 million) in 2019 as discussed in more detail below and repayment of long-term debt in 2019 ($500 million) partially offset by a decrease in net issuance of revolving long-term debt in 2020 ($209 million) and the open market repurchase of long-term debt in 2020 ($115 million) as discussed below.

From time to time, Ovintiv may seek to retire or purchase the Company’s outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the first six months of 2020, the Company repurchased $137 million in principal amount of its senior notes in the open market, which included approximately $90 million in principal amount of its 5.75 percent senior notes due in January 2022, approximately $17 million in principal amount of its 6.5 percent senior notes due in February 2038, approximately $12 million in principal amount of its 5.375 percent senior notes due in January 2026, approximately $10 million in principal amount of its 3.9 percent senior notes due in November 2021, and approximately $8 million in principal amount of its 5.15 percent senior notes due in November 2041 for an aggregate cash payment of approximately $115 million, plus accrued interest, and recognized a net gain of approximately $22 million. Ovintiv utilized funds available from the Company’s credit facilities, cash on hand and cash from implementing cost savings initiatives to complete these open market repurchases.

The Company’s long-term debt totaled $7,366 million at June 30, 2020 and $6,974 million at December 31, 2019. There was no current portion outstanding at June 30, 2020 or December 31, 2019. Ovintiv has no long-term debt maturities until November 2021 and, as at June 30, 2020, over 79 percent of the Company’s fixed rate long-term debt is not due until 2024 and beyond. For additional information on long-term debt, refer to Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Dividends

Ovintiv pays quarterly dividends to stockholders at the discretion of the Board of Directors.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2020	2019	2020	2019

Dividend Payments	$25	$25	$49	$53
Dividend Payments ($/share) (1)	$0.09375	$0.09375	$0.1875	$0.1875
(1)	Dividend payments per share reflect the Share Consolidation. Accordingly, the comparative period has been restated.

On July 28, 2020, the Board of Directors declared a dividend of $0.09375 per share of Ovintiv common stock payable on September 30, 2020 to stockholders of record as of September 15, 2020.

Normal Course Issuer Bid

In the second quarter and first six months of 2019, the Company used cash on hand of approximately $637 million and $1,037 million, respectively, to purchase, for cancellation, approximately 93.5 million and 149.4 million common shares, respectively, on a pre-Share Consolidation basis or approximately 18.7 million and 29.9 million common shares, respectively, on a post-Share Consolidation basis. For additional information on the NCIB, refer to Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2020	2019	2020	2019

Cash From (Used in) Operating Activities	$117	$906	$683	$1,435
(Add back) deduct:
Net change in other assets and liabilities	(68)	(15)	(120)	(26)
Net change in non-cash working capital	(119)	44	(36)	162
Current tax on sale of assets	-	-	-	-
Non-GAAP Cash Flow (1)	$304	$877	$839	$1,299
Divided by:
Production Volumes (MMBOE)	48.8	53.9	100.8	96.0
Non-GAAP Cash Flow Margin ($/BOE)	$6.23	$16.27	$8.32	$13.53
(1)

The second quarter and first six months of 2020 include restructuring costs of $81 million and $81 million, respectively. The second quarter and first six months of 2019 include restructuring costs of $17 million and $130 million, respectively, and acquisition costs of $2 million and $33 million, respectively.

Total Costs

Total Costs is a non-GAAP measure which includes the summation of production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense, excluding the impact of long-term incentive costs, restructuring costs and current expected credit losses. It is calculated as total operating expenses excluding non-upstream operating costs and non-cash items which include operating expenses from the Market Optimization and Corporate and Other segments, depreciation, depletion and amortization, impairments, accretion of asset retirement obligation, long-term incentive costs, restructuring costs and current expected credit losses. When presented on a per BOE basis, Total Costs is divided by production volumes. Management believes this measure is useful to the Company and its investors as a measure of operational efficiency across periods.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2020	2019	2020	2019

Total Operating Expenses	$4,785	$1,517	$6,669	$2,979
Deduct (add back):
Market optimization operating expenses	382	286	844	641
Corporate & other operating expenses	-	(1)	(2)	(2)
Depreciation, depletion and amortization	493	532	1,027	909
Impairments	3,250	-	3,527	-
Accretion of asset retirement obligation	9	10	18	19
Long-term incentive costs	25	(15)	(10)	26
Restructuring costs	81	17	81	130
Current expected credit losses	(3)	-	2	-
Total Costs	$548	$688	$1,182	$1,256
Divided by:
Production Volumes (MMBOE)	48.8	53.9	100.8	96.0
Total Costs ($/BOE) (1)	$11.23	$12.78	$11.72	$13.06
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	June 30, 2020	December 31, 2019

Long-Term Debt, including current portion	$7,366	$6,974
Total Shareholders’ Equity	5,873	9,930
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$20,985	$24,650
Debt to Adjusted Capitalization	35%	28%

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

($ millions, except as indicated)	June 30, 2020	December 31, 2019

Long-Term Debt, including current portion	$7,366	$6,974
Less:
Cash and cash equivalents	39	190
Net Debt	7,327	6,784

Net Earnings (Loss)	(3,819)	234
Add back (deduct):
Depreciation, depletion and amortization	2,133	2,015
Impairments	3,527	-
Accretion of asset retirement obligation	36	37
Interest	378	382
Unrealized (gains) losses on risk management	161	730
Foreign exchange (gain) loss, net	49	(119)
(Gain) loss on divestitures, net	(4)	(3)
Other (gains) losses, net	(32)	23
Income tax expense (recovery)	415	81
Adjusted EBITDA (trailing 12-month) (1)	$2,844	$3,380
Net Debt to Adjusted EBITDA (times)	2.6	2.0
(1)	Adjusted EBITDA for 2019 only includes Newfield’s results of operations for the post-acquisition period from February 14, 2019 to December 31, 2019.

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

	June 30, 2020
(US$ millions)	10% Price Increase	10% Price Decrease
Crude oil price	$(137)	$132
NGL price	(11)	11
Natural gas price	(71)	62

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on the Company’s financial results when compared to the same periods in 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(5)		$(7)
Transportation and Processing Expense (1)	(7)	$(0.15)	(9)	$(0.09)
Operating Expense (1)	(1)	(0.02)	(2)	(0.01)
Administrative Expense	(1)	(0.03)	(3)	(0.03)
Depreciation, Depletion and Amortization (1)	(3)	(0.07)	(4)	(0.04)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2020, Ovintiv has entered into $429 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7451 to C$1, which mature monthly through the remainder of 2020 and $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7289 to C$1, which mature monthly throughout 2021.

As at June 30, 2020, Ovintiv had $255 million in U.S. dollar long-term debt and $120 million in U.S. dollar finance lease obligations issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	June 30, 2020
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(32)	$40

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

As at June 30, 2020, the Company had floating rate revolving credit and term loan borrowings of $1,250 million. Accordingly, the sensitivity in net earnings for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $10 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Ovintiv’s internal control over financial reporting during the second quarter of 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Concerns over the prolonged negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and oil price volatility and diminished expectations for the performance of the global economy. The COVID-19 pandemic has resulted in, and may continue to result in, significant market uncertainty, including substantial fluctuations in currency exchange rates, inflation, interest rates, counterparty credit and performance risk, and general levels of investing and consumption. An extended period of decreased global demand and/or oversupply of production may result in refiners curtailing operations or refinery utilization rates, which could contribute to storage constraints or a widening of price differentials in jurisdictions in which the Company operates. Further, low commodity prices could impact the value and amount of the Company’s reserves and result in the recognition of future ceiling test impairments.

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

The Company’s ability to use net operating losses and certain other tax attributes to offset future taxable income may be limited.

The Company currently has substantial U.S. federal net operating loss (“NOL”) carryforwards with various expiration dates and other tax attributes.  Our ability to use these tax attributes to reduce our future U.S. federal and state income tax obligations depends on many factors, including our future taxable income, the timing of which is uncertain. In addition, our ability to use NOL carryforwards and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an ownership change, which is generally defined as a greater than 50% change in its equity ownership over a  three-year period, the company’s ability to utilize U.S. NOL carryforwards and other tax attributes, may be limited.  Determining the limitation under Section 382 of the Code is highly complex and the Company believes its U.S. NOL carryforwards and other tax attributes, other than tax attributes related to prior stock acquisitions, are not currently subject to a limitation as a result of an ownership change. However, it is possible that an ownership change may occur in the future which may materially impact the Company’s ability to use the U.S. NOL carryforwards and other tax attributes to reduce U.S. federal and state taxable income. Such a limitation could adversely affect the Company’s net income and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
10.1*	Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective June 30, 2020.
10.2*	Letter agreement between Ovintiv Inc. and David G. Hill.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

* Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: July 30, 2020

