Form 10-Q
period 2020-09-30
Ovintiv Inc.
filed 2020-10-30
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	OVV	New York Stock Exchange

Number of registrant’s shares of common stock outstanding as of October 23, 2020	259,860,778

1

OVINTIV INC.

FORM 10-Q

DEFINITIONS

Unless the context otherwise indicates, references to “Ovintiv,” the “Company,” “us,” “we,” “our,” “ours,” (i) for periods until the Reorganization (as hereinafter defined), refer to Encana Corporation and its consolidated subsidiaries and (ii) for periods after the Reorganization, refer to Ovintiv Inc. and its consolidated subsidiaries. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American energy producer; statements with respect to the Company’s strategic objectives, including capital allocation strategy, shut-in strategy, focus of investment, return of capital to stockholders, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; statements regarding the benefits of the Company’s multi-basin portfolio; statements regarding the Company’s updated capital plan; statements regarding the Company’s application of excess cash flows to reduce long-term debt; ability to maximize cash flow through a disciplined capital allocation strategy; anticipated cost savings, capital efficiency and sustainability thereof; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; anticipated commodity prices; anticipated success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; potential impacts of an extended period of low commodity prices and responses of the Company thereto; estimates of reserves and resources and potential for negative price related reserve revisions; expected production and product types; anticipated access to cash, cash equivalents and other methods of funding; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange fluctuations, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; statements regarding the Company’s operational and financial flexibility, discipline and ability  to respond to evolving market conditions; ability to meet financial obligations, manage debt and financial ratios, finance growth and comply with financial covenants; impact to the Company as a result of a reduction of its credit rating; access to the Company’s credit facilities; planned dividend and the declaration and payment of future dividends, if any; expectations with respect to the Company’s restructuring initiative, including anticipated transition and severance costs and the timing thereof; adequacy of the Company’s provision for taxes and legal claims; projections and statements in respect of funding; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and contingencies and anticipated payments thereunder; and the possible impact of accounting pronouncements, rule changes and standards.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions, except per share amounts)		2020	2019	2020	2019

Revenues	(Note 3)
Product and service revenues	(Note 4)	$1,326	$1,771	$3,919	$5,191
Gains (losses) on risk management, net	(Note 22)	(154)	81	587	(84)
Sublease revenues	(Note 11)	18	19	53	54
Total Revenues		1,190	1,871	4,559	5,161

Operating Expenses	(Note 3)
Production, mineral and other taxes		47	66	126	187
Transportation and processing		365	398	1,129	1,148
Operating	(Notes 19, 20)	133	193	452	545
Purchased product		322	264	1,039	784
Depreciation, depletion and amortization		406	545	1,433	1,454
Impairments	(Note 10)	1,336	-	4,863	-
Accretion of asset retirement obligation	(Note 14)	8	9	26	28
Administrative	(Notes 18, 19, 20)	79	81	297	389
Total Operating Expenses		2,696	1,556	9,365	4,535
Operating Income (Loss)		(1,506)	315	(4,806)	626

Other (Income) Expenses
Interest	(Note 5)	97	99	279	285
Foreign exchange (gain) loss, net	(Notes 6, 22)	(25)	30	51	(62)
(Gain) loss on divestitures, net		-	(5)	-	(4)
Other (gains) losses, net	(Notes 8, 12, 20)	(18)	(1)	(48)	24
Total Other (Income) Expenses		54	123	282	243
Net Earnings (Loss) Before Income Tax		(1,560)	192	(5,088)	383
Income tax expense (recovery)	(Note 7)	(39)	43	395	143
Net Earnings (Loss)		$(1,521)	$149	$(5,483)	$240

Net Earnings (Loss) per Share of Common Stock (1)
Basic & Diluted	(Note 15)	$(5.85)	$0.56	$(21.10)	$0.92
Weighted Average Shares of Common Stock Outstanding (millions) (1)
Basic & Diluted	(Note 15)	259.8	264.6	259.8	261.7
(1)

Net earnings (loss) per share of common stock and weighted average shares of common stock outstanding reflect the Share Consolidation as described in Note 1. Accordingly, the comparative periods have been restated.

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2020	2019	2020	2019

Net Earnings (Loss)		$(1,521)	$149	$(5,483)	$240
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 16)	26	(6)	(21)	32
Pension and other post-employment benefit plans	(Notes 16, 20)	(2)	-	(1)	(24)
Other Comprehensive Income (Loss)		24	(6)	(22)	8
Comprehensive Income (Loss)		$(1,497)	$143	$(5,505)	$248

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		September 30,	December 31,
(US$ millions)		2020	2019

Assets
Current Assets
Cash and cash equivalents		$32	$190
Accounts receivable and accrued revenues (net of allowances of $4 million (2019: $3 million))		766	1,235
Risk management	(Notes 21, 22)	170	148
Income tax receivable		251	296
		1,219	1,869
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		52,653	51,210
Unproved properties		3,168	3,714
Other		887	904
Property, plant and equipment		56,708	55,828
Less: Accumulated depreciation, depletion and amortization		(46,485)	(40,637)
Property, plant and equipment, net	(Note 3)	10,223	15,191
Other Assets		1,113	1,213
Risk Management	(Notes 21, 22)	8	2
Deferred Income Taxes	(Note 7)	-	601
Goodwill	(Notes 3, 8)	2,594	2,611
	(Note 3)	$15,157	$21,487

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,615	$2,239
Current portion of operating lease liabilities		66	78
Income tax payable		3	1
Risk management	(Notes 21, 22)	65	114
		1,749	2,432
Long-Term Debt	(Note 12)	7,142	6,974
Operating Lease Liabilities		912	977
Other Liabilities and Provisions	(Note 13)	377	464
Risk Management	(Notes 21, 22)	154	68
Asset Retirement Obligation	(Note 14)	446	425
Deferred Income Taxes		25	217
		10,805	11,557
Commitments and Contingencies	(Note 24)
Shareholders’ Equity
Share capital - authorized 775 million shares of common stock
2020 issued and outstanding: 259.8 million shares (2019: 259.8 million shares)	(Note 15)	3	7,061
Paid in surplus	(Note 15)	8,460	1,402
Retained earnings (Accumulated deficit)		(5,135)	421
Accumulated other comprehensive income	(Note 16)	1,024	1,046
Total Shareholders’ Equity		4,352	9,930
		$15,157	$21,487

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended September 30, 2020 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2020		$3	$8,460	$(3,590)	$1,000	$5,873
Net Earnings (Loss)		-	-	(1,521)	-	(1,521)
Dividends on Shares of Common Stock ($0.09375 per share)	(Note 15)	-	-	(24)	-	(24)
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	24	24
Balance, September 30, 2020		$3	$8,460	$(5,135)	$1,024	$4,352

Three Months Ended September 30, 2019 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2019		$7,318	$1,358	$327	$1,012	$10,015
Net Earnings (Loss)		-	-	149	-	149
Dividends on Common Shares ($0.09375 per share (1))	(Note 15)	-	-	(24)	-	(24)
Common Shares Purchased under Substantial Issuer Bid	(Note 15)	(257)	44	-	-	(213)
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	(6)	(6)
Balance, September 30, 2019		$7,061	$1,402	$452	$1,006	$9,921

(1)	Dividends per share reflect the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2020 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930
Net Earnings (Loss)		-	-	(5,483)	-	(5,483)
Dividends on Shares of Common Stock ($0.28125 per share)	(Note 15)	-	-	(73)	-	(73)
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	(22)	(22)
Reclassification of Share Capital due to the Reorganization	(Note 15)	(7,058)	7,058	-	-	-
Balance, September 30, 2020		$3	$8,460	$(5,135)	$1,024	$4,352

Nine Months Ended September 30, 2019 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2018		$4,656	$1,358	$435	$998	$7,447
Net Earnings (Loss)		-	-	240	-	240
Dividends on Common Shares ($0.28125 per share (1))	(Note 15)	-	-	(77)	-	(77)
Common Shares Purchased under Substantial Issuer Bid	(Note 15)	(257)	44	-	-	(213)
Common Shares Purchased under Normal Course Issuer Bid	(Note 15)	(816)	-	(221)	-	(1,037)
Common Shares Issued	(Notes 8, 15)	3,478	-	-	-	3,478
Other Comprehensive Income (Loss)	(Note 16)	-	-	-	8	8
Impact of Adoption of Topic 842, Leases		-	-	75	-	75
Balance, September 30, 2019		$7,061	$1,402	$452	$1,006	$9,921

(1)	Dividends per share reflect the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2020	2019	2020	2019

Operating Activities
Net earnings (loss)		$(1,521)	$149	$(5,483)	$240
Depreciation, depletion and amortization		406	545	1,433	1,454
Impairments	(Note 10)	1,336	-	4,863	-
Accretion of asset retirement obligation	(Note 14)	8	9	26	28
Deferred income taxes	(Note 7)	(42)	44	393	140
Unrealized (gain) loss on risk management	(Note 22)	243	41	18	385
Unrealized foreign exchange (gain) loss	(Note 6)	(21)	49	30	(11)
Foreign exchange on settlements	(Note 6)	(2)	(18)	18	(53)
(Gain) loss on divestitures, net		-	(5)	-	(4)
Other		(9)	3	(61)	(63)
Net change in other assets and liabilities		(47)	(29)	(167)	(55)
Net change in non-cash working capital	(Note 23)	142	(32)	106	130
Cash From (Used in) Operating Activities		493	756	1,176	2,191
Investing Activities
Capital expenditures	(Note 3)	(351)	(566)	(1,393)	(2,052)
Acquisitions	(Note 9)	(1)	(25)	(19)	(66)
Corporate acquisition, net of cash and restricted cash acquired	(Note 8)	-	-	-	94
Proceeds from divestitures	(Note 9)	39	171	69	177
Net change in investments and other		68	(142)	(74)	(118)
Cash From (Used in) Investing Activities		(245)	(562)	(1,417)	(1,965)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 12)	(100)	(21)	452	740
Repayment of long-term debt	(Note 12)	(109)	-	(224)	(500)
Purchase of shares of common stock	(Note 15)	-	(213)	-	(1,250)
Dividends on shares of common stock	(Note 15)	(24)	(24)	(73)	(77)
Finance lease payments and other financing arrangements		(23)	(22)	(67)	(63)
Cash From (Used in) Financing Activities		(256)	(280)	88	(1,150)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		1	-	(5)	4
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(7)	(86)	(158)	(920)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		39	224	190	1,058
Cash, Cash Equivalents and Restricted Cash, End of Period		$32	$138	$32	$138
Cash, End of Period		$22	$44	$22	$44
Cash Equivalents, End of Period		10	94	10	94
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$32	$138	$32	$138

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

Results of Operations (For the three months ended September 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		China Operations (1)
	2020	2019	2020	2019	2020	2019

Revenues
Product and service revenues	$670	$1,097	$310	$377	$-	$3
Gains (losses) on risk management, net	38	35	49	87	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	708	1,132	359	464	-	3

Operating Expenses
Production, mineral and other taxes	43	63	4	3	-	-
Transportation and processing	109	125	203	211	-	-
Operating	104	151	24	32	-	4
Depreciation, depletion and amortization	299	438	99	100	-	-
Impairments	1,336	-	-	-	-	-
Total Operating Expenses	1,891	777	330	346	-	4
Operating Income (Loss)	$(1,183)	$355	$29	$118	$-	$(1)

	Market Optimization		Corporate & Other		Consolidated
	2020	2019	2020	2019	2020	2019

Revenues
Product and service revenues	$346	$294	$-	$-	$1,326	$1,771
Gains (losses) on risk management, net	2	-	(243)	(41)	(154)	81
Sublease revenues	-	-	18	19	18	19
Total Revenues	348	294	(225)	(22)	1,190	1,871

Operating Expenses
Production, mineral and other taxes	-	-	-	-	47	66
Transportation and processing	53	62	-	-	365	398
Operating	5	6	-	-	133	193
Purchased product	322	264	-	-	322	264
Depreciation, depletion and amortization	-	-	8	7	406	545
Impairments	-	-	-	-	1,336	-
Accretion of asset retirement obligation	-	-	8	9	8	9
Administrative	-	-	79	81	79	81
Total Operating Expenses	380	332	95	97	2,696	1,556
Operating Income (Loss)	$(32)	$(38)	$(320)	$(119)	(1,506)	315

Other (Income) Expenses
Interest					97	99
Foreign exchange (gain) loss, net					(25)	30
(Gain) loss on divestitures, net					-	(5)
Other (gains) losses, net					(18)	(1)
Total Other (Income) Expenses					54	123
Net Earnings (Loss) Before Income Tax					(1,560)	192
Income tax expense (recovery)					(39)	43
Net Earnings (Loss)					$(1,521)	$149
(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.

Results of Operations (For the nine months ended September 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		China Operations (1)
	2020	2019	2020	2019	2020	2019

Revenues
Product and service revenues	$1,900	$3,062	$906	$1,222	$-	$37
Gains (losses) on risk management, net	412	128	188	174	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	2,312	3,190	1,094	1,396	-	37

Operating Expenses
Production, mineral and other taxes	115	176	11	11	-	-
Transportation and processing	345	340	614	640	-	-
Operating	364	414	75	96	-	16
Depreciation, depletion and amortization	1,092	1,141	319	287	-	-
Impairments	4,863	-	-	-	-	-
Total Operating Expenses	6,779	2,071	1,019	1,034	-	16
Operating Income (Loss)	$(4,467)	$1,119	$75	$362	$-	$21

	Market Optimization		Corporate & Other		Consolidated
	2020	2019	2020	2019	2020	2019

Revenues
Product and service revenues	$1,113	$870	$-	$-	$3,919	$5,191
Gains (losses) on risk management, net	5	(1)	(18)	(385)	587	(84)
Sublease revenues	-	-	53	54	53	54
Total Revenues	1,118	869	35	(331)	4,559	5,161

Operating Expenses
Production, mineral and other taxes	-	-	-	-	126	187
Transportation and processing	170	168	-	-	1,129	1,148
Operating	15	21	(2)	(2)	452	545
Purchased product	1,039	784	-	-	1,039	784
Depreciation, depletion and amortization	-	-	22	26	1,433	1,454
Impairments	-	-	-	-	4,863	-
Accretion of asset retirement obligation	-	-	26	28	26	28
Administrative	-	-	297	389	297	389
Total Operating Expenses	1,224	973	343	441	9,365	4,535
Operating Income (Loss)	$(106)	$(104)	$(308)	$(772)	(4,806)	626

Other (Income) Expenses
Interest					279	285
Foreign exchange (gain) loss, net					51	(62)
(Gain) loss on divestitures, net					-	(4)
Other (gains) losses, net					(48)	24
Total Other (Income) Expenses					282	243
Net Earnings (Loss) Before Income Tax					(5,088)	383
Income tax expense (recovery)					395	143
Net Earnings (Loss)					$(5,483)	$240
(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended September 30,	2020	2019	2020	2019	2020	2019

Revenues	$1,445	$2,088	$(1,097)	$(1,794)	$348	$294

Operating Expenses
Transportation and processing	148	173	(95)	(111)	53	62
Operating	5	6	-	-	5	6
Purchased product	1,324	1,947	(1,002)	(1,683)	322	264
Operating Income (Loss)	$(32)	$(38)	$-	$-	$(32)	$(38)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the nine months ended September 30,	2020	2019	2020	2019	2020	2019

Revenues	$4,587	$5,459	$(3,469)	$(4,590)	$1,118	$869

Operating Expenses
Transportation and processing	468	465	(298)	(297)	170	168
Operating	15	21	-	-	15	21
Purchased product	4,210	5,078	(3,171)	(4,294)	1,039	784
Operating Income (Loss)	$(106)	$(105)	$-	$1	$(106)	$(104)

Capital Expenditures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

USA Operations	$244	$464	$1,090	$1,682
Canadian Operations	106	99	300	364
Market Optimization	-	2	-	2
Corporate & Other	1	1	3	4
	$351	$566	$1,393	$2,052

Costs Incurred

For the year ended December 31, 2019	United States	Canada	Total

Acquisition Costs (1)
Unproved	$843	$-	$843
Proved	5,963	-	5,963
Total Acquisition Costs	6,806	-	6,806
Exploration Costs	5	-	5
Development Costs	2,129	480	2,609
	$8,940	$480	$9,420

(1)

Acquisition costs were restated and include the non-cash acquisition of the proved and unproved properties of Newfield Exploration Company in conjunction with the business combination described in Note 8.

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019	2020	2019

USA Operations	$1,938	$1,938	$8,857	$13,757	$11,287	$16,613
Canadian Operations	656	673	1,162	1,205	1,966	2,122
Market Optimization	-	-	2	2	231	253
Corporate & Other	-	-	202	227	1,673	2,499
	$2,594	$2,611	$10,223	$15,191	$15,157	$21,487

4.	Revenues from Contracts with Customers

The following tables summarize the Company’s revenues from contracts with customers.

Revenues (For the three months ended September 30)

	USA Operations		Canadian Operations		China Operations (1)
	2020	2019	2020	2019	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$504	$905	$1	$3	$-	$3
NGLs	98	99	139	225	-	-
Natural gas	71	95	172	150	-	-
Service revenues
Gathering and processing	-	(1)	-	2	-	-
Product and Service Revenues	$673	$1,098	$312	$380	$-	$3

	Market Optimization		Corporate & Other		Consolidated
	2020	2019	2020	2019	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$131	$107	$-	$-	$636	$1,018
NGLs	-	2	-	-	237	326
Natural gas	210	181	-	-	453	426
Service revenues
Gathering and processing	-	-	-	-	-	1
Product and Service Revenues	$341	$290	$-	$-	$1,326	$1,771

(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.
(2)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

Revenues (For the nine months ended September 30)

	USA Operations		Canadian Operations		China Operations (1)
	2020	2019	2020	2019	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$1,453	$2,461	$5	$6	$-	$37
NGLs	244	332	406	659	-	-
Natural gas	208	276	501	563	-	-
Service revenues
Gathering and processing	1	2	1	4	-	-
Product and Service Revenues	$1,906	$3,071	$913	$1,232	$-	$37

	Market Optimization		Corporate & Other		Consolidated
	2020	2019	2020	2019	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$500	$205	$-	$-	$1,958	$2,709
NGLs	4	6	-	-	654	997
Natural gas	596	640	-	-	1,305	1,479
Service revenues
Gathering and processing	-	-	-	-	2	6
Product and Service Revenues	$1,100	$851	$-	$-	$3,919	$5,191

(1)	The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019.
(2)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. The Company had no contract asset or liability balances during the periods presented. As at September 30, 2020, receivables and accrued revenues from contracts with customers were $628 million ($1,095 million as at December 31, 2019).

Product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at September 30, 2020.

As at September 30, 2020, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Interest Expense on:
Debt	$91	$93	$262	$268
Finance leases	2	3	7	10
Other	4	3	10	7
	$97	$99	$279	$285

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$(6)	$68	$56	$(117)
Translation of U.S. dollar risk management contracts issued from Canada	(15)	5	1	(13)
Translation of intercompany notes	-	(24)	(27)	119
	(21)	49	30	(11)
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	(2)	(10)	15	(22)
U.S. dollar risk management contracts issued from Canada	(2)	(2)	7	(1)
Intercompany notes	-	(8)	3	(31)
Other Monetary Revaluations	-	1	(4)	3
	$(25)	$30	$51	$(62)

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

7.	Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Current Tax
United States	$4	$1	$3	$3
Canada	(1)	(2)	(1)	-
Total Current Tax Expense (Recovery)	3	(1)	2	3

Deferred Tax
United States	(41)	56	(180)	117
Canada	-	(12)	573	22
Other Countries	(1)	-	-	1
Total Deferred Tax Expense (Recovery)	(42)	44	393	140
Income Tax Expense (Recovery)	$(39)	$43	$395	$143
Effective Tax Rate	2.5%	22.4%	(7.8%)	37.3%

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

Deferred income tax assets are routinely assessed for realizability. During the nine months ended September 30, 2020, the Company determined, after weighing both positive and negative evidence, that a valuation allowance should be recorded to reduce the associated deferred tax assets in the United States and in Canada. The Company continues to be in a cumulative three-year loss position as of September 30, 2020 and is expected to be in a cumulative three-year loss position by the end of the current fiscal year in both the United States and Canada. The cumulative three-year losses, as well as increased uncertainty in the timing as to when the realization of deferred tax assets will occur, is significant negative evidence to overcome, and consequently, it is more likely than not that the deferred tax assets will not be realizable. If it is determined that the deferred tax assets are realizable in the future, a reduction in the valuation allowance will be recorded.

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

Following the U.S. Domestication as described in Note 1, the applicable statutory rate became the U.S. federal income tax rate. The effective tax rate of (7.8) percent for the nine months ended September 30, 2020 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded due to current year losses arising from ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets which was recorded as a discrete item.  See Note 10 for further discussion related to the ceiling test impairments.

The effective tax rate of 37.3 percent for the nine months ended September 30, 2019, was higher than the Canadian statutory tax rate of 26.6 percent primarily due to the re-measurement of the Company’s deferred tax position resulting from the Alberta tax rate reduction.  On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a reduction of the Alberta corporate tax rate from 12 percent to 11 percent effective July 1, 2019, with further one percent rate reductions to take effect every year on January 1 until the general corporate tax rate is eight percent on January 1, 2022. During the nine months ended September 30, 2019, the deferred tax expense of $140 million included an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction.

On June 29, 2020, Alberta announced the previously scheduled rate reduction would be accelerated with the Alberta rate reducing to eight percent effective July 1, 2020. This legislation is not yet enacted and the impact resulting from this announcement is not expected to be material for the Company’s tax position.

8.	Business Combination

Newfield Exploration Company Acquisition

On February 13, 2019, the business combination with Newfield Exploration Company, a Delaware corporation (“Newfield”) was completed pursuant to an Agreement and Plan of Merger with Newfield (the “Merger”). As a result of the Merger, Newfield stockholders received 2.6719 Encana common shares, on a pre-Share Consolidation basis, for each share of Newfield common stock that was issued and outstanding immediately prior to the effective date of the Merger. The Company issued approximately 543.4 million Encana common shares, on a pre-Share Consolidation basis, representing a value of $3.5 billion and paid approximately $5 million in cash in respect of Newfield’s cash-settled incentive awards. Following the acquisition, Newfield’s senior notes totaling $2.45 billion were outstanding. For the nine months ended September 30, 2019, transaction costs of approximately $33 million were included in other (gains) losses, net.

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

Additionally, pro forma earnings were adjusted to exclude transaction-related costs incurred of approximately $71 million and severance payments made to employees which totaled $134 million for the nine months ended September 30, 2019. The pro forma financial information does not include any cost savings or other synergies from the Merger or any estimated costs that have been incurred to integrate the assets. Ovintiv’s consolidated results for the three and nine months ended September 30, 2020 include the results from Newfield.

For the nine months ended September 30 (US$ millions, except per share amounts)	2019

Revenues	$5,440
Net Earnings (Loss)	$376

Net Earnings (Loss) per Share (1)
Basic & Diluted	$1.44

(1)	Net earnings (loss) per share reflect the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

9.	Acquisitions and Divestitures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Acquisitions
USA Operations	$1	$25	$19	$66
Total Acquisitions	1	25	19	66

Divestitures
USA Operations	(36)	(171)	(63)	(177)
Canadian Operations	(3)	-	(6)	-
Total Divestitures	(39)	(171)	(69)	(177)
Net Acquisitions & (Divestitures)	$(38)	$(146)	$(50)	$(111)

Acquisitions

For the nine months ended September 30, 2020, acquisitions in the USA Operations were $19 million, which primarily included property purchases with oil and liquids rich potential. For the nine months ended September 30, 2019, acquisitions in the USA Operations were $66 million which primarily included seismic purchases, water rights and purchases with oil and liquids rich potential.

Divestitures

For the nine months ended September 30, 2020, divestitures in the USA and Canadian Operations were $63 million and $6 million, respectively, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets. For the three and nine months ended September 30, 2019, divestitures in the USA Operations were $171 million and $177 million, respectively, which primarily included the sale of the Company’s Arkoma natural gas assets.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.
10.	Property, Plant and Equipment, Net

	As at September 30, 2020			As at December 31, 2019
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$37,426	$(31,581)	$5,845	$35,870	$(25,623)	$10,247
Unproved properties	2,980	-	2,980	3,491	-	3,491
Other	32	-	32	19	-	19
	40,438	(31,581)	8,857	39,380	(25,623)	13,757

Canadian Operations
Proved properties	15,227	(14,266)	961	15,284	(14,320)	964
Unproved properties	188	-	188	223	-	223
Other	13	-	13	18	-	18
	15,428	(14,266)	1,162	15,525	(14,320)	1,205

Market Optimization	9	(7)	2	9	(7)	2
Corporate & Other	833	(631)	202	914	(687)	227
	$56,708	$(46,485)	$10,223	$55,828	$(40,637)	$15,191

USA and Canadian Operations property, plant and equipment include internal costs directly related to exploration, development and construction activities of $133 million, which have been capitalized during the nine months ended September 30, 2020 (2019 - $171 million).

For the three and nine months ended September 30, 2020, the Company recognized before-tax non-cash ceiling test impairments in the USA Operations of $1,336 million and $4,863 million, respectively (2019 - nil, respectively). The non-cash ceiling test impairments are included with accumulated DD&A in the table above and primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI	Edmonton Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
September 30, 2020	$43.69	$53.93	$1.97	$2.01
December 31, 2019	55.93	68.80	2.58	1.76
September 30, 2019	57.76	67.81	2.87	1.52
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

Finance Lease Arrangements

The Company has two lease arrangements that are accounted for as finance leases, which include an office building and an offshore production platform. As at September 30, 2020, the total carrying value of assets under finance lease was $34 million ($37 million as at December 31, 2019), net of accumulated amortization of $669 million ($677 million as at December 31, 2019). Long-term liabilities for the finance lease arrangements are included in other liabilities and provisions in the Condensed Consolidated Balance Sheet and are disclosed in Note 13.

11.	Leases

The following table outlines the Company’s estimated future sublease income as at September 30, 2020. All subleases are classified as operating leases.

(undiscounted)	2020	2021	2022	2023	2024	Thereafter	Total

Sublease Income	$12	$50	$46	$44	$44	$543	$739

For the three and nine months ended September 30, 2020, operating lease income was $14 million and $40 million, respectively (2019 - $15 million and $41 million, respectively), and variable lease income was $4 million and $13 million, respectively (2019 - $4 million and $13 million, respectively).

12.	Long-Term Debt

	As at	As at
	September 30,	December 31,
	2020	2019

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$1,150	$698
U.S. Unsecured Notes:
3.90% due November 15, 2021	554	600
5.75% due January 30, 2022	605	750
5.625% due July 1, 2024	1,000	1,000
5.375% due January 1, 2026	688	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	488	505
5.15% due November 15, 2041	212	244
Total Principal	7,059	6,859

Increase in Value of Debt Acquired	119	149
Unamortized Debt Discounts and Issuance Costs	(36)	(34)
Total Long-Term Debt	$7,142	$6,974

Current Portion	$-	$-
Long-Term Portion	7,142	6,974
	$7,142	$6,974

During the nine months ended September 30, 2020, the Company repurchased approximately $252 million in principal amount of its senior notes in the open market, which included approximately $46 million in principal amount of its 3.9 percent senior notes due in November 2021, approximately $145 million in principal amount of its 5.75 percent senior notes due in January 2022, approximately $12 million in principal amount of its 5.375 percent senior notes due in January 2026, approximately $17 million in principal amount of its 6.5 percent senior notes due in February 2038 and approximately $32 million in principal amount of its 5.15 percent senior notes due in November 2041.

For the three and nine months ended September 30, 2020, the aggregate cash payments related to note repurchases were $109 million and $224 million, respectively, plus accrued interest, and net gains of approximately $6 million and $28 million, respectively, were recognized in other (gains) losses, net on the Condensed Consolidated Statement of Earnings.

As at September 30, 2020, the Company had outstanding commercial paper of $140 million maturing at various dates with a weighted average interest rate of approximately 0.87 percent. These amounts are supported, and Management expects that they will continue to be supported by revolving credit facilities that have no repayment requirements within the next year and which expire in 2024. As at September 30, 2020, the Company also had $1,010 million drawn on its revolving credit facilities.

As at September 30, 2020, total long-term debt had a carrying value of $7,142 million and a fair value of $6,804 million (as at December 31, 2019 - carrying value of $6,974 million and a fair value of $7,657 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.
13.	Other Liabilities and Provisions

	As at	As at
	September 30,	December 31,
	2020	2019

Finance Lease Obligations	$51	$121
Unrecognized Tax Benefits	155	159
Pensions and Other Post-Employment Benefits	123	119
Long-Term Incentive Costs (See Note 19)	23	38
Other Derivative Contracts (See Notes 21, 22)	9	7
Other	16	20
	$377	$464

14.	Asset Retirement Obligation

	As at	As at
	September 30,	December 31,
	2020	2019

Asset Retirement Obligation, Beginning of Year	$614	$455
Liabilities Incurred	11	15
Liabilities Acquired (See Note 8)	-	184
Liabilities Settled and Divested	(157)	(141)
Change in Estimated Future Cash Outflows	12	47
Accretion Expense	26	37
Foreign Currency Translation	(11)	17
Asset Retirement Obligation, End of Period	$495	$614

Current Portion	$49	$189
Long-Term Portion	446	425
	$495	$614

15.	Share Capital

Authorized

As of January 24, 2020, following the completion of the Reorganization, Ovintiv is authorized to issue 775 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at September 30, 2020		As at December 31, 2019
	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	259.8	$7,061	190.5	$4,656
Shares of Common Stock Purchased	-	-	(39.4)	(1,073)
Shares of Common Stock Issued	-	-	108.7	3,478
Reclassification of Share Capital due to the Reorganization (See Note 1)	-	(7,058)	-	-
Shares of Common Stock Outstanding, End of Period	259.8	$3	259.8	$7,061

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

For the nine months ended September 30, 2019 and the twelve months ended December 31, 2019, the Company purchased the equivalent of approximately 29.9 million post-Share Consolidation shares under the NCIB for total consideration of approximately $1,037 million. Of the amount paid, $816 million was charged to share capital and $221 million was charged to retained earnings.

All purchases were made in accordance with the NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the average carrying amount of the shares, with any excess allocated to retained earnings.

Dividends

During the three months ended September 30, 2020, the Company declared and paid dividends of $0.09375 per share of Ovintiv common stock totaling $24 million. For the three months ended September 30, 2019, the Company declared and paid dividends of $0.09375 per common share on a post-Share Consolidation basis totaling $24 million.

During the nine months ended September 30, 2020, the Company declared and paid dividends of $0.28125 per share of Ovintiv common stock totaling $73 million. For the nine months ended September 30, 2019, the Company declared and paid dividends of $0.28125 per common share on a post-Share Consolidation basis totaling $77 million.

On October 28, 2020, the Board of Directors declared a dividend of $0.09375 per share of Ovintiv common stock payable on December 31, 2020 to stockholders of record as of December 15, 2020.

Earnings Per Share of Common Stock

The following table presents the computation of net earnings (loss) per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ millions, except per share amounts)	2020	2019	2020	2019

Net Earnings (Loss)	$(1,521)	$149	$(5,483)	$240

Number of Shares of Common Stock (1):
Weighted average shares of common stock outstanding - Basic	259.8	264.6	259.8	261.7
Effect of dilutive securities	-	-	-	-
Weighted Average Shares of Common Stock Outstanding - Diluted	259.8	264.6	259.8	261.7

Net Earnings (Loss) per Share of Common Stock (1)
Basic & Diluted	$(5.85)	$0.56	$(21.10)	$0.92

(1)

Net earnings (loss) per share of common stock and weighted average shares of common stock outstanding reflect the Share Consolidation as described in Note 1. Accordingly, the comparative periods have been restated.

Ovintiv Stock Options

Ovintiv has share-based compensation plans that allow employees to purchase shares of common stock of the Company. Option exercise prices are not less than the market value of the shares of common stock on the date the options are granted. All options outstanding as at September 30, 2020 have associated Tandem Stock Appreciation Rights (“TSARs”) attached. In lieu of exercising the option, the associated TSARs give the option holder the right to receive a cash payment equal to the excess of the market price of Ovintiv’s shares of common stock at the time of the exercise over the original grant price. Historically, most holders of options with TSARs have elected to exercise their stock options as a Stock Appreciation Right (“SAR”) in exchange for a cash payment. As a result, outstanding TSARs are not considered potentially dilutive securities.

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

16.	Accumulated Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$957	$1,014	$1,004	$976
Change in Foreign Currency Translation Adjustment	26	(6)	(21)	32
Balance, End of Period	$983	$1,008	$983	$1,008

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$43	$(2)	$42	$22

Other Comprehensive Income Before Reclassifications:
Net prior service costs from plan amendment (See Note 20)	-	-	-	(29)
Income taxes	-	-	-	6

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 20)	(2)	-	(6)	(1)
Income taxes	-	-	1	-
Curtailment in net defined periodic benefit cost (See Note 20)	-	-	5	-
Income taxes	-	-	(1)	-

Balance, End of Period	$41	$(2)	$41	$(2)
Total Accumulated Other Comprehensive Income	$1,024	$1,006	$1,024	$1,006

During the nine months ended September 30, 2019, the Company amended the other post-employment benefits arrangements in conjunction with the integration of the Newfield business acquired. The plan amendment resulted in an increase to pension liabilities with a corresponding loss recognized in other comprehensive income.

17.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at September 30, 2020, VMLP provides approximately 1,213 MMcf/d of natural gas gathering and compression and 932 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from 11 to 25 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure, which represents the potential exposure to Ovintiv in the event the assets under the agreements are deemed worthless, is estimated to be $1,858 million as at September 30, 2020. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 24 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at September 30, 2020, accounts payable and accrued liabilities included $0.6 million related to the take or pay commitment.

18.	Restructuring Charges

In February 2019, in conjunction with the Newfield business combination as described in Note 8, the Company announced workforce reductions to better align staffing levels and organizational structure with the Company’s strategy. During 2019, the Company incurred total restructuring charges of $138 million, before tax, primarily related to severance costs.

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization to better align staffing levels and organizational structure with the Company’s planned activity levels. During the three and nine months ended September 30, 2020, the Company incurred total restructuring charges of $7 million and $88 million, respectively, before tax, primarily related to severance costs, of which $14 million remains accrued as at September 30, 2020. The majority of the remaining amounts accrued are expected to be paid in 2021 and total transition and severance costs are expected to be approximately $93 million before tax.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Severance and Benefits	$6	$4	$86	$132
Outplacement, Moving and Other Expenses	1	-	2	2
Restructuring Expenses	$7	$4	$88	$134

	As at	As at
	September 30,	December 31,
	2020	2019

Outstanding Restructuring Accrual, Beginning of Year	$8	$-
Restructuring Expenses Incurred	88	138
Restructuring Costs Paid	(82)	(130)
Outstanding Restructuring Accrual, End of Period (1)	$14	$8
(1)	Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

19.	Compensation Plans

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

The following weighted average assumptions were used to determine the fair value of the share units outstanding:

	As at September 30, 2020		As at September 30, 2019
	US$ Share Units	C$ Share Units	US$ Share Units	C$ Share Units

Risk Free Interest Rate	0.22%	0.22%	1.58%	1.58%
Dividend Yield	4.60%	4.66%	1.63%	1.64%
Expected Volatility Rate (1)	102.43%	101.65%	44.14%	42.77%
Expected Term	2.5 yrs	2.0 yrs	2.9 yrs	2.6 yrs
Market Share Price (2)	US$8.16	C$10.89	US$23.00	C$30.35
(1)	Volatility was estimated using historical rates.
(2)	Market share price reflects the Share Consolidation as described in Note 1. Accordingly, the comparative period has been restated.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Total Compensation Costs of Transactions Classified as Cash-Settled	$4	$2	$(12)	$46
Less: Total Share-Based Compensation Costs Capitalized	(2)	(1)	3	(16)
Total Share-Based Compensation Expense (Recovery)	$2	$1	$(9)	$30

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$1	$-	$(3)	$12
Administrative	1	1	(6)	18
	$2	$1	$(9)	$30

As at September 30, 2020, the liability for share-based payment transactions totaled $47 million ($78 million as at December 31, 2019), of which $24 million ($40 million as at December 31, 2019) is recognized in accounts payable and accrued liabilities and $23 million ($38 million as at December 31, 2019) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

	As at September 30, 2020	As at December 31, 2019

Liability for Cash-Settled Share-Based Payment Transactions:
Unvested	$42	$65
Vested	5	13
	$47	$78

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

Nine Months Ended September 30, 2020 (thousands of units)

RSUs	6,698
PSUs	2,293
DSUs	65

20.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the nine months ended September 30 as follows:

	Pension Benefits		OPEB		Total
	2020	2019	2020	2019	2020	2019

Net Defined Periodic Benefit Cost	$-	$1	$2	$13	$2	$14
Defined Contribution Plan Expense	24	18	-	-	24	18
Total Benefit Plans Expense	$24	$19	$2	$13	$26	$32

Of the total benefit plans expense, $22 million (2019 - $20 million) was included in operating expense and $5 million (2019 - $6 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $1 million (2019 - losses of $6 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the nine months ended September 30 is as follows:

	Defined Benefits		OPEB		Total
	2020	2019	2020	2019	2020	2019

Service Cost	$-	$1	$3	$7	$3	$8
Interest Cost	4	5	2	3	6	8
Expected Return on Plan Assets	(5)	(5)	-	-	(5)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	1	-	(7)	(1)	(6)	(1)
Curtailment from net prior service costs	-	-	5	-	5	-
Curtailment	-	-	(1)	4	(1)	4
Total Net Defined Periodic Benefit Cost (1)	$-	$1	$2	$13	$2	$14

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

21.	Fair Value Measurements

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

As at September 30, 2020	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$143	$86	$229	$(69)	$160
Long-term assets	-	14	-	14	(8)	6
Foreign Currency Derivatives:
Current assets	-	10	-	10	-	10
Long-term assets	-	2	-	2	-	2

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$2	$129	$3	$134	$(69)	$65
Long-term liabilities	-	158	4	162	(8)	154

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$2	$-	$2	$-	$2
Long-term in other liabilities and provisions	-	9	-	9	-	9

As at December 31, 2019	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$202	$-	$202	$(67)	$135
Long-term assets	-	6	-	6	(4)	2
Foreign Currency Derivatives:
Current assets	-	13	-	13	-	13

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$139	$41	$181	$(67)	$114
Long-term liabilities	-	61	11	72	(4)	68

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$2	$-	$2	$-	$2
Long-term in other liabilities and provisions	-	7	-	7	-	7
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

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

Level 3 Fair Value Measurements

As at September 30, 2020, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options, WTI costless collars and WTI sold payer swaptions with terms to 2021. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The sold payer swaptions give the counterparty the right to extend to 2021 certain 2020 WTI fixed price swaps. The fair values of these contracts are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Nine Months Ended
	September 30,
	2020	2019

Balance, Beginning of Year	$(52)	$139
Total Gains (Losses)	214	24
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	(83)	(49)
Transfers Out of Level 3	-	-
Balance, End of Period	$79	$114
Change in Unrealized Gains (Losses) During the Period Included in Net Earnings (Loss)	$131	$(25)

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at September 30, 2020:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	33% - 62%	42%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $5 million ($8 million as at December 31, 2019) increase or decrease to net risk management assets and liabilities.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2020, the Company has entered into $215 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7451 to C$1, which mature monthly through the remainder of 2020 and $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7289 to C$1, which mature monthly throughout 2021.

Risk Management Positions as at September 30, 2020

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	89.0 Mbbls/d	2020	52.95	$101
WTI Fixed Price	20.0 Mbbls/d	2021	44.08	12
Propane Fixed Price	20.0 Mbbls/d	2020	17.94	(6)
Butane Fixed Price	8.0 Mbbls/d	2020	23.54	(1)
Iso-Butane Fixed Price	3.3 Mbbls/d	2020	24.36	(1)
Ethane Fixed Price	1.0 Mbbls/d	2020	5.25	-

WTI Fixed Price Swaptions (1)	10.0 Mbbls/d	2021	58.00	-

WTI Three-Way Options
Sold call / bought put / sold put	76.0 Mbbls/d	2020	61.46 / 53.36 / 43.36	62
Sold call / bought put / sold put	37.0 Mbbls/d	2021	50.27 / 39.61 / 29.39	8

WTI Costless Collars
Sold call / bought put	15.0 Mbbls/d	2020	68.71 / 50.00	14
Sold call / bought put	15.0 Mbbls/d	2021	45.84 / 35.00	(5)

Basis Contracts (2)		2020		(20)
		2021		(1)

Other Crude Financial Positions				(3)
Crude Oil and NGLs Fair Value Position				160

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	793 MMcf/d	2020	2.65	6
NYMEX Fixed Price	165 MMcf/d	2021	2.51	(24)

Fixed Price Swaptions (3)
NYMEX Fixed Price Swaptions	165 MMcf/d	2022	2.51	(20)

NYMEX Three-Way Options
Sold call / bought put / sold put	330 MMcf/d	2020	2.72 / 2.60 / 2.25	(1)
Sold call / bought put / sold put	730 MMcf/d	2021	3.35 / 2.87 / 2.49	(17)

NYMEX Costless Collars
Sold call / bought put	55 MMcf/d	2020	2.88 / 2.50	-

NYMEX Call Options
Sold call	230 MMcf/d	2020	3.25	-
Sold call	330 MMcf/d	2022	2.38	(54)

Basis Contracts (4)		2020		(13)
		2021		(33)
		2022 - 2025		(56)

Other Financial Positions				1
Natural Gas Fair Value Position				(211)

Net Premiums Received on Unexpired Options				(2)

Other Derivative Contracts
Fair Value Position				(11)

Foreign Currency Contracts
Fair Value Position (5)		2020 - 2021		12
Total Fair Value Position and Net Premiums Received				$(52)

(1)	WTI Fixed Price Swaptions give the counterparty the option to extend certain 2020 Fixed Price swaps to 2021.
(2)	Ovintiv has entered into crude and NGL differential swaps associated with Canadian condensate, Midland, Magellan East Houston, Brent, Mt. Belvieu, Conway and WTI.
(3)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain 2021 Fixed Price swaps to 2022.
(4)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Chicago, Malin, Waha, Houston Ship Channel and NYMEX.
(5)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$89	$122	$605	$301
Foreign Currency Derivatives:
Foreign exchange	2	2	(7)	1
	$91	$124	$598	$302

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(243)	$(41)	$(18)	$(385)
Foreign Currency Derivatives:
Foreign exchange	15	(11)	(1)	26
	$(228)	$(52)	$(19)	$(359)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(154)	$81	$587	$(84)
Foreign Currency Derivatives:
Foreign exchange	17	(9)	(8)	27
	$(137)	$72	$579	$(57)

(1)

Includes realized gains of nil and $2 million for the three and nine months ended September 30, 2020, respectively (2019 - gains of $2 million and $5 million, respectively), related to other derivative contracts.

(2)

Includes unrealized losses of nil and $4 million for the three and nine months ended September 30, 2020, respectively (2019 - losses of nil and $1 million, respectively), related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to September 30

	2020		2019
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(41)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	579	$579	$(57)
Settlement of Other Derivative Contracts	2
Amortization of Option Premiums During the Period	6
Fair Value of Contracts Realized During the Period	(598)	(598)	(302)
Fair Value of Contracts and Net Premiums Received, End of Period	$(52)	$(19)	$(359)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 21 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	September 30,	December 31,
	2020	2019

Risk Management Assets
Current	$170	$148
Long-term	8	2
	178	150

Risk Management Liabilities
Current	65	114
Long-term	154	68
	219	182

Other Derivative Contracts
Current in accounts payable and accrued liabilities	2	2
Long-term in other liabilities and provisions	9	7
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(52)	$(41)

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. As a result of netting provisions, the Company’s maximum exposure to loss under derivative financial instruments due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts, as disclosed in Note 21. As at September 30, 2020, the Company had no significant credit derivatives in place and held no collateral.

As at September 30, 2020, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at September 30, 2020, approximately 97 percent (95 percent as at December 31, 2019) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

As at September 30, 2020, Ovintiv had four counterparties whose net settlement position individually accounted for more than 10 percent of the fair value of the outstanding in-the-money net risk management contracts by counterparty. These counterparties accounted for 23 percent, 15 percent, 12 percent and 12 percent of the fair value of the outstanding in-the-money net risk management contracts. As at December 31, 2019, the Company had six counterparties whose net settlement position accounted for 26 percent, 13 percent, 12 percent, 12 percent, 11 percent and 11 percent of the fair value of the outstanding in-the-money net risk management contracts.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require the Company to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require the Company to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms from one to four years with a fair value recognized of $11 million as at September 30, 2020 ($9 million as at December 31, 2019). The maximum potential amount of undiscounted future payments is $95 million as at September 30, 2020, and is considered unlikely.
23.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating Activities
Accounts receivable and accrued revenues	$78	$61	$289	$178
Accounts payable and accrued liabilities	42	(82)	(212)	(66)
Current portion of operating lease liabilities	(4)	(9)	(10)	52
Income tax receivable and payable	26	(2)	39	(34)
	$142	$(32)	$106	$130

B)	Non-Cash Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 14)	$2	$2	$11	$13
Asset retirement obligation change in estimated future cash outflows (See Note 14)	(10)	-	12	-
Property, plant and equipment accruals	68	(80)	(62)	(33)
Capitalized long-term incentives	2	1	(7)	(31)
Property additions/dispositions (swaps)	212	63	229	66
New ROU operating lease assets and liabilities	(5)	(1)	(6)	(11)
Non-Cash Financing Activities
Common shares issued in conjunction with the Newfield business combination (See Note 8)	$-	$-	$-	$(3,478)

On September 1, 2020, Ovintiv closed an agreement with PetroChina Canada Ltd. (“PCC”) to terminate its joint venture with PCC and transfer the ownership and operation of certain Duvernay shale assets in west-central Alberta. Ovintiv and PCC have agreed to partition the Duvernay acreage and associated infrastructure as each company will independently own and operate their respective interests in the future. For the three and nine months ended September 30, 2020, property additions/dispositions (swaps) includes a $203 million non-cash swap related to the Duvernay partition.

24.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at September 30, 2020:

	Expected Future Payments
(undiscounted)	2020	2021	2022	2023	2024	Thereafter	Total

Transportation and Processing	$173	$675	$644	$541	$433	$2,305	$4,771
Drilling and Field Services	37	12	1	-	-	1	51
Building Leases	3	14	11	7	6	8	49
Total	$213	$701	$656	$548	$439	$2,314	$4,871

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2020 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2019, which are included in Items 8 and 7, respectively, of the 2019 Annual Report on Form 10‑K.

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

Executive Overview

Strategy

Ovintiv is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Ovintiv is committed to growing long-term stockholder value through a combination of profitable growth and generating cash flows. The Company is pursuing the key business objectives of preserving balance sheet strength, maximizing profitability through operational and capital efficiencies, returning capital to stockholders through sustainable dividends, and driving cash flow through a disciplined capital allocation strategy by investing in a limited number of core assets with high margin liquids. In conjunction with Ovintiv’s focus on preserving balance sheet strength, the Company plans to allocate all excess cash flows to reduce long-term debt over the next five quarters.

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

Ovintiv continually reviews and evaluates its strategy and changing market conditions. In 2020, Ovintiv continues to focus on maximizing cash flow generation from high margin, scalable, top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. As at September 30, 2020, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These Core Assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

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

Highlights

In early 2020, the Company revised its capital program for the remainder of the year to focus on production from the Core Assets generating the highest returns and/or with the lowest costs in response to the low commodity price environment resulting from the global coronavirus (“COVID-19”) pandemic, coupled with excess oil production from Saudi Arabia and Russia.

During the first nine months of 2020, the Company focused on executing its reduced 2020 capital plan, generating cash from operating activities and maximizing profitability through operational and capital efficiencies. Lower upstream product revenues in the first nine months of 2020 compared to 2019 resulted from lower average realized prices, excluding the impact of risk management activities, and lower total production volumes. Decreases in average realized liquids and natural gas prices of 38 percent and 12 percent, respectively, were primarily due to lower WTI and NYMEX benchmark prices. Total production volumes decreased by three percent compared to the first nine months of 2019 primarily due to natural declines, reduced capital investment and curtailed production. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

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

•

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization to better align staffing levels and organizational structure with the Company’s planned activity levels. The Company incurred restructuring charges of $88 million and expects total restructuring charges to be approximately $93 million.

•

On September 1, 2020, Ovintiv closed an agreement with PetroChina Canada Ltd. (“PCC”) to terminate its joint venture with PCC and transfer the ownership and operation of certain Duvernay shale assets in west-central Alberta. Ovintiv and PCC have agreed to partition the Duvernay acreage and associated infrastructure as each company will independently own and operate their respective interests in the future. There were no penalties or fees associated with the transaction.

•

On October 13, 2020, Ovintiv announced the start-up of the Pipestone processing facility, a natural gas processing and liquids stabilization plant owned by Keyera Partnership. Under a “fee-for-service” midstream agreement, the facility will provide Ovintiv with additional net processing capacity to support the Company’s condensate-rich Montney development.

Financial Results

Three months ended September 30, 2020

•	Reported net loss of $1,521 million, including a non-cash ceiling test impairment of $1,336 million, before tax, and net losses on risk management in revenues of $154 million, before tax.
•	Generated cash from operating activities of $493 million, Non-GAAP Cash Flow of $398 million and Non‑GAAP Cash Flow Margin of $8.49 per BOE.
•	Paid dividends of $0.09375 per common share totaling $24 million.
•	Repurchased in the open market $115 million in principal amount of the Company’s senior notes resulting in gains of $6 million.

Nine months ended September 30, 2020

•

Reported net loss of $5,483 million, including a non-cash ceiling test impairment of $4,863 million, before tax, net gains on risk management in revenues of $587 million, before tax, restructuring costs of $88 million, before tax, as well as a deferred income tax valuation allowance of $568 million.

•	Generated cash from operating activities of $1,176 million, Non-GAAP Cash Flow of $1,237 million and Non‑GAAP Cash Flow Margin of $8.37 per BOE.
•	Paid dividends of $0.28125 per common share totaling $73 million.
•	Repurchased in the open market $252 million in principal amount of the Company’s senior notes resulting in gains of $28 million.
•

Had $3.1 billion in total liquidity as at September 30, 2020, which included available credit facilities of $3.0 billion, available uncommitted demand lines of $186 million, and cash and cash equivalents of $32 million, net of outstanding commercial paper of $140 million.

•	Reported Net Debt to Adjusted EBITDA of 2.9 times.

Capital Investment

•	Invested $351 million in the third quarter of 2020 and $1,393 million during the first nine months of 2020.
•	Directed $293 million, or 83 percent, of total capital spending to the Core Assets in the third quarter of 2020 and $1,138 million, or 82 percent, during the first nine months of 2020.
•	Focused on highly efficient capital activity and short-cycle high margin and/or low cost projects providing flexibility to respond to fluctuations in commodity prices.

Production

Three months ended September 30, 2020

•

Produced average oil and plant condensate volumes of 186.1 Mbbls/d, which accounted for 69 percent of total liquids production volumes. Average liquids volumes of 269.9 Mbbls/d were 53 percent of total production volumes.

•	Produced average natural gas volumes of 1,442 MMcf/d, which accounted for 47 percent of total production volumes.

Nine months ended September 30, 2020

•

Produced average oil and plant condensate volumes of 199.8 Mbbls/d, which accounted for 70 percent of total liquids production volumes. Average liquids volumes of 286.0 Mbbls/d were 53 percent of total production volumes.

•	Produced average natural gas volumes of 1,520 MMcf/d, which accounted for 47 percent of total production volumes.

Revenues and Operating Expenses

•

Incurred Total Costs in the first nine months of 2020 of $1,740 million, or $11.77 per BOE, a decrease of $181 million or $0.89 per BOE compared to the first nine months of 2019. Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items in the first nine months of 2020 impacting Total Costs include:

o

Lower upstream operating expenses, excluding long-term incentive costs, in the first nine months of 2020 compared to 2019 of $76 million, primarily due to lower activity as a result of the economic downturn and cost saving initiatives including workforce reductions, as well as operating efficiencies achieved in 2020;

o	Lower production, mineral and other taxes, in the first nine months of 2020 compared to 2019 of $61 million, primarily due to lower commodity prices;
o

Lower administrative expenses, excluding long-term incentive costs, restructuring costs and current expected credit losses, in the first nine months of 2020 compared to 2019 of $23 million, primarily due to cost saving initiatives including the 2020 workforce reduction and synergies achieved in 2020; and

o	Lower upstream transportation and processing expenses in the first nine months of 2020 compared to 2019 of $21 million, primarily due to the sale of the Arkoma natural gas assets.
•	Total Operating Expenses in the first nine months of 2020 of $9,365 million increased by $4,830 million, due to the non-cash ceiling test impairments of $4,863 million.

Further detailed analysis on Total Costs items and Total Operating Expenses above can be found in the Results of Operations section of this MD&A.

2020 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices during the remainder of 2020 are expected to reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment. In March 2020, during the midst of the global COVID-19 pandemic, Saudi Arabia and Russia failed to reach an agreement on production cuts, resulting in a price war which intensified the oversupply of oil and contributed to a dramatic decline in oil prices. In April 2020, OPEC and a group of 10 non-OPEC member nations (collectively, “OPEC+”) agreed to cut oil production through April 2022 to address the existing imbalance of global supply and demand, with the deepest cuts in May and June 2020. The production cuts, along with the gradual increases in demand from the reopening of global economies and the steady draw down of excess inventories accumulated during the first half of the year, generally supported stable oil prices in the third quarter of 2020. In July, OPEC+ agreed to extend the production cuts through to December 2020 and plans to meet regularly to discuss the state of global oil supply, demand and inventory levels.

In early 2020, governments worldwide took action to contain the effects of the COVID-19 pandemic by partially closing economies. As a result, global crude oil demand fell significantly while product storage facilities filled up at unprecedented rates with supply materially exceeding demand. As the gap between supply and demand in oil markets grew increasingly pronounced, the oil and gas industry responded by reducing capital spending and implementing market-based supply shut-ins. As global restrictions began to ease in the latter half of the second quarter, demand for oil steadily increased, supporting a modest recovery of oil prices. The modest price recovery has led to a steady increase in oil production over the summer months as operators brought wells back online. However, overall production is expected to remain relatively flat for the remainder of 2020, as crude oil demand is not expected to return to pre-pandemic levels by the end of the year. Certain economic sectors are still restricted and concerns of further lockdowns due to a resurgence of COVID-19 in some countries are impacting oil demand, resulting in a slow recovery.

The re-balancing of global supply and demand, and the commodity price environment is highly dependent on the global containment of the virus, pace of economic recovery, as well as changes to OPEC+ production levels. As a result, oil prices for the remainder of 2020 are expected to fluctuate.

Natural Gas Markets

Natural gas prices are primarily affected by changes in both supply and demand and the effects of seasonal weather. Higher-than-average inventory levels from oversupply in early 2020 and warmer than normal temperatures during the winter months continued to put downward pressure on natural gas prices, which remain volatile in both Canada and the U.S. from demand concerns stemming from the COVID-19 pandemic. Natural gas prices for the remainder of 2020 are expected to be impacted by lower associated natural gas production resulting from declines in North American oil production due to low oil prices, as well as a slow demand recovery and seasonal fluctuations.

Company Outlook

Despite the low commodity price environment experienced in the first half of the year and modest third quarter recovery, Ovintiv is well positioned to deliver on its updated full year capital plan while generating positive cash flows. In response to the rapid decline in crude oil prices witnessed in early 2020, the Company took action to reduce its full year 2020 capital investments by $500 million and suspended its previously issued 2020 guidance. By the end of the second quarter, the Company had ceased operating 16 drilling rigs, and had shut in total production of 32 MBOE/d, which further reduced the Company’s expected 2020 capital investment profile. As of September 30, 2020, the majority of the previously shut-in and curtailed production is now back on-line.

During June 2020, Ovintiv undertook a plan to reduce its workforce to better align staffing levels and organizational structure with the Company’s planned activity levels. The Company continues to exercise discretion and disciplined capital allocation in adjusting its capital spending beyond the fourth quarter as the current demand and price environment evolves.

The Company enters into derivative financial instruments which mitigate price volatility and help sustain revenues, particularly during periods of lower prices. As at October 16, 2020, the Company has hedged approximately 180.0 Mbbls/d, or 87 percent, of expected crude oil and condensate production and 1,178 MMcf/d, or 70 percent, of expected natural gas production for the remainder of the year. Additional information on Ovintiv’s hedging program can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In conjunction with the reduction in capital investment noted above, Ovintiv also announced its plans to reduce costs by $200 million which have been substantially achieved to date.

Capital Investment

During the first nine months of 2020, the Company spent $1,393 million, of which $484 million was directed to Permian, $362 million was directed to Anadarko and $292 million was directed to Montney. Ovintiv reduced its second quarter 2020 capital investment by $500 million and expects capital spending to be primarily allocated to the Core Assets with a focus on maximizing returns from high margin liquids, while suspending capital programs in Eagle Ford, Bakken, Uinta and Duvernay. Ovintiv expects full year 2020 capital investment to be approximately $1.8 billion and plans to fund the remainder of its 2020 capital program using cash from operations. As the Company monitors the global economic environment, Ovintiv will continue to evaluate its capital investment plans.

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

Production

During the first nine months of 2020, average oil and plant condensate production volumes were 199.8 Mbbls/d, or 70 percent of total liquids production volumes. Average liquids production volumes were 286.0 Mbbls/d, or 53 percent of total production volumes, and average natural gas production volumes were 1,520 MMcf/d, or 47 percent of total production volumes. For the fourth quarter of 2020, the Company expects to maintain average oil and plant condensate production volumes of approximately 200 Mbbls/d. Full year production volumes are expected to reflect the Company’s reduced capital investment plans, which are highly dependent on market conditions.

Operating Expenses

In the first quarter of 2020, Ovintiv announced its commitment to reducing full year 2020 costs by $200 million in response to the low commodity price environment. These cost savings primarily include reductions to operating expenses reflected in Total Costs, as well as a reduction to other expenses discussed below. With lower staffing levels as a result of the workforce reduction completed in June 2020 and other Company initiatives, Ovintiv expects to achieve more than $200 million in cost savings.

In the first nine months of 2020, Total Costs was $11.77 per BOE, and is expected to remain relatively flat for the balance of the year as activity levels normalize and cost saving measures continue. Upstream transportation and processing expense was $6.48 per BOE, while upstream operating expense and administrative expense, excluding long-term incentive costs, restructuring costs and current expected credit losses, were $2.98 per BOE and $1.46 per BOE, respectively. Ovintiv expects to continue pursuing innovative ways to reduce upstream operating and administrative expenses and expects efficiency improvements and effective supply chain management to maximize cash flows.

Other Expenses and Impairments

The remaining full year cost savings are expected to include reductions to cash outflows and other expenses, such as interest expense. Following the open market repurchases of $252 million in principal amount of Ovintiv’s fixed rate senior notes, the Company expects to incur lower interest expense of approximately $10 million on an annualized basis on the reduced fixed long-term debt balances.

In conjunction with Ovintiv’s focus on strengthening its liquidity position, the Company plans to allocate all excess cash flows to reduce long-term debt over the next five quarters. Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Liquidity and Capital Resources section of this MD&A, respectively.

If the low oil price environment persists for an extended period of time, Ovintiv may be subject to additional impairments of its oil and natural gas properties and other long-term assets. Additional information on the Company’s ceiling test impairment can be found in the Results of Operations section of this MD&A.

Results of Operations

Selected Financial Information

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019 (1)	2020	2019 (1)

Product and Service Revenues
Upstream product revenues	$980	$1,476	$2,804	$4,315
Market optimization	346	294	1,113	870
Service revenues	-	1	2	6
Total Product and Service Revenues	1,326	1,771	3,919	5,191

Gains (Losses) on Risk Management, Net	(154)	81	587	(84)
Sublease Revenues	18	19	53	54
Total Revenues	1,190	1,871	4,559	5,161

Total Operating Expenses (2)	2,696	1,556	9,365	4,535
Operating Income (Loss)	(1,506)	315	(4,806)	626
Total Other (Income) Expenses	54	123	282	243
Net Earnings (Loss) Before Income Tax	(1,560)	192	(5,088)	383
Income Tax Expense (Recovery)	(39)	43	395	143

Net Earnings (Loss)	$(1,521)	$149	$(5,483)	$240
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

Benchmark Prices

	Three months ended September 30,		Nine months ended September 30,
(average for the period)	2020	2019	2020	2019

Oil & NGLs
WTI ($/bbl)	$40.93	$56.45	$38.32	$57.06
Houston ($/bbl)	41.89	61.14	40.27	62.84
Edmonton Condensate (C$/bbl)	50.00	68.70	47.48	70.21

Natural Gas
NYMEX ($/MMBtu)	$1.98	$2.23	$1.88	$2.67
AECO (C$/Mcf)	2.15	1.04	2.07	1.39
Dawn (C$/MMBtu)	2.42	2.81	2.35	3.26

Production Volumes and Realized Prices

	Three months ended September 30,				Nine months ended September 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2020	2019	2020	2019	2020	2019	2020	2019

Oil (Mbbls/d, $/bbl)
USA Operations	138.5	177.6	$39.41	$55.26	148.7	159.0	$35.51	$56.47
Canadian Operations	0.4	0.7	34.38	58.24	0.6	0.5	29.79	51.55
China Operations (3)	-	0.5	-	60.35	-	2.0	-	66.37
Total	138.9	178.8	39.40	55.29	149.3	161.5	35.49	56.58

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.4	12.6	27.98	41.70	11.1	10.0	25.05	43.93
Canadian Operations	35.8	45.9	36.71	50.73	39.4	42.9	33.69	51.74
Total	47.2	58.5	34.60	48.78	50.5	52.9	31.79	50.26

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	70.2	74.9	10.47	7.48	71.7	64.5	8.52	12.01
Canadian Operations	13.6	17.0	13.16	5.39	14.5	16.3	9.68	10.66
Total	83.8	91.9	10.91	7.09	86.2	80.8	8.72	11.74

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	220.1	265.1	29.59	41.12	231.5	233.5	26.66	43.65
Canadian Operations	49.8	63.6	30.27	38.65	54.5	59.7	27.24	40.52
China Operations (3)	-	0.5	-	60.35	-	2.0	-	66.37
Total	269.9	329.2	29.72	40.67	286.0	295.2	26.77	43.18

Natural Gas (MMcf/d, $/Mcf)
USA Operations	507	617	1.52	1.67	537	535	1.42	1.89
Canadian Operations	935	1,038	1.96	1.54	983	1,027	1.83	1.95
Total	1,442	1,655	1.81	1.59	1,520	1,562	1.69	1.93

Total Production (MBOE/d, $/BOE)
USA Operations	304.6	367.9	23.91	32.43	320.9	322.8	21.60	34.72
Canadian Operations	205.6	236.7	16.22	17.12	218.4	230.8	15.05	19.14
China Operations (3)	-	0.5	-	60.35	-	2.0	-	66.37
Total	510.2	605.1	20.81	26.46	539.3	555.6	18.94	28.36

Production Mix (%)
Oil & Plant Condensate	37	39			37	39
NGLs – Other	16	15			16	14
Total Oil & NGLs	53	54			53	53
Natural Gas	47	46			47	47

Production Change
Year Over Year (%) (4)
Total Oil & NGLs	(18)	84			(3)	85
Natural Gas	(13)	38			(3)	39
Total Production	(16)	60			(3)	60

Core Assets Production
Oil (Mbbls/d)	99.4	118.2			106.2	106.9
NGLs – Plant Condensate (Mbbls/d)	41.5	48.6			44.5	44.7
NGLs – Other (Mbbls/d)	75.0	80.2			76.8	70.5
Total Oil & NGLs (Mbbls/d)	215.9	247.0			227.5	222.1
Natural Gas (MMcf/d)	1,291	1,416			1,362	1,325
Total Production (MBOE/d)	431.1	482.8			454.6	442.9
% of Total Production	84	80			84	80
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)

The Company terminated its production sharing contract with China National Offshore Oil Corporation (“CNOOC”) and exited its China Operations effective July 31, 2019. Production from China Operations is presented for the period from February 14, 2019 through July 31, 2019.

(4)	Includes production impacts from acquisitions and divestitures.

Upstream Product Revenues

	Three months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2019 Upstream Product Revenues (1)	$909	$262	$60	$243	$1,474
Increase (decrease) due to:
Sales prices	(203)	(59)	29	29	(204)
Production volumes	(203)	(52)	(5)	(31)	(291)
2020 Upstream Product Revenues	$503	$151	$84	$241	$979

	Nine months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2019 Upstream Product Revenues (1)	$2,495	$726	$258	$824	$4,303
Increase (decrease) due to:
Sales prices	(850)	(251)	(72)	(99)	(1,272)
Production volumes	(193)	(34)	19	(20)	(228)
2020 Upstream Product Revenues	$1,452	$441	$205	$705	$2,803
(1)

Revenues for the third quarter and the first nine months of 2020 exclude certain other revenue and royalty adjustments with no associated production volumes of $1 million and $1 million, respectively (2019 - $2 million and $12 million, respectively).

Oil Revenues

Three months ended September 30, 2020 versus September 30, 2019

Oil revenues decreased $406 million compared to the third quarter of 2019 primarily due to:

•

Lower average realized oil prices of $15.89 per bbl, or 29 percent, decreased revenues by $203 million. The decrease reflected lower Houston and WTI benchmark prices which were down 31 percent and 27 percent, respectively, and weakening regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 39.9 Mbbls/d decreased revenues by $203 million. Lower volumes were primarily due to natural declines in USA Operations, reduced drilling operations in Core Assets and suspended capital spending in Other Upstream Operations (37.2 Mbbls/d).

Nine months ended September 30, 2020 versus September 30, 2019

Oil revenues decreased $1,043 million compared to the first nine months of 2019 primarily due to:

•

Lower average realized oil prices of $21.09 per bbl, or 37 percent, decreased revenues by $850 million. The decrease reflected lower Houston and WTI benchmark prices which were down 36 percent and 33 percent, respectively, and weakening regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 12.2 Mbbls/d decreased revenues by $193 million. Lower volumes were primarily due to natural declines in Eagle Ford, Anadarko and Uinta (17.5 Mbbls/d), production shut-ins due to the economic downturn (3.7 Mbbls/d) and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 (2.0 Mbbls/d), partially offset by the Newfield acquisition in 2019 (11.6 Mbbls/d).

NGL Revenues

Three months ended September 30, 2020 versus September 30, 2019

NGL revenues decreased $87 million compared to the third quarter of 2019 primarily due to:

•

Lower average realized plant condensate prices of $14.18 per bbl, or 29 percent, decreased revenues by $59 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were both down 27 percent;

•

Lower average plant condensate production volumes of 11.3 Mbbls/d decreased revenues by $52 million. Lower volumes were primarily due to natural declines in the Canadian Operations and Anadarko (9.7 Mbbls/d) and third-party plant downtime in Montney (1.4 Mbbls/d);

•

Lower average other NGL production volumes of 8.1 Mbbls/d decreased revenues by $5 million. Lower volumes were primarily due to natural declines in Anadarko, Montney, Eagle Ford and Duvernay (9.2 Mbbls/d); and

•

Higher average realized other NGL prices of $3.82 per bbl, or 54 percent, increased revenues by $29 million reflecting higher other NGL benchmark prices primarily in the USA Operations and higher regional pricing.

Nine months ended September 30, 2020 versus September 30, 2019

NGL revenues decreased $338 million compared to the first nine months of 2019 primarily due to:

•

Lower average realized plant condensate prices of $18.47 per bbl, or 37 percent, decreased revenues by $251 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were down 33 percent and 32 percent, respectively, as well as declines in regional pricing relative to the WTI and Edmonton Condensate benchmark prices;

•

Lower average realized other NGL prices of $3.02 per bbl, or 26 percent, decreased revenues by $72 million reflecting lower other NGL benchmark prices primarily in the USA Operations and lower regional pricing;

•	Lower average plant condensate production volumes of 2.4 Mbbls/d decreased revenues by $34 million. Lower volumes were primarily due to natural declines in the Canadian Operations (2.8 Mbbls/d); and
•	Higher average other NGL production volumes of 5.4 Mbbls/d increased revenues by $19 million. Higher volumes were primarily due to the Newfield acquisition in 2019 (5.7 Mbbls/d).

Natural Gas Revenues

Three months ended September 30, 2020 versus September 30, 2019

Natural gas revenues decreased $2 million compared to the third quarter of 2019 primarily due to:

•

Lower average natural gas production volumes of 213 MMcf/d decreased revenues by $31 million primarily due to natural declines in Montney, Anadarko, Duvernay and Eagle Ford (135 MMcf/d), the sale of the Arkoma natural gas assets in the third quarter of 2019 (48 MMcf/d) and third-party plant downtime in Montney (38 MMcf/d); and

•

Higher average realized natural gas prices of $0.22 per Mcf, or 14 percent, increased revenues by $29 million. The increase reflected a higher AECO benchmark price which was up 107 percent, partially offset by lower Dawn and NYMEX benchmark prices which were down 14 percent and 11 percent, respectively.

Nine months ended September 30, 2020 versus September 30, 2019

Natural gas revenues decreased $119 million compared to the first nine months of 2019 primarily due to:

•

Lower average realized natural gas prices of $0.24 per Mcf, or 12 percent, decreased revenues by $99 million. The decrease reflected lower NYMEX and Dawn benchmark prices which were down 30 percent and 28 percent, respectively, partially offset by a higher AECO benchmark price which was up 49 percent; and

•

Lower average natural gas production volumes of 42 MMcf/d decreased revenues by $20 million primarily due to natural declines in Montney, Duvernay and Eagle Ford (56 MMcf/d), the sale of the Arkoma natural gas assets in the third quarter of 2019 (47 MMcf/d), increased third-party plant downtime in Montney (11 MMcf/d) and production shut-ins due to the economic downturn (11 MMcf/d), partially offset by the Newfield acquisition in 2019 (60 MMcf/d), and a successful drilling program in Permian (22 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Additional information on the Company’s commodity price positions as at September 30, 2020 can be found in Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019	2020	2019

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$26	$10	$331	$56
NGLs - Plant Condensate	23	9	105	24
NGLs - Other	(7)	28	5	61
Natural Gas	45	73	157	156
Other (2)	2	2	7	4
Total	89	122	605	301

Unrealized Gains (Losses) on Risk Management	(243)	(41)	(18)	(385)
Total Gains (Losses) on Risk Management, Net	$(154)	$81	$587	$(84)

	Three months ended September 30,		Nine months ended September 30,
(Per-unit)	2020	2019	2020	2019

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$1.99	$0.63	$8.09	$1.27
NGLs - Plant Condensate ($/bbl)	$5.39	$1.77	$7.62	$1.66
NGLs - Other ($/bbl)	$(0.92)	$3.28	$0.20	$2.76
Natural Gas ($/Mcf)	$0.34	$0.48	$0.38	$0.37
Total ($/BOE)	$1.85	$2.17	$4.04	$1.96
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019	2020	2019

Market Optimization	$346	$294	$1,113	$870

Three months ended September 30, 2020 versus September 30, 2019

Market Optimization product revenues increased $52 million compared to the third quarter of 2019 primarily due to:

•

Higher sales of third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($45 million) and higher sales of third-party purchased natural gas volumes primarily relating to long-term marketing arrangements for assets divested in prior years ($38 million);

partially offset by:

•	Lower oil and NYMEX benchmark prices, as well as lower regional natural gas pricing ($31 million).

Nine months ended September 30, 2020 versus September 30, 2019

Market Optimization product revenues increased $243 million compared to the first nine months of 2019 primarily due to:

•

Higher sales of third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($600 million) and higher sales of third-party purchased natural gas volumes primarily relating to long-term marketing arrangements for assets divested in prior years ($96 million);

partially offset by:

•	Lower oil and NYMEX benchmark prices, as well as lower regional natural gas pricing ($453 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019	2020	2019

USA Operations	$43	$63	$115	$176
Canadian Operations	4	3	11	11
Total	$47	$66	$126	$187

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2020	2019	2020	2019

USA Operations	$1.54	$1.85	$1.31	$1.99
Canadian Operations	$0.18	$0.15	$0.18	$0.18
Production, Mineral and Other Taxes	$0.99	$1.18	$0.85	$1.23

Three months ended September 30, 2020 versus September 30, 2019

Production, mineral and other taxes decreased $19 million compared to the third quarter of 2019 primarily due to:

•	Lower production tax in USA Operations due to lower commodity prices and oil production volumes ($20 million).

Nine months ended September 30, 2020 versus September 30, 2019

Production, mineral and other taxes decreased $61 million compared to the first nine months of 2019 primarily due to:

•

Lower production tax in USA Operations due to lower commodity prices ($58 million), as well as the sale of the Arkoma natural gas assets and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 ($2 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019	2020	2019

USA Operations	$109	$125	$345	$340
Canadian Operations	203	211	614	640
Upstream Transportation and Processing	312	336	959	980

Market Optimization	53	62	170	168
Total	$365	$398	$1,129	$1,148

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2020	2019	2020	2019

USA Operations	$3.85	$3.72	$3.92	$3.86
Canadian Operations	$10.71	$9.68	$10.24	$10.15
Upstream Transportation and Processing	$6.62	$6.05	$6.48	$6.46

Three months ended September 30, 2020 versus September 30, 2019

Transportation and processing expense decreased $33 million compared to the third quarter of 2019 primarily due to:

•

Lower production volumes, the sale of the Arkoma natural gas assets in the third quarter of 2019, the expiration of certain transportation contracts relating to decommissioned and previously divested assets, and lower U.S/Canadian dollar exchange rate;

partially offset by:

•	Higher costs relating to the diversification of the Company’s downstream markets.

Nine months ended September 30, 2020 versus September 30, 2019

Transportation and processing expense decreased $19 million compared to the first nine months of 2019 primarily due to:

•

The sale of the Arkoma natural gas assets in the third quarter of 2019, the expiration of certain transportation contracts relating to decommissioned and previously divested assets, lower U.S/Canadian dollar exchange rate and lower flow-through operating costs due to a third-party plant turnaround in Montney in 2019;

partially offset by:

•

Higher costs from increased production volumes relating to the Newfield acquisition in 2019, rate escalation in certain transportation contracts due to previously divested assets, higher costs relating to the diversification of the Company’s downstream markets and higher downstream transportation costs in Montney due to third-party adjustments.

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which the Company has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019	2020	2019

USA Operations	$104	$151	$364	$414
Canadian Operations	24	32	75	96
China Operations (1)	-	4	-	16
Upstream Operating Expense	128	187	439	526

Market Optimization	5	6	15	21
Corporate & Other	-	-	(2)	(2)
Total	$133	$193	$452	$545

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2020	2019	2020	2019

USA Operations	$3.73	$4.48	$4.14	$4.70
Canadian Operations	$1.22	$1.45	$1.23	$1.51
China Operations (1)	$-	$66.11	$-	$27.53
Upstream Operating Expense (2)	$2.72	$3.35	$2.96	$3.46
(1)

The Company terminated its production sharing contract with CNOOC and exited its China Operations effective July 31, 2019. Upstream Operating Expense from China Operations is presented for the period from February 14, 2019 through July 31, 2019.

(2)

Upstream Operating Expense per BOE for the third quarter and first nine months of 2020 includes long-term incentive costs of $0.03/BOE and a recovery of long-term incentive costs of $0.02/BOE, respectively (2019 – long-term incentive costs of $0.01/BOE and $0.06/BOE, respectively).

Three months ended September 30, 2020 versus September 30, 2019

Operating expense decreased $60 million compared to the third quarter of 2019 primarily due to:

•

Decreased activity mainly as a result of the economic downturn and cost saving initiatives ($46 million), lower salaries and benefits due to decreased headcount ($18 million), as well as the sale of the Arkoma natural gas assets and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 ($7 million);

partially offset by:

•	Lower capitalization of overhead costs ($19 million).

Nine months ended September 30, 2020 versus September 30, 2019

Operating expense decreased $93 million compared to the first nine months of 2019 primarily due to:

•

Decreased activity mainly as a result of the economic downturn and cost saving initiatives ($80 million), the sale of the Arkoma natural gas assets and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 ($27 million), lower salaries and benefits due to decreased headcount ($18 million), as well as a recovery of long-term incentive costs resulting from a decrease in the Company’s share price in the first nine months of 2020 compared to long-term incentive costs resulting from an increase in the share price in the first nine months of 2019 ($15 million);

partially offset by:

•	Lower capitalization of overhead costs ($40 million) and the Newfield acquisition in 2019 ($11 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019	2020	2019

Market Optimization	$322	$264	$1,039	$784

Three months ended September 30, 2020 versus September 30, 2019

Purchased product expense increased $58 million compared to the third quarter of 2019 primarily due to:

•

Higher third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($45 million) and higher third-party purchased natural gas volumes primarily relating to long-term marketing arrangements for assets divested in prior years ($32 million);

partially offset by:

•	Lower oil and NYMEX benchmark prices, as well as lower regional natural gas pricing ($19 million).

Nine months ended September 30, 2020 versus September 30, 2019

Purchased product expense increased $255 million compared to the first nine months of 2019 primarily due to:

•

Higher third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($600 million) and higher third-party purchased natural gas volumes primarily relating to long-term marketing arrangements for assets divested in prior years ($86 million);

partially offset by:

•	Lower oil and NYMEX benchmark prices, as well as lower regional natural gas pricing ($431 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019	2020	2019

USA Operations	$299	$438	$1,092	$1,141
Canadian Operations	99	100	319	287
Upstream DD&A	398	538	1,411	1,428

Corporate & Other	8	7	22	26
Total	$406	$545	$1,433	$1,454

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2020	2019	2020	2019

USA Operations	$10.66	$12.93	$12.42	$12.95
Canadian Operations	$5.23	$4.61	$5.31	$4.56
Upstream DD&A	$8.47	$9.67	$9.54	$9.45

Three months ended September 30, 2020 versus September 30, 2019

DD&A decreased $139 million compared to the third quarter of 2019 primarily due to:

•

Lower production volumes and depletion rates in the USA Operations ($75 million and $64 million, respectively) and lower production volumes in the Canadian Operations ($13 million), partially offset by higher depletion rates in the Canadian Operations ($13 million).

The depletion rate in the USA Operations decreased $2.27 per BOE, compared to the third quarter of 2019 primarily due to the ceiling test impairments recognized in the second quarter of 2020. The depletion rate in the Canadian Operations increased $0.62 per BOE, compared to the third quarter of 2019 primarily due to a higher depletable base.

Nine months ended September 30, 2020 versus September 30, 2019

DD&A decreased $21 million compared to the first nine months of 2019 primarily due to:

•

Lower depletion rates in the USA Operations ($46 million), lower production volumes in the Canadian Operations ($14 million), and lower U.S/Canadian dollar exchange rate ($5 million), partially offset by higher depletion rates in the Canadian Operations ($51 million).

The depletion rate in the USA Operations decreased $0.53 per BOE, compared to the first nine months of 2019 primarily due to the ceiling test impairments recognized in the second quarter of 2020. The depletion rate in the Canadian Operations increased $0.75 per BOE, compared to 2019 primarily due to a higher depletable base.

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

In the third quarter and first nine months of 2020, the Company recognized a before-tax non-cash ceiling test impairment of $1,336 million and $4,863 million, respectively, in the USA Operations. The non-cash ceiling test impairments primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
September 30, 2020	43.69	53.93	1.97	2.01
December 31, 2019	55.93	68.80	2.58	1.76
September 30, 2019	57.76	67.81	2.87	1.52
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

Due to the low commodity price environment, further declines in the 12-month average trailing prices are expected and could reduce proved reserves volumes and values and result in the recognition of future ceiling test impairments. However, future ceiling test impairments are difficult to reasonably predict and depend on commodity prices, as well as changes to reserves estimates, future development costs, capitalized costs, unproved property costs transferred to the depletable base of the full cost pool, as well as proceeds received from upstream divestitures which are generally deducted from the Company’s capitalized costs and can reduce the likelihood of ceiling test impairments.

The Company has calculated the estimated effects that certain price changes would have had on its ceiling test impairment for the nine months ended September 30, 2020. Using commodity futures prices as at September 30, 2020, for the three months ending December 31, 2020, the estimated 12-month average trailing prices for the period ended September 30, 2020 would have been $39.55 per bbl for WTI, C$49.02 per bbl for Edmonton Condensate, $1.91 per MMBtu for Henry Hub and C$2.05 per MMBtu for AECO. Based on these estimated prices, while holding all other inputs and assumptions constant, an additional before-tax ceiling test impairment of approximately $1.3 billion for the USA Operations would have been recognized for the nine months ended September 30, 2020. If a low commodity price environment is sustained during the remainder of 2020, further ceiling test impairments and related allowances on deferred tax assets may be recognized.

The additional estimated before-tax ceiling test impairment is partly a result of an eight percent decrease in proved undeveloped reserves for the USA Operations as certain locations would not be economic at these revised estimated prices. This estimate strictly isolates the potential impact of commodity prices on the Company’s proved reserves volumes and values. If the low commodity price environment continues, further negative price related reserve revisions during the remainder of 2020 and in 2021 may occur, the magnitude of which could be significant.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019	2020	2019

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs and Current Expected Credit Losses	$72	$76	$214	$237
Long-term incentive costs	1	1	(6)	18
Restructuring costs	7	4	88	134
Current expected credit losses (1)	(1)	-	1	-
Total Administrative	$79	$81	$297	$389

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2020	2019	2020	2019

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs and Current Expected Credit Losses	$1.55	$1.38	$1.46	$1.57
Long-term incentive costs	0.02	0.01	(0.04)	0.12
Restructuring costs	0.14	0.07	0.59	0.88
Current expected credit losses (1)	(0.03)	-	-	-
Total Administrative	$1.68	$1.46	$2.01	$2.57
(1)

On January 1, 2020, Ovintiv adopted ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” under Topic 326. Further details on the adoption of ASU 2016-13 can be found in Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended September 30, 2020 versus September 30, 2019

Administrative expense in the third quarter of 2020 decreased $2 million compared to the third quarter of 2019 primarily due to lower salaries and benefits due to decreased headcount ($2 million) and lower non-recurring administrative expenses related to the Newfield acquisition in 2019 ($2 million), partially offset by higher restructuring costs incurred in 2020 ($3 million).

Nine months ended September 30, 2020 versus September 30, 2019

Administrative expense in the first nine months of 2020 decreased $92 million compared to the first nine months of 2019 primarily due to lower restructuring costs incurred in 2020 ($46 million) and a recovery of long-term incentive costs resulting from a decrease in the Company’s share price in the first nine months of 2020 compared to long-term incentive costs resulting from an increase in the share price in the first nine months of 2019 ($24 million), lower non-recurring integration and administrative expenses relating to the Newfield acquisition in 2019 ($10 million) and lower salaries and benefits ($8 million).

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

Other (Income) Expenses

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019	2020	2019

Interest	$97	$99	$279	$285
Foreign exchange (gain) loss, net	(25)	30	51	(62)
(Gain) loss on divestitures, net	-	(5)	-	(4)
Other (gains) losses, net	(18)	(1)	(48)	24
Total Other (Income) Expenses	$54	$123	$282	$243

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended September 30, 2020 versus September 30, 2019

Interest expense decreased $2 million compared to the third quarter of 2019 primarily due to:

•	Interest savings related to open market repurchases in 2020 ($3 million).

Nine months ended September 30, 2020 versus September 30, 2019

Interest expense decreased $6 million compared to the first nine months of 2019 primarily due to:

•

Lower interest expense resulting from the repayment of the Company’s $500 million senior note in the second quarter of 2019 ($13 million) and interest savings related to open market repurchases in 2020 ($9 million);

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

Three months ended September 30, 2020 versus September 30, 2019

Net foreign exchange gain of $25 million compared to a loss of $30 million in the third quarter of 2019 primarily due to:

•

Unrealized foreign exchange gains on the translation of U.S. dollar financing debt issued and risk management contracts issued from Canada compared to losses in 2019 ($74 million and $20 million, respectively);

partially offset by:

•

Lower unrealized foreign exchange gains on the translation of intercompany notes ($24 million) and realized foreign exchange losses on the settlement of U.S. dollar financing debt issued from Canada and intercompany notes compared to 2019 ($8 million and $8 million, respectively).

Nine months ended September 30, 2020 versus September 30, 2019

Net foreign exchange loss of $51 million compared to a gain of $62 million in the first nine months of 2019 was primarily due to:

•

Unrealized foreign exchange losses on the translation of U.S. dollar financing debt and risk management contracts issued from Canada compared to gains in 2019 ($173 million and $14 million, respectively) and realized foreign exchange losses on the settlement of U.S. dollar financing debt issued from Canada and intercompany notes compared to gains in 2019 ($37 million and $34 million, respectively);

partially offset by:

•	Unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2019 ($146 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, transaction costs relating to acquisitions, reclamation charges relating to decommissioned assets, gains on debt repurchases, government stimulus programs and adjustments related to other assets.

Other gains in the third quarter and first nine months of 2020 primarily includes gains of $6 million and $28 million, respectively, relating to the repurchase of the Company’s fixed long-term debt on the open market as discussed in the Liquidity and Capital Resources section of this MD&A.

Other losses in the first nine months of 2019 primarily included legal fees and transaction costs related to the Newfield acquisition of $33 million, partially offset by interest income on short-term investments of $9 million.

Income Tax

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2020	2019	2020	2019

Current Income Tax Expense (Recovery)	$3	$(1)	$2	$3
Deferred Income Tax Expense (Recovery)	(42)	44	393	140
Income Tax Expense (Recovery)	$(39)	$43	$395	$143

Effective Tax Rate	2.5%	22.4%	(7.8%)	37.3%

Income Tax Expense (Recovery)

Three months ended September 30, 2020 versus September 30, 2019

In the third quarter of 2020, Ovintiv recorded an income tax recovery of $39 million compared to an income tax expense of $43 million in 2019, primarily due to the tax benefit resulting from current year losses arising from non-cash ceiling test impairments and a lower effective tax rate due to the related valuation allowance discussed below.

Nine months ended September 30, 2020 versus September 30, 2019

In the first nine months of 2020, income tax expense increased $252 million compared to 2019, which included an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets, which was recorded as a discrete item in the second quarter of 2020, partially offset by the tax benefit resulting from current year losses arising from non-cash ceiling test impairments and a lower effective tax rate due to the current year valuation allowance discussed below.

Deferred income tax assets are routinely assessed for realizability. During the nine months ended September 30, 2020, the Company determined, after weighing both positive and negative evidence, that a valuation allowance should be recorded to reduce the associated deferred tax assets in the United States and in Canada. The Company continues to be in a cumulative three-year loss position as of September 30, 2020 and is expected be in a cumulative three-year loss position by the end of the current fiscal year in both the United States and Canada. The cumulative losses, as well as increased uncertainty in the timing as to when the realization of deferred tax assets will occur, is significant negative evidence to overcome, and consequently, it is more likely than not that the deferred tax assets will not be realizable. If it is determined that the deferred tax assets are realizable in the future, a reduction in the valuation allowance will be recorded. Additional information on the determination of the valuation allowance can be found in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As part of the U.S. Domestication, Ovintiv recognized a capital loss and recorded a deferred income tax benefit in the amount of $1.2 billion for Canadian income tax purposes due to the decline in the Company’s share value compared to the historical tax basis of its properties that were transferred as part of the U.S. Domestication. Ovintiv assessed the realizability of these capital losses against capital gains and concluded that it is more likely than not that the deferred tax asset will not be realizable. Therefore, Ovintiv has recorded a corresponding valuation allowance against the deferred tax asset.  If it is determined the capital loss can be utilized at a future date, a reduction in the valuation allowance will be recorded.

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

Following the U.S. Domestication as described in the Highlights section of this MD&A, the applicable statutory rate became the U.S. federal income tax rate. The Company’s effective tax rate was 2.5 percent for the third quarter and (7.8) percent for the first nine months of 2020, which are lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded due to current year losses arising from ceiling test impairments, and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets, which was recorded as a discrete item.

The effective tax rate of 37.3 percent for the nine months ended September 30, 2019, was higher than the Canadian statutory tax rate of 26.6 percent primarily due to the re-measurement of the Company’s deferred tax position resulting from the Alberta tax rate reduction.  On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a reduction of the Alberta corporate tax rate from 12 percent to 11 percent effective July 1, 2019, with further one percent rate reductions to take effect every year on January 1 until the general corporate tax rate is eight percent on January 1, 2022. During the nine months ended September 30, 2019, the deferred tax expense of $140 million included an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction.

On June 29, 2020, Alberta announced the previously scheduled rate reduction will be accelerated with the Alberta rate reducing to eight percent effective July 1, 2020. This legislation is not yet enacted and the impact is not expected to be material for the Company’s tax position.

The Company continues to evaluate the various stimulus and fiscal measures announced in the U.S. and Canada in response to the COVID-19 pandemic. The tax impact of these measures is reflected in the Company’s tax and financial position.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations or to manage its capital structure as discussed below. At September 30, 2020, $19 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

	As at September 30,
($ millions, except as indicated)	2020	2019

Cash and Cash Equivalents	$32	$138
Available Credit Facilities (1)	2,990	4,000
Available Uncommitted Demand Lines (2)	186	174
Issuance of U.S. Commercial Paper	(140)	(740)
Total Liquidity	$3,068	$3,572

Long-Term Debt, including current portion (3)	$7,142	$7,024
Total Shareholders’ Equity (4)	$4,352	$9,921

Debt to Capitalization (%) (5)	62	41
Debt to Adjusted Capitalization (%) (6)	37	28
(1)

Includes available credit facilities of $1.77 billion (2019 - $1.5 billion) in the U.S. and $1.22 billion (2019 - $2.5 billion) in Canada as at September 30, 2020 (collectively, the “Credit Facilities”).

(2)	Includes three uncommitted demand lines totaling $325 million, net of $139 million in related undrawn letters of credit (2019 - $327 million and $153 million, respectively).
(3)	Long-Term Debt as at September 30, 2020, includes outstanding U.S. CP totaling $140 million and $1.01 billion drawn on the Credit Facilities.
(4)	Shareholders’ Equity reflects the common shares purchased, for cancellation, under the Company’s 2019 NCIB and substantial issuer bid programs.
(5)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(6)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $4.0 billion, which include a $2.5 billion revolving credit facility for Ovintiv Inc. and a $1.5 billion revolving credit facility for a Canadian subsidiary, both maturing in July 2024. The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital program. At September 30, 2020, $730 million and $280 million were outstanding under the revolving credit facility for Ovintiv Inc. and for the Canadian subsidiary, respectively.

During the first nine months of 2020, Ovintiv’s credit rating was downgraded to below investment grade by one of its credit rating agencies following updates to commodity price assumptions used by the rating agency. As a result of the downgrade, the cost of short-term borrowing on the revolving credit facility for Ovintiv Inc. has increased marginally. Ovintiv continues to have full access to its Credit Facilities and the credit rating downgrade has not impacted the Company’s ability to fund its operations or capital program. While Ovintiv currently has both investment and non-investment grade credit ratings, further reductions in the Company’s credit ratings could increase the cost of short-term borrowings on the existing Credit Facilities or other sources of liquidity and limit access to the Company’s commercial paper program. A prolonged period of low commodity prices and the global impact of the COVID-19 pandemic could affect the Company’s credit ratings in the future.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at September

30, 2020, the Company had approximately $140 million of commercial paper outstanding under its U.S. CP programs with an average remaining term of approximately 29 days and a weighted average interest rate of approximately 0.87 percent, which is supported by the Company’s Credit Facilities. As a result of the Company’s recent credit rating downgrade, the Company’s access to commercial paper is limited. If future access to the U.S. CP programs is unavailable when the outstanding commercial paper comes due, the Company intends to repay any maturing balances using advances from the Company’s Credit Facilities or available cash on hand.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $3.1 billion. At September 30, 2020, Ovintiv also had approximately $140 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities. Further downgrades in the Company’s credit ratings could trigger additional collateral requirements to support existing agreements and such amounts could be material.

In the first nine months of 2020, Ovintiv filed a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At September 30, 2020, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the U.S. shelf registration statement or Canadian shelf prospectus is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at September 30, 2020, the Company’s Debt to Adjusted Capitalization was 37 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Ovintiv does not expect the current COVID-19 pandemic to impact the Company’s ability to remain in compliance with its financial covenants under the Credit Facilities. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2019 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the third quarter and first nine months of 2020, Ovintiv primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended September 30,		Nine months ended September 30,
($ millions)	Activity Type	2020	2019	2020	2019

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$493	$756	$1,176	$2,191
Proceeds from divestitures	Investing	39	171	69	177
Corporate acquisition, net of cash and restricted cash acquired	Investing	-	-	-	94
Net issuance of revolving long-term debt	Financing	-	-	452	740
Other	Investing	68	-	-	-
		600	927	1,697	3,202

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	351	566	1,393	2,052
Acquisitions	Investing	1	25	19	66
Net repayment of revolving long-term debt	Financing	100	21	-	-
Repayment of long-term debt (1)	Financing	109	-	224	500
Purchase of shares of common stock	Financing	-	213	-	1,250
Dividends on shares of common stock	Financing	24	24	73	77
Other	Investing/Financing	23	164	141	181
		608	1,013	1,850	4,126
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		1	-	(5)	4
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(7)	$(86)	$(158)	$(920)
(1)	Includes open market repurchases.

Operating Activities

Cash from operating activities in the third quarter and first nine months of 2020 was $493 million and $1,176 million, respectively, and was primarily a reflection of the impacts from lower average realized commodity prices, partially offset by the Newfield acquisition in 2019, the effects of the commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 23 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the third quarter and first nine months of 2020 was $398 million and $1,237 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended September 30, 2020 versus September 30, 2019

Net cash from operating activities decreased $263 million compared to the third quarter of 2019 primarily due to:

•

Lower production volumes ($291 million), lower realized commodity prices ($204 million), lower realized gains on risk management in revenues ($33 million) and higher decommissioning payments primarily related to Deep Panuke ($25 million);

partially offset by:

•

Changes in non-cash working capital ($174 million), lower operating expense, excluding non-cash long-term incentive costs ($60 million), lower transportation and processing expense ($33 million), and lower production, mineral and other taxes ($19 million).

Nine months ended September 30, 2020 versus September 30, 2019

Net cash from operating activities decreased $1,015 million compared to the first nine months of 2019 primarily due to:

•

Lower realized commodity prices ($1,272 million), lower production volumes ($228 million), higher decommissioning payments primarily related to Deep Panuke ($105 million) and changes in non-cash working capital ($24 million);

partially offset by:

•

Higher realized gains on risk management in revenues ($304 million), lower administrative expense, excluding non-cash long-term incentive costs and current expected credit losses ($127 million), which includes restructuring costs of $46 million, lower operating expenses, excluding non-cash long-term incentive costs ($108 million), lower production, mineral and other taxes ($61 million), and acquisition costs incurred in 2019 ($33 million).

Investing Activities

Cash used in investing activities in the first nine months of 2020 was $1,417 million primarily due to capital expenditures. Capital expenditures decreased $659 million compared to the first nine months of 2019 due to the Company’s reduced capital program in response to the volatile market conditions in 2020, as discussed in the 2020 Outlook section of this MD&A.

Corporate acquisition in the first nine months of 2019 was $94 million, which reflected the net cash acquired upon the Newfield business combination.

Acquisitions in the first nine months of 2020 were $19 million, which primarily included property purchases with oil and liquids rich potential. Acquisitions in the first nine months of 2019 were $66 million, which primarily included seismic purchases, water rights and purchase with oil and liquids rich potential.

Divestitures in the first nine months of 2020 were $69 million, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets. Divestitures in the first nine months of 2019 were $177 million, which primarily included the sale of the Company’s Arkoma natural gas assets.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 3, 8 and 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategy to enhance liquidity and strengthen its balance sheet by repaying or repurchasing existing debt, and returning value to stockholders through the purchase of shares of common stock and paying dividends.

Net cash from financing activities in the first nine months of 2020 was $88 million compared to net cash used of $1,150 million in 2019. The change was primarily due to the purchase of common shares under a NCIB in 2019 ($1,037 million) as discussed in more detail below, repayment of long-term debt in 2019 ($500 million) and purchase of common shares under a substantial issuer bid ($213 million), partially offset by a decrease in net issuance of revolving long-term debt in 2020 ($288 million) and the open market repurchases of long-term debt in 2020 ($224 million) as discussed below.

From time to time, Ovintiv may seek to retire or purchase the Company’s outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In the first nine months of 2020, the Company repurchased $252 million in principal amount of its senior notes in the open market for an aggregate cash payment of approximately $224 million, plus accrued interest, and recognized gains of approximately $28 million. Ovintiv utilized funds available from the Company’s credit facilities, cash on hand and cash from implementing cost savings initiatives to complete these open market repurchases. For additional information on the open market repurchases, refer to Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q

The Company’s long-term debt totaled $7,142 million at September 30, 2020 and $6,974 million at December 31, 2019. There was no current portion outstanding at September 30, 2020 or December 31, 2019. Ovintiv has no long-term debt maturities until November 2021 and, as at September 30, 2020, over 80 percent of the Company’s fixed rate long-term debt is not due until 2024 and beyond. For additional information on long-term debt, refer to Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Dividends

Ovintiv pays quarterly dividends to stockholders at the discretion of the Board of Directors.

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2020	2019	2020	2019

Dividend Payments	$24	$24	$73	$77
Dividend Payments ($/share) (1)	$0.09375	$0.09375	$0.28125	$0.28125
(1)	Dividend payments per share reflect the Share Consolidation. Accordingly, the comparative period has been restated.

On October 28, 2020, the Board of Directors declared a dividend of $0.09375 per share of Ovintiv common stock payable on December 31, 2020 to stockholders of record as of December 15, 2020.

Substantial Issuer Bid

In the third quarter of 2019, the Company used cash on hand and issued commercial paper to purchase, for cancellation, approximately 47.3 million of its outstanding common shares, on a pre-Share Consolidation basis, or approximately 9.5 million common shares, on a post-Share Consolidation basis for total consideration of approximately $213 million under its previously announced substantial issuer bid. For additional information on the substantial issuer bid, refer to Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Normal Course Issuer Bid

In the first nine months of 2019, the Company used cash on hand to purchase, for cancellation, approximately 149.4 million common shares, on a pre-Share Consolidation basis or approximately 29.9 million common shares, on a post-Share Consolidation basis, for total consideration of approximately $1,037 million under its previous NCIB program. For additional information on the NCIB, refer to Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2020	2019	2020	2019

Cash From (Used in) Operating Activities	$493	$756	$1,176	$2,191
(Add back) deduct:
Net change in other assets and liabilities	(47)	(29)	(167)	(55)
Net change in non-cash working capital	142	(32)	106	130
Current tax on sale of assets	-	-	-	-
Non-GAAP Cash Flow (1)	$398	$817	$1,237	$2,116
Divided by:
Production Volumes (MMBOE)	46.9	55.7	147.8	151.7
Non-GAAP Cash Flow Margin ($/BOE)	$8.49	$14.67	$8.37	$13.95
(1)

The third quarter and first nine months of 2020 include restructuring costs of $7 million and $88 million, respectively. The third quarter and first nine months of 2019 include restructuring costs of $4 million and $134 million, respectively, and acquisition costs of nil and $33 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2020	2019	2020	2019

Total Operating Expenses	$2,696	$1,556	$9,365	$4,535
Deduct (add back):
Market optimization operating expenses	380	332	1,224	973
Corporate & other operating expenses	-	-	(2)	(2)
Depreciation, depletion and amortization	406	545	1,433	1,454
Impairments	1,336	-	4,863	-
Accretion of asset retirement obligation	8	9	26	28
Long-term incentive costs	2	1	(8)	27
Restructuring costs	7	4	88	134
Current expected credit losses	(1)	-	1	-
Total Costs	$558	$665	$1,740	$1,921
Divided by:
Production Volumes (MMBOE)	46.9	55.7	147.8	151.7
Total Costs ($/BOE) (1)	$11.85	$11.95	$11.77	$12.66
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	September 30, 2020	December 31, 2019

Long-Term Debt, including current portion	$7,142	$6,974
Total Shareholders’ Equity	4,352	9,930
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$19,240	$24,650
Debt to Adjusted Capitalization	37%	28%

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

($ millions, except as indicated)	September 30, 2020	December 31, 2019

Long-Term Debt, including current portion	$7,142	$6,974
Less:
Cash and cash equivalents	32	190
Net Debt	7,110	6,784

Net Earnings (Loss)	(5,489)	234
Add back (deduct):
Depreciation, depletion and amortization	1,994	2,015
Impairments	4,863	-
Accretion of asset retirement obligation	35	37
Interest	376	382
Unrealized (gains) losses on risk management	363	730
Foreign exchange (gain) loss, net	(6)	(119)
(Gain) loss on divestitures, net	1	(3)
Other (gains) losses, net	(49)	23
Income tax expense (recovery)	333	81
Adjusted EBITDA (trailing 12-month) (1)	$2,421	$3,380
Net Debt to Adjusted EBITDA (times)	2.9	2.0
(1)	Adjusted EBITDA for 2019 only includes Newfield’s results of operations for the post-acquisition period from February 14, 2019 to December 31, 2019.

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

	September 30, 2020
(US$ millions)	10% Price Increase	10% Price Decrease
Crude oil price	$(130)	$120
NGL price	(7)	7
Natural gas price	(114)	99

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on the Company’s financial results when compared to the same periods in 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(1)		$(8)
Transportation and Processing Expense (1)	(1)	$(0.02)	(10)	$(0.07)
Operating Expense (1)	-	-	(2)	(0.01)
Administrative Expense	-	-	(3)	(0.02)
Depreciation, Depletion and Amortization (1)	(1)	(0.02)	(5)	(0.03)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2020, Ovintiv has entered into $215 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7451 to C$1, which mature monthly through the remainder of 2020 and $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7289 to C$1, which mature monthly throughout 2021.

As at September 30, 2020, Ovintiv had $280 million in U.S. dollar long-term debt and $98 million in U.S. dollar finance lease obligations issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	September 30, 2020
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(45)	$55

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

As at September 30, 2020, the Company had floating rate revolving credit and term loan borrowings of $1,150 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $11 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Ovintiv’s internal control over financial reporting during the third quarter of 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In July 2020, the Company received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) and the Utah Department of Environmental Quality, Division of Air Quality (“UDAQ”). The NOV alleges violations under the federal Clean Air Act, the State of Utah’s State Implementation Plan, and the State of Utah’s air quality regulations for the oil and gas industry, at certain of the Company facilities located in the Uinta Basin. The Company has exchanged information with the EPA and UDAQ and is engaged in discussions aimed at resolving the allegations. The Company is unable to predict the financial impact of the NOV or the timing of its resolution at this time. Resolution of the matter may result in monetary sanctions of more than $100,000.

Please also refer to Item 3 of the 2019 Annual Report on Form 10-K and Note 24 of Ovintiv’s Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A. Risk Factors of the 2019 Annual Report on Form 10-K. These risks, which could materially affect our business, financial condition and/or operating results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition and/or operating results. The risk factors set forth below should be read together with the risk factors described in the 2019 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

* Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: October 30, 2020

