Form 10-K
period 2020-12-31
Ovintiv Inc.
filed 2021-02-18
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2020	$2,447,515,148
Number of registrant’s shares of common stock outstanding as of February 10, 2021, at $0.01 par value	259,860,778

Documents Incorporated by Reference

Portions of registrant’s definitive proxy statement (“Proxy Statement”) for the registrant’s 2021 annual meeting of stockholders to be held April 28, 2021 (to be filed with the Securities and Exchange Commission prior to April 28, 2021) are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

“S&P 400” means Standard and Poor’s MidCap 400 index.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K and documents incorporated herein by reference contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including the allocation of capital and focus of development plans; vision of being a leading North American resource play company; statements with respect to the Company’s strategic objectives including capital allocation strategy, focus of investment, focus of returning capital to shareholders through sustainable dividends, operating and capital efficiencies and ability to preserve balance sheet strength; statements regarding the benefits of the Company’s multi-basin portfolio of assets; ability to leverage technology to reduce development risks, enhance capital and operating efficiencies and sustainably enhance margins while minimizing the Company’s environmental footprint; ability to lower costs and improve efficiencies to achieve competitive advantage, including benefits of integrated supply chain model and self-sourcing; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; balancing commodity portfolio; anticipated commodity prices; success of and benefits from technology and innovation, including cube development approach, precision well targeting and advanced completion designs; water requirements and anticipated water infrastructure; ability to accelerate activity levels; ability to optimize well and completion designs, including changes to lateral lengths drilled, stage, well spacing and stacking optimization; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; expected timing for construction of facilities and costs thereof; estimates of reserves and resources; expected production and product types; ability to replicate successful test wells to future production; statements regarding anticipated cash flow, non-GAAP cash flow margin and leverage ratios; anticipated cash and cash equivalents; anticipated hedging and outcomes of risk management program, including ability to leverage marketing fundamentals expertise, exposure to certain commodity prices and foreign exchange, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations, including U.S. tax reform and potential changes to free trade agreements; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; financial flexibility and discipline; access to cash and cash equivalents and other methods of funding; ability to meet financial obligations, manage debt and financial ratios, finance growth and compliance with financial covenants; impact to the Company as a result of changes to its credit rating; access to the Company's credit facilities; planned annualized dividend and the declaration and payment of future dividends, if any; statements regarding the Company’s financial flexibility and access to liquidity through commodity cycles; managing capital structure including adjustments to capital spending or dividends, issuing debt or equity, or repaying existing debt; adequacy of the Company's provision for taxes and legal claims; projections and expectation of meeting the targets contained in the Company's corporate guidance; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; outlook of oil and gas industry generally and impact of geopolitical environment; returns from the Company’s core assets; anticipated capital spending plans and source of funding thereof; anticipated staffing levels; expected future interest expense; the Company’s commitments and obligations and ability to satisfy the same; statements with respect to future ceiling test impairments; and the possible impact and timing of accounting pronouncements, rule changes and standards.

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

PART I

Items 1 and 2. Business and Properties

GENERAL

Ovintiv is a leading North American resource play company that is focused on developing its multi-basin portfolio of top tier oil and natural gas assets located in the United States and Canada. Ovintiv's operations also include the marketing of oil, NGLs and natural gas. As at December 31, 2020, all of the Company’s reserves and production were located in North America.

On January 24, 2020, Encana Corporation (“Encana”) completed a corporate reorganization (the “Reorganization”), which included among other things, (i) a consolidation of Encana shares on the basis of one post-consolidation share for each five pre-consolidation shares (the “Share Consolidation”). Ovintiv acquired all of the issued and outstanding common shares of Encana in exchange for shares of Ovintiv on a one-for-one basis and becoming the parent company of Encana and its subsidiaries and (ii) Ovintiv subsequently migrating from Canada and becoming a Delaware corporation (the “U.S. Domestication”). Ovintiv and its subsidiaries continue to carry on the business previously conducted by Encana and its subsidiaries prior to the completion of the Reorganization.

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

STRATEGY AND APPROACH

Ovintiv Sustainably Makes Modern Life Possible

Ovintiv is one of the largest producers of oil, natural gas liquids, and natural gas in North America. The Company is committed to safely producing products to drive progress and improve lives with respect and responsibility. The Company’s products fuel the world, which in turn supports better education, healthcare and equality opportunities. Ovintiv pioneers innovative ways to provide safe, reliable and affordable energy.

The Company’s culture is unique and powered by innovation, team-work and discipline. Ovintiv has a track record of driving efficiency in every part of the business. The Company’s capital allocation is highly disciplined and designed to achieve the Company’s strategic outcomes. Ovintiv benefits from a high-quality multi-basin portfolio which positions the Company in the core of some the best liquids-rich basins in North America. Ovintiv’s asset base provides both geographic and commodity diversity and creates optionality in the Company’s investments, while reducing the concentration of risks.

Key elements that support the execution of the Company’s strategy include:

•	Financial Strength - The Company has ample access to liquidity to allow the business to be managed through the commodity cycles.

Currently, the Company has access to committed credit facilities totaling $4 billion maturing in July 2024, of which $3.4 billion remains available and undrawn as at December 31, 2020. The Company is committed to reducing long-term debt by $1.25 billion by the end of 2021. Since the second quarter of 2020, the Company has reduced long-term debt by $481 million.

•

Leveraging Technology and Capturing Efficiencies - The Company is a leader in innovative horizontal drilling and completions methods that leverage advanced technology. Applicable technologies and operating practices are quickly deployed across the Company’s multi-basin portfolio to achieve competitive advantage. Technology and innovation enable Ovintiv to reduce development risks, enhance capital and operating efficiencies, and sustainably enhance margins and returns while minimizing its environmental footprint. Ovintiv also strives to be a leading operator and has a historical track record of safely delivering durable operational efficiencies and capital cost reductions.

•

Multi-Basin Portfolio with Multi-Product Exposure - The Company holds a multi-basin portfolio of prolific oil and liquids rich plays in North America, including: the Permian in Texas, the Anadarko in Oklahoma and the Montney in British Columbia and Alberta. Ovintiv’s multi-basin portfolio provides both optionality and diversification of risk due to the diversity of the Company’s resource plays and their geographic locations. As of December 31, 2020, the Company’s estimated net proved reserves comprised approximately 30 percent oil, 29 percent natural gas liquids, which includes eight percent plant condensate, and 41 percent natural gas.

•

Disciplined Capital Allocation - Ovintiv’s capital investment strategy focuses on a limited number of core assets to generate cash flow and quality returns. Ovintiv’s investment strategy is flexible to allow for capital programs to be quickly right-sized in response to the macro commodity-price environment and preserve excess cash flow to return to shareholders through sustainable dividends and maintain balance sheet strength.

•

Risk Management - While Ovintiv’s multi-product, multi-basin portfolio and capital investment strategy provide optionality and flexibility, the Company also leverages its market fundamentals expertise to support capital allocation and commodity price risk management. The Company actively monitors and manages market volatility through diversification of price risks and market access risks to enhance margins and returns.

•

Transparency in Environmental, Social and Corporate Governance Performance - Ovintiv embraces stakeholder and societal expectations to continue to grow and change in response to climate change, diversity and governance. The Company’s development practices have historically focused on ways to reduce its environmental footprint and waste through its cube development model. Ovintiv believes that strong environmental, social and governance performance can directly contribute to increased efficiency, economic performance, value creation and the ability to be sustainable. Since 2005, the Company has published an annual Sustainability Report, serving as an effective tool to communicate environment, social and governance performance and track progress on key issues important to stakeholders.

In addition, commencing in 2021, Ovintiv will include methane intensity reduction targets of 33 percent by 2025, which will be tied to the Company’s annual incentive compensation program for all employees.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K for the impact and response of the coronavirus pandemic during 2020 on the Company.

REPORTING SEGMENTS

Ovintiv’s operations are focused on the finding and development of oil, NGLs and natural gas reserves. The Company is also focused on creating and capturing additional value through its market optimization segment. The Company conducts a substantial portion of its business through subsidiaries. Ovintiv’s operating and reportable segments are: (i) USA Operations; (ii) Canadian Operations; and (iii) Market Optimization.

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

•

Canadian Operations includes the exploration for, development of, and production of oil, NGLs, natural gas and other related activities within Canada. Core assets that are part of Ovintiv’s strategic development focus include Montney in northeast British Columbia and northwest Alberta. Other Upstream Operations comprise assets that are not part of Ovintiv’s current strategic focus and primarily include: Duvernay in west central Alberta, Horn River in northeast British Columbia and Wheatland in southern Alberta.

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

Effective July 31, 2019, the Company terminated its production sharing contract with the China National Offshore Oil Corporation (“CNOOC”) and exited its China Operations. The Company no longer has operations in China.

For additional information regarding the reporting segments, see Note 2 to the audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

OIL AND GAS PROPERTIES AND ACTIVITIES

The following map reflects the location of Ovintiv’s North American landholdings and assets.

“Core assets” refer to plays that have a deep inventory of drilling opportunities and are the primary focus of Ovintiv’s capital investment and development, providing a competitive and efficient profile. Other Upstream Operations comprise base assets that receive limited capital that is directed to maintenance or high margin locations that generate cash flows and returns.

USA Operations

Overview: In 2020, the USA Operations had total capital investment of approximately $1,353 million and drilled approximately 209 net wells primarily in Permian and Anadarko. Production averaged approximately 150.9 Mbbls/d of oil, approximately 81.4 Mbbls/d of NGLs and approximately 529 MMcf/d of natural gas. At December 31, 2020, the USA Operations had an established land position of approximately 1.0 million net acres including approximately 182,000 net undeveloped acres. The USA Operations accounted for 67 percent of production revenues, excluding the impacts of hedging, and 70 percent of total proved reserves as at December 31, 2020.

The following tables summarize the USA Operations landholdings, producing wells and daily production as at and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres at December 31, 2020)	Gross	Net	Gross	Net	Gross	Net
Permian	105	93	35	15	140	108	77%
Anadarko	537	344	23	10	560	354	63%
Other Upstream Operations
Eagle Ford	44	42	-	-	44	42	95%
Bakken	99	64	8	6	107	70	65%
Uinta	225	180	46	27	271	207	76%
Other (2)	201	101	266	124	467	225	48%
Total USA Operations	1,211	824	378	182	1,589	1,006	63%

(1)	Excludes interests in royalty acreage.
(2)	Other comprises assets that are not part of the Company’s strategic focus.

Producing Wells	Oil		Natural Gas		Total
(number of wells at December 31, 2020) (1)	Gross	Net	Gross	Net	Gross	Net
Permian	1,537	1,446	9	8	1,546	1,454
Anadarko	1,479	685	418	132	1,897	817
Other Upstream Operations
Eagle Ford	437	405	94	90	531	495
Bakken	596	227	11	-	607	227
Uinta	1,200	939	20	8	1,220	947
Other (2)	2	-	117	100	119	100
Total USA Operations	5,251	3,702	669	338	5,920	4,040

(1)	Figures exclude wells capable of producing, but not producing.
(2)	Other comprises assets that are not part of the Company’s strategic focus.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Permian	63.2	64.7	2.6	2.3	22.7	20.0	25.3	22.3	124	106
Anadarko	43.0	44.4	6.6	6.0	39.2	38.3	45.8	44.3	331	316
Other Upstream Operations
Eagle Ford	17.7	25.3	1.0	1.3	4.2	5.9	5.2	7.2	31	43
Bakken	16.1	14.0	0.7	0.6	3.6	3.1	4.3	3.7	28	23
Uinta	10.7	13.9	0.1	0.2	0.5	0.5	0.6	0.7	11	13
Other (1)	0.2	-	0.1	0.1	0.1	0.1	0.2	0.2	4	46
Total USA Operations	150.9	162.3	11.1	10.5	70.3	67.9	81.4	78.4	529	547

(1)	Other comprises assets that are not part of the Company’s strategic focus. In 2019, Arkoma was divested.

Permian

Permian is an oil play located in west Texas in Midland, Martin, Howard, Glasscock and Upton counties. The properties within the play are characterized by exposure of up to 10 potential producing horizons spanning approximately 3,000 feet of stratigraphy or stacked pay, an extensive production history and developed infrastructure. At December 31, 2020, the Company controlled approximately 108,000 net acres in the play. The current focus of development is on the Spraberry and Wolfcamp formations in the Midland basin, where Ovintiv holds a large position. In 2020, production averaged approximately 63.2 Mbbls/d of oil, approximately 25.3 Mbbls/d of NGLs and approximately 124 MMcf/d of natural gas.

The Company is focused on capturing efficiency improvements and maximizing resource recovery by accessing layers of the stacked pay simultaneously using the cube development model. This approach utilizes multi-well pads, multi-rig spreads and frac spreads running in parallel to optimize cycle times and increase capital efficiency, while minimizing the surface footprint. The Company also captured efficiencies through Simul-Frac techniques, which is the process of fracking pairs of wells at the same time instead of a single well. The Company’s focus on innovation and efficiency reduced cycle times and decreased drilling and completions costs by approximately 21 percent. During 2020, the Company drilled 102 horizontal net wells.

Oil and natural gas facilities include field gathering systems, storage batteries, saltwater disposal systems, separation equipment and pumping units. The majority of Ovintiv’s acreage and associated oil production is dedicated to a pipeline gathering agreement, which has a total remaining term of 13 years with optional renewal terms. In the event of pipeline capacity constraints, Ovintiv’s oil production is trucked by various third parties. Natural gas is delivered by the Company to the purchaser’s meter and pipeline interconnection point in the field.

Anadarko

Anadarko is a liquids rich play located in west-central Oklahoma in Blaine, Canadian, Custer, Dewey, Garvin, Grady, Kingfisher, Major, McClain and Stephens counties. The majority of the Anadarko properties are located in the black oil window of the STACK which comprises the Woodford, Meramec and Osage formations spanning up to 800 feet of stratigraphy and in the SCOOP which comprises the Woodford, Sycamore, Caney and Springer formations spanning up to 1,150 feet of stratigraphy. The play is characterized by silt, shale and carbonate formations which provide multiple potential oil and gas targets making the play ideal for cube development and long laterals. At December 31, 2020, the Company controlled approximately 354,000 net acres in the play. The current focus of development is on the liquids weighted portions of the basin, including the Woodford, Springer, Meramec and Caney targets. During 2020, production averaged approximately 43.0 Mbbls/d of oil, approximately 45.8 Mbbls/d of NGLs and approximately 331 MMcf/d of natural gas.

Since acquiring the asset in February 2019, the Company has utilized its cube development model to optimize completions design and well spacing, which has resulted in reducing cycle times and decreased drilling and completion costs by approximately 42 percent. Operational initiatives have also contributed to cost reductions and efficiencies including Simul-Frac techniques, optimizing gas lift, self-sourced consumables, including sand and chemicals, to improve supply reliability and the utilization of wet sand in completion activities. During 2020, the Company drilled 71 horizontal net wells.

The play has significant existing infrastructure and has ample access to major production hubs, including Cushing, Oklahoma, the U.S. Gulf Coast, Mont Belvieu, Texas and Conway, Kansas and a number of Mid-Continent natural gas market pipelines. Oil and natural gas production are gathered at various production facilities, with the majority of the oil subsequently transported to sales points by pipeline or sold at and trucked from tank batteries. The majority of Ovintiv’s acreage and associated production is dedicated to various long-term gathering and processing agreements with various third parties, which have remaining terms ranging from four to 11 years.

Other Upstream Operations

Eagle Ford

Eagle Ford is an oil play located in south Texas in Karnes and Atascosa counties. The focus is on the development of the thickest portion of the Eagle Ford shale in the Karnes Trough, where Ovintiv holds a largely contiguous position. At December 31, 2020, the Company controlled approximately 42,000 net acres in the play. Ovintiv is focused on developing the lower Eagle Ford, as well as optimizing targets in the upper Eagle Ford, expanding development activity in the Austin Chalk and delineation of Graben, exclusively using horizontal drilling. During 2020, the Company drilled approximately 18 net wells. Production averaged approximately 17.7 Mbbls/d of oil, approximately 5.2 Mbbls/d of NGLs and approximately 31 MMcf/d of natural gas during the year.

During 2020, the Company continued to focus on precision well targeting, spacing and stacking optimization and improving completions designs. The Company also focused on capturing operational and production efficiencies through optimizing artificial gas lift technology, innovative techniques that alleviate frac impacts to reduce workover costs and automation of well control processes.

The play is located within close proximity to markets and has a well-developed infrastructure. Oil and natural gas production is gathered at various production facilities, with the majority of the oil subsequently transported to sales points by pipeline. Ovintiv has access to firm natural gas gathering capacity of up to approximately 45 MMcf/d and firm processing capacity of up to approximately 80 MMcf/d with third parties with remaining terms of less than five years, and owns oil processing capacity of 50 Mbbls/d. Ovintiv may also utilize interruptible capacity arrangements for excess production.

Bakken

Bakken is an oil play located in North Dakota primarily in McKenzie and Dunn counties, and in Montana in Richland county. The focus of development includes targets in the Bakken and Three Forks formations. During 2020, the Company continued to focus on maximizing resource recovery through spacing and stacking optimization. Ovintiv also focused on improving operational design related to casing and completions which reduced costs and improved well performance.

At December 31, 2020, the Company controlled approximately 70,000 net acres in the play. During 2020, the Company drilled 10 net wells. Production averaged approximately 16.1 Mbbls/d of oil, approximately 4.3 Mbbls/d of NGLs and approximately 28 MMcf/d of natural gas.

The majority of Ovintiv’s acreage and associated production is dedicated to a gathering and processing agreement, which has a remaining term of one year. Ovintiv uses a combination of pipeline and truck to transport oil to sales points.

Uinta

Uinta is an oil play located in central Utah primarily in Duchesne and Uintah counties. Uinta provides a deep inventory of multiple stacked oil horizons with approximately 4,000 feet of oil saturated reservoir rock. At December 31, 2020, the Company controlled approximately 207,000 net acres in the play. During 2020, the Company drilled eight net wells. Production averaged approximately 10.7 Mbbls/d of oil, approximately 0.6 Mbbls/d of NGLs and approximately 11 MMcf/d of natural gas.

During 2020, the Company applied its cube development model, drilling eight wells on two pads, and focused on capturing efficiencies through Simul-Frac techniques.

Oil production from Uinta is waxy ranging from yellow to black and is transported primarily by truck due to the high heat pour point characteristics of the crude. The Company has crude oil volume minimum delivery commitments with one refinery in the Salt Lake City area with remaining terms expiring in 2025. Oil production in excess of the minimum volume commitments are sold monthly in spot markets or transported by rail to other markets such as the Gulf Coast provided that economics are favorable.

Canadian Operations

Overview: In 2020, the Canadian Operations had total capital investment of approximately $380 million and drilled approximately 74 net wells primarily in Montney. Production averaged approximately 56.6 Mbbls/d of oil and NGLs and approximately 1,000 MMcf/d of natural gas. At December 31, 2020, the Canadian Operations had an established land position in Canada of approximately 1.5 million net acres including approximately 981,000 net undeveloped acres. The Canadian Operations accounted for 33 percent of production revenues, excluding the impacts of hedging, and 30 percent of total proved reserves as at December 31, 2020.

In September 2020, the Company terminated its joint venture with PetroChina Canada Ltd. (“PCC”). As part of the termination, the partners agreed to partition the Duvernay acreage and associated infrastructure. As a result, Ovintiv holds a 100 percent working interest in the assets retained associated with the joint venture.

The following tables summarize the Canadian Operations landholdings, producing wells and daily production as at and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres at December 31, 2020)	Gross	Net	Gross	Net	Gross	Net
Montney	553	369	597	385	1,150	754	66%
Other Upstream Operations
Duvernay	53	50	201	198	254	248	98%
Other (2)	177	125	544	398	721	523	73%
Total Canadian Operations	783	544	1,342	981	2,125	1,525	72%

(1)	Excludes interests in royalty acreage.
(2)	Other primarily includes Wheatland and Horn River, as well as assets where the Company may pursue growth opportunities.

Producing Wells	Oil		Natural Gas		Total
(number of wells at December 31, 2020) (1)	Gross	Net	Gross	Net	Gross	Net
Montney	7	6	1,667	1,335	1,674	1,341
Other Upstream Operations
Duvernay	14	10	79	79	93	89
Other (2)	8	5	565	470	573	475
Total Canadian Operations	29	21	2,311	1,884	2,340	1,905

(1)	Figures exclude wells capable of producing, but not producing.
(2)	Other primarily includes Wheatland and Horn River.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Montney	0.1	0.2	37.1	36.4	13.9	15.5	51.0	51.9	918	931
Other Upstream Operations
Duvernay	0.5	0.4	3.9	6.0	1.1	1.2	5.0	7.2	41	57
Other (1)	-	-	-	-	-	-	-	-	41	42
Total Canadian Operations	0.6	0.6	41.0	42.4	15.0	16.7	56.0	59.1	1,000	1,030

(1)	Other primarily includes Wheatland and Horn River.

Montney

Montney is primarily a condensate rich natural gas play located in northeast British Columbia and northwest Alberta. The play includes properties that are primarily located in the Montney formation, where Ovintiv is currently targeting the development of condensate rich locations, but also includes landholdings with incremental producing formations such as Cadomin and Doig. The Montney formation is characterized by up to six stacked horizons spanning over 1,000 feet of stratigraphy and is being developed exclusively with horizontal well technology. In 2020, total production from the play averaged approximately 51.1 Mbbls/d of oil and NGLs and approximately 918 MMcf/d of natural gas. As at December 31, 2020, the Company controlled approximately 754,000 net acres and 385,000 net undeveloped acres in the play.

Ovintiv utilizes the cube development approach which has provided sustained efficiencies resulting in reduced cycle times and well costs. This development approach utilizes multi-well pads, multiple drilling rigs and completions spreads simultaneously, and advances technology to optimize well spacing and completions intensity. During 2020, cost reductions and efficiencies were obtained through trimming down wellsite design and enhancing gas lift through innovative automation technology. The Company’s focus on innovation and efficiency increased lateral lengths of wells drilled by approximately 11 percent. In 2020, the Company drilled approximately 73 net horizontal wells.

Ovintiv has access to natural gas processing capacity of approximately 1,565 MMcf/d, of which approximately 1,350 MMcf/d is under contract with third parties under varying terms and duration and approximately 215 MMcf/d of processing capacity which is owned by the Company. Ovintiv also has access to gathering and compression capacity of approximately 1,550 MMcf/d, of which approximately 1,450 MMcf/d is under contract with third parties under varying terms and duration and approximately 100 MMcf/d is owned by the Company. In addition, Ovintiv has access to liquids handling capacity of approximately 120 Mbbls/d of which approximately 90 Mbbls/d is contracted with third parties under varying terms and duration, and approximately 30 Mbbls/d is owned by the Company. In October 2020, access to processing capacity under contract with third parties increased by 170 MMcf/d for natural gas and 20 Mbbls/d for liquids related to the commencement of the Pipestone Processing Facility.

Other Upstream Operations:

Duvernay

Duvernay is a liquids rich play located in west central Alberta and includes properties that are primarily located in the Duvernay formation, which extends across the Simonette, Pinto, Edson and Willesden Green properties, but also holds potential in other overlapping formations such as the Montney. As at December 31, 2020, the Company controlled approximately 248,000 net acres, including 198,000 net undeveloped acres in the play. The Company drilled approximately one net well during the year and production averaged approximately 5.5 Mbbls/d of oil and NGLs and approximately 41 MMcf/d of natural gas.

Ovintiv owns two Simonette natural gas processing plants and the associated gathering and compression, of which Ovintiv’s share of natural gas processing capacity is approximately 95 MMcf/d with liquids production capacity of approximately 18.0 Mbbls/d.

In September 2020, the Company terminated its joint venture with PCC. As part of the termination, the partners agreed to partition the Duvernay acreage and associated infrastructure. As a result, Ovintiv holds a 100 percent working interest in the assets retained associated with the joint venture.

Horn River

Horn River is located in northeast British Columbia, where development was historically in the Horn River Basin shales (Muskwa, Otter Park and Evie), which are upwards of 500 feet thick. In 2020, the Company’s natural gas production averaged approximately 37 MMcf/d. As at December 31, 2020, the Company had approximately 48 net producing horizontal wells and controlled approximately 196,000 net acres in the play. Ovintiv owns an interest in natural gas compression capacity in Horn River of approximately 285 MMcf/d at various facilities in the area. Ovintiv has a take or pay commitment under the Cabin plant natural gas processing arrangement with a third party, which has a remaining term of 13 years.

Wheatland

Wheatland is located in southern Alberta and includes producing horizons primarily in the coals and sands of the Cretaceous Edmonton and Belly River Groups. As at December 31, 2020, the Company had approximately 427 net producing wells and controlled approximately 143,000 net acres in the play. In 2020, natural gas production averaged approximately 4 MMcf/d.

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

Ovintiv’s Corporate Reserves Group, which consists of five staff, report into the Vice-President, Business Development, Strategy and Reserves who reports to the President of the Company. The Corporate Reserves Group is responsible for overseeing the internal preparation, review and approval of the reserves estimates and is separate and independent from the preparation of reserves estimates, which are performed within operations who report to Ovintiv’s Executive Vice-President & Chief Operating Officer. The Corporate Reserves Group maintains Ovintiv’s internal policies that prescribe procedures and standards to be followed for preparing, estimating and recording reserves, which includes the Company’s reserves manual, and conducting periodic internal audits of the procedures, records and controls relating to the preparation of reserves estimates. Ovintiv’s QREs receive ongoing education on the fundamentals of SEC definitions and reserves reporting through the review of the Company’s reserves manual and internal training programs administered by the Corporate Reserves Group. The Corporate Reserves Group also oversees the engagement of independent qualified reserves evaluators (“IQREs”) or independent qualified reserves auditors (“IQRAs”), if any, retained by the Company.

As a member of the Corporate Reserves Group, the Company’s Director, Reserves is primarily responsible for overseeing the preparation of proved reserves estimates. The Director, Reserves has a Bachelor of Science with a degree in Petroleum Engineering from Colorado School of Mines and is a member of the Society of Petroleum Evaluation Engineers (Denver Chapter).

Annually, each play is reviewed in detail by the QREs, the Corporate Reserves Group, the Company’s executive officers and an internal Reserves Review Committee, as appropriate. The Corporate Reserves Group also conducts a separate review to ensure the effectiveness of the disclosure controls and that the reserves estimates are free from material misstatement. The final reserves estimates are reviewed by Ovintiv’s Reserves Committee of the Board of Directors (the “Reserves Committee”), for approval by the Board of Directors. The Reserves Committee comprises directors that are independent and familiar with estimating oil and gas reserves and disclosure requirements. The Reserves Committee provides additional oversight to the Company’s reserves process, meeting with management periodically to review the reserves process, the portfolio of properties, results and related disclosures. The Reserves Committee is also responsible for reviewing the qualifications and appointment of IQREs or IQRAs, if any, retained by the Company, including recommending the selection of such IQREs or IQRAs to the Board of Directors for its approval, and will meet with such IQREs or IQRAs to review their reports.

For year-ended December 31, 2020, the Company involved IQRAs to audit the Company’s internal oil and gas reserve estimates for certain properties. In 2020, Netherland, Sewell & Associates, Inc. audited 14 percent of the Company’s estimated U.S. proved reserve volumes and McDaniel & Associates Consultants Ltd. audited both four percent of the Company’s estimated U.S. proved reserve volumes and 38 percent of the Company’s estimated Canadian proved reserve volumes. An audit of reserves is an examination of a company’s oil and gas reserves by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation methods and procedures.

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

The Company’s reserve estimates are conducted from fundamental petrophysical, geological, engineering, financial and accounting data. Data used in reserves assessments may include information obtained directly from the subsurface through wellbores such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. Reserves are estimated based on production decline analysis, analogy to producing offsets, detailed reservoir modeling, volumetric calculations or a combination of these methods, based on the unique circumstances of each reservoir and the dataset available at the time of the estimate. The tools used to interpret the data may include proprietary and commercially available reservoir modeling and simulation software. Reservoir parameters from analogous reservoirs may be used as appropriate. In the case of producing reserves, the emphasis is on decline analysis where volumetric analysis is considered to limit forecasts to reasonable levels. Undeveloped reserves are estimated by analogy to producing offsets, with consideration of volumetric estimates of in place quantities. All locations to which proved undeveloped reserves have been assigned are subject to a development plan adopted by the Company’s management. In all cases, the Company’s reserve estimates consider technologies that have been demonstrated in the field to yield repeatable and consistent results, having regard to economic considerations, as defined in the SEC regulations.

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

The SEC regulations require that proved reserves be estimated using existing economic conditions (constant pricing). Based on this methodology, the Company’s reserves have been calculated utilizing the 12-month average trailing historical price for each of the years presented prior to the effective date of the report. The 12-month average is calculated as an unweighted average of the first-day-of-the-month price for each month. The reserve estimates provided herein are estimates only and there is no guarantee that the estimated reserves will be recovered.

Ovintiv does not file any estimates of total net proved reserves with any U.S. federal authority or agency other than the SEC and the Department of Energy (“DOE”). Reserve estimates filed with the SEC correspond with the estimates of the Company’s reserves contained in its reports. Reserve estimates, for the Company’s U.S. assets, are filed with the DOE and are based upon the same underlying technical and economic assumptions as the estimates of Ovintiv’s reserves that are filed with the SEC, however, the DOE requires reports to include the interests of all owners in wells that Ovintiv operates and to exclude all interests in wells that Ovintiv does not operate. Ovintiv is also required to provide reserves data prepared in accordance with Canadian securities regulatory requirements, specifically National Instrument 51-101, Standards of Disclosure for Oil and Gas Activities (“NI 51-101”) which is filed concurrently on SEDAR at www.sedar.com under Ovintiv’s issuer profile. The primary differences between NI 51-101 reporting requirements and SEC requirements include the disclosure of proved and probable reserves estimated using forecast prices and costs, presentation of reserves and production before royalties and more granular product type disclosures. The reserves data prepared in accordance with NI 51-101 do not form part of this Annual Report on Form 10-K.

The reserves and other oil and gas information set forth below has an effective date of December 31, 2020 and was prepared as of January 14, 2021. The audit reports prepared by the IQRAs are attached in Exhibits 99.1 and 99.2 of this Annual Report on Form 10-K.

The following table is a summary of the Company’s proved reserves and estimates of future net cash flows and discounted future net cash flows from proved reserves information relating to proved reserves which can also be found in Note 28 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Proved Reserves

The table below summarizes the Company’s total proved reserves by oil, NGLs and natural gas and by geographic area for the year ended December 31, 2020 and other summary operating data.

	2020
	U.S.	Canada	Total
Proved Reserves: (1)
Oil (MMbbls):
Developed	279.1	1.7	280.9
Undeveloped	311.4	-	311.4
Total	590.5	1.7	592.3

Natural Gas Liquids (MMbbls):
Developed	242.3	76.9	319.3
Undeveloped	186.7	74.5	261.2
Total	429.1	151.4	580.5

Natural Gas (Bcf):
Developed	1,327	1,740	3,067
Undeveloped	941	910	1,851
Total	2,268	2,650	4,918

Total Proved Reserves (MMBOE):
Developed	742.7	368.7	1,111.3
Undeveloped	654.9	226.2	881.1
Total	1,397.6	594.9	1,992.5

Percent Proved Developed	53%	62%	56%
Percent Proved Undeveloped	47%	38%	44%

Production (MBOE/d)	320.5	223.3	543.8
Capital Investments (millions)	1,353	380	1,733
Total Net Producing Wells (2)	4,679	1,936	6,615
Standardized Measure of Discounted Net Cash Flows: (3)
Pre-Tax (millions)	5,082	849	5,931
Taxes (millions)	9	-	9
After-Tax (millions)	5,073	849	5,922

(1)	Numbers may not add due to rounding.
(2)	Total net producing wells includes producing wells and wells mechanically capable of production.
(3)

The Pre-Tax standardized measure of discounted cash flows (“standardized measure”) is a non-GAAP measure. The Company believes the Pre-Tax standardized measure is a useful measure in addition to the After-Tax standardized measure, as it assists in both the estimation of future cash flows of the current reserves as well as in making relative value comparisons among peer companies. The After-Tax standardized measure is dependent on the unique tax situation of each individual company, while the Pre-Tax standardized measure is based on prices and discount factors, which are more consistent between peer companies. See Note 28 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for the standardized measure.

Changes to the Company’s proved reserves during 2020 are summarized in the table below:

	2020 (1)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Total (MMBOE)
Beginning of year	723.7	588.5	5,259	2,188.8
Revisions and improved recovery (2)	(222.0)	(62.2)	(484)	(364.9)
Extensions and discoveries	144.4	105.8	764	377.5
Purchase of reserves in place	10.9	20.0	140	54.3
Sale of reserves in place	(9.3)	(21.4)	(201)	(64.1)
Production	(55.4)	(50.3)	(560)	(199.0)
End of year	592.3	580.5	4,918	1,992.5
Developed	280.9	319.3	3,067	1,111.3
Undeveloped	311.4	261.2	1,851	881.1
Total	592.3	580.5	4,918	1,992.5

(1)	Numbers may not add due to rounding.
(2)	Changes in reserve estimates resulting from application of improved recovery techniques are included in revisions of previous estimates.

In 2020, the Company’s proved reserves decreased by 196.3 MMBOE from 2019 primarily due to negative revisions from changes in the approved development plan of 382.2 MMBOE and lower 12-month average trailing price of 167.1 MMBOE, partially offset by positive revisions from well performance and development strategy changes of 182.0 MMBOE and from infill drilling locations of 2.4 MMBOE. Extensions and discoveries of 377.5 MMBOE were the result of successful drilling and technical delineation, as well as new proved undeveloped locations resulting from development plan changes in the Permian, Montney, Anadarko and Uinta. Approximately 66 percent of the 2020 extensions and discoveries were crude oil, condensate and NGLs.

Production for 2020 was 199.0 MMBOE. Purchases of 54.3 MMBOE were primarily properties with oil and liquids rich potential in the Permian and as a result of the partition of certain Duvernay shale assets between Ovintiv and PCC. Sales of 64.1 MMBOE were primarily due to the divestiture of properties in Anadarko and Permian, as well as the partition of certain Duvernay shale assets between Ovintiv and PCC.

Proved reserves are estimated based on the average beginning-of-month prices during the 12-month period for the respective year. The average prices used to compute proved reserves at December 31, 2020 were WTI: $39.62 per bbl, Edmonton Condensate: C$49.77 per bbl, Henry Hub: $1.98 per MMBtu, and AECO: C$2.13 per MMBtu. Prices for natural gas, oil and NGLs are inherently volatile.

Proved Undeveloped Reserves

Changes to the Company’s proved undeveloped reserves during 2020 are summarized in the table below:

(MMBOE)	2020
Beginning of year	1,147.7
Revisions of prior estimates	(464.1)
Extensions and discoveries	344.1
Conversions to developed	(157.3)
Purchase of reserves in place	41.4
Sale of reserves in place	(30.7)
End of Year *	881.1

*	Numbers may not add due to rounding.

As of December 31, 2020, there were no proved undeveloped reserves that will remain undeveloped for five years or more.

Extensions and discoveries of 344.1 MMBOE of proved undeveloped reserves were the result of successful drilling and technical delineation, as well as new proved undeveloped locations resulting from development plan changes in the Permian, Montney, Anadarko and Uinta. Revisions of prior estimates of proved undeveloped reserves of 464.1 MMBOE were primarily due to development plan changes and the removal of proved undeveloped locations of 382.2 MMBOE as well as lower 12-month average trailing price of 148.3 MMBOE. Development plan changes relate to specific locations that were previously planned to be drilled within five years but were subsequently shifted to a later development timeframe or removed and replaced with different locations that are included in extensions and discoveries. The downward revisions were partly offset by positive revisions of 64.2 MMBOE from improved well performance and 2.2 MMBOE from infill drilling locations.

Conversions of proved undeveloped reserves to proved developed status were 157.3 MMBOE, equating to 14 percent of the total prior year-end proved undeveloped reserves. Approximately 65 percent of proved undeveloped reserves conversions occurred primarily in the Permian and Anadarko in the U.S. and 35 percent occurred in the Montney in Canada. The Company spent approximately $1,269 million to develop proved undeveloped reserves in 2020, of which approximately 81 percent related to the U.S. properties and 19 percent related to the Canadian properties.

Throughout 2020, the oil and gas industry was adversely impacted by the global COVID-19 pandemic which caused the deterioration in the worldwide demand and the failure of Saudi Arabia and Russia to reach an agreement on production cuts resulting in a price war which caused supply to materially exceed demand of hydrocarbons. In response, Ovintiv revised its 2020 capital budget of approximately $2.7 billion downward by approximately $0.9 billion, or 33 percent. The reduction to capital spend and corresponding decrease in planned drilling activity resulted in a 32 percent reduction of proved undeveloped locations and a proved undeveloped conversion ratio of 14 percent, as at December 31, 2020. However, Ovintiv’s five-year rolling average proved undeveloped conversion ratio is above 20 percent.

Purchases of proved undeveloped reserves of 41.4 MMBOE and sales of proved undeveloped reserves of 30.7 MMBOE relate primarily to properties in the Permian and the partition of certain Duvernay shale assets between Ovintiv and PCC.

Sales Volumes, Prices and Production Costs

The following table summarizes the Company’s production by final product sold, average sales price, and production cost per BOE for each of the last three years by geographic area:

	Production			Average Sales Price (1)			Average Production Cost (2)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Oil ($/bbl)	NGLs ($/bbl)	Natural Gas ($/Mcf)	($/BOE)
2020
USA (3)	55.2	29.8	194	36.84	11.85	1.60	7.99
Canada (4)	0.2	20.5	367	32.58	29.37	2.01	11.45
Total	55.4	50.3	561	36.83	18.99	1.87	9.41

2019
USA (3)	59.2	28.6	200	56.19	15.83	1.90	8.54
Canada (4)	0.2	21.6	376	53.19	40.25	2.01	11.76
China (5)	0.6	-	-	66.37	-	-	23.95
Total	60.0	50.2	576	56.27	26.33	1.97	9.90

2018
USA (3)	32.7	10.5	55	64.05	27.21	2.28	8.19
Canada (4)	0.1	18.0	368	52.54	48.05	2.24	12.00
Total	32.8	28.5	423	64.00	40.31	2.25	10.49

(1)	Excludes the impact of commodity derivatives.
(2)	Excludes ad valorem, severance and property taxes.
(3)	Annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves for the respective periods ended related to:

- Midland county in Permian: 2020 - 8.1 MMbbls of oil, 4.4 MMbbls of NGLs and 23 Bcf of natural gas; 2019 - 10.2 MMbbls of oil, 4.2 MMbbls of NGLs and 22 Bcf of natural gas; and 2018 - 9.4 MMbbls of oil, 3.5 MMbbls of NGLs and 17 Bcf of natural gas.

- Stack in Anadarko: 2019 - 13.2 MMbbls of oil, 10.0 MMbbls of NGLs and 72 Bcf of natural gas.

(4)

Annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to B.C. Montney: 2020 - 10.2 MMbbls of NGLs and 272 Bcf of natural gas; 2019 - 12.5 MMbbls of NGLs and 283 Bcf of natural gas; and 2018 - 11.1 MMbbls of NGLs and 277 Bcf of natural gas. For the 2018 comparative, North Dawson was included in B.C. Montney.

(5)

The Company acquired offshore China operations as part of the Newfield acquisition on February 13, 2019. Effective July 31, 2019, the Company terminated the production sharing contract with CNOOC and exited China. Production reported are presented for the period from February 14, 2019 through July 31, 2019.

Drilling and other exploratory and development activities (1, 2)

The following tables summarize the Company’s gross participation and net interest in wells drilled for the periods indicated by geographic area.

	Exploratory				Development				Total
	Productive		Dry		Productive		Dry		Productive		Dry
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2020
USA	-	-	-	-	229	208	1	1	229	208	1	1
Canada	-	-	-	-	97	74	-	-	97	74	-	-
Total	-	-	-	-	326	282	1	1	326	282	1	1

2019
USA	-	-	-	-	392	236	-	-	392	236	-	-
Canada	1	1	-	-	125	91	-	-	126	92	-	-
Total	1	1	-	-	517	327	-	-	518	328	-	-

2018
USA	-	-	-	-	187	170	-	-	187	170	-	-
Canada	1	1	-	-	213	138	-	-	214	139	-	-
Total	1	1	-	-	400	308	-	-	401	309	-	-

(1)	“Gross” wells are the total number of wells in which the Company has a working interest.
(2)	“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.

Drilling and other exploratory and development activities (1, 2)

The following table summarizes the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion by geographic area at December 31, 2020.

	Wells in the Process of Drilling or in Active Completion				Wells Suspended or Waiting on Completion (3)
	Exploratory		Development		Exploratory		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2020
USA	-	-	14	13	-	-	47	44
Canada	-	-	7	5	-	-	19	15
Total	-	-	21	18	-	-	66	59

(1)	“Gross” wells are the total number of wells in which the Company has a working interest.
(2)	“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)

Wells suspended or waiting on completion include exploratory and development wells where drilling has occurred, but the wells are awaiting the completion of hydraulic fracturing or other completion activities or the resumption of drilling in the future.

Oil and gas properties, wells, operations, and acreage

The following table summarizes the number of producing wells and wells mechanically capable of production by geographic area at December 31, 2020.

Productive Wells (1, 2)	Oil (3)		Natural Gas (4)		Total
	Gross	Net	Gross	Net	Gross	Net
2020
USA	5,896	4,236	795	443	6,691	4,679
Canada	29	21	2,359	1,915	2,388	1,936
Total	5,925	4,257	3,154	2,358	9,079	6,615

(1)	“Gross” wells are the total number of wells in which the Company has a working interest.
(2)	“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)	Includes 6 gross oil wells (5 net oil wells) containing multiple completions.
(4)	Includes 714 gross natural gas wells (645 net natural gas wells) containing multiple completions.

The following table summarizes the Company’s developed, undeveloped and total landholdings by geographic area as at December 31, 2020.

Landholdings (1 - 7)		Developed		Undeveloped		Total
(thousands of acres)		Gross	Net	Gross	Net	Gross	Net
United States
	— Freehold	917	622	64	31	981	653
	— Federal	131	99	29	27	160	126
	— Fee	55	12	250	94	305	106
	— Tribal/Allotted	84	71	34	29	118	100
	— State	24	20	1	1	25	21
Total United States		1,211	824	378	182	1,589	1,006
Canada
	— Crown (8)	742	517	1,285	938	2,027	1,455
	— Freehold	40	26	54	40	94	66
	— Fee	1	1	3	3	4	4
Total Canada		783	544	1,342	981	2,125	1,525
Total		1,994	1,368	1,720	1,163	3,714	2,531

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

(2)	Crown/Federal/State/Tribal/Allotted lands are those owned by the federal, provincial or state government or First Nations, in which the Company has purchased a working interest lease.
(3)	Freehold lands are owned by individuals (other than a government or the Company), in which the Company holds a working interest lease.
(4)	Excludes interests in royalty acreage.
(5)	Gross acres are the total area of properties in which the Company has a working interest.
(6)	Net acres are the sum of the Company’s fractional working interest in gross acres.
(7)

Undeveloped acreage refers to those acres on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether such acreage contains proved reserves.

(8)

Includes acreage related to the Deep Panuke natural gas field located offshore Nova Scotia. The Company has permanently ceased production and the offshore platform and associated infrastructure was substantially decommissioned in 2020.

Of the total 2.5 million net acres, approximately 2.1 million net acres is held by production. The table above includes acreage subject to leases that will expire over the next three years: 2021 - approximately 181,000 net acres; 2022 - approximately 239,000 net acres; and 2023 - approximately 32,000 net acres, if the Company does not establish production or take any other action to extend the terms. For acreage that the Company intends to further develop, Ovintiv will perform operational and administrative actions to continue the lease terms that are set to expire. As a result, it is not expected that a significant portion of the Company’s net acreage will expire before such actions occur.

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

MARKETING ACTIVITIES

Market Optimization activities are managed by Ovintiv’s Midstream, Marketing & Fundamentals team, which is responsible for the sale of the Company’s proprietary production and enhancing the associated netback price. In marketing production, Ovintiv looks to minimize market related curtailment, maximize realized prices and manage concentration of credit-risk exposure. Market Optimization activities include third party purchases and sales of product to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. In conjunction with certain divestitures, the Company has also agreed to market and transport certain portions of the acquirer’s production with remaining terms of less than one year.

Ovintiv’s produced oil, NGLs and natural gas, are primarily marketed to refiners, local distributing companies, energy marketing companies and aggregators. Prices received by Ovintiv are based primarily upon prevailing market index prices in the region in which it is sold. Prices are impacted by regional and global supply and demand and by competing fuels in such markets.

Ovintiv’s oil production is sold under short-term and long-term contracts that range up to five years or under dedication agreements, for which prices received by Ovintiv are based primarily upon the prevailing index prices in the relevant region where the product is sold. The Company also has firm transport contracts to deliver oil to other downstream markets. Ovintiv’s NGLs production is sold under short-term and long-term contracts that range up to eight years, or under dedication arrangements at the relevant market price at the time the product is sold. Ovintiv's natural gas production is sold under short-term and long-term delivery contracts with terms ranging up to three years in duration, at the relevant monthly or daily market price at the time the product is sold. The Company also has firm transport contracts to deliver natural gas production to other downstream markets, including Dawn.

Ovintiv also seeks to mitigate the market risk associated with future cash flows by entering into various financial derivative instruments used to manage price risk relating to produced oil, NGLs and natural gas. Details of contracts related to Ovintiv’s various financial risk management positions are found in Note 25 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

The Company enters into various contractual agreements to sell oil, NGLs and natural gas, some of which require the delivery of fixed and determinable quantities. As of December 31, 2020, the Company was committed to deliver approximately 66,833 Mbbls of oil and approximately 206 MMcf of natural gas in the USA Operations and approximately 3,507 Mbbls of oil and NGLs and approximately 104 MMcf of natural gas in the Canadian Operations with varying contract terms up to five years. The Company has one crude oil minimum volume sales contract related to Uinta production in Utah. Given the limited access to transportation and refining facilities resulting from the paraffin content in Uinta oil production, volatility in commodity prices and changes in capital and development plans, deficiency fees incurred can vary and may be incurred on the remaining committed deliveries of 20 Mbbls/day through August 2025.

Certain transportation and processing commitments result in the following financial commitments:

($ millions)	1 Year	2-3 Years	4-5 Years	> 5 years	Total
Transportation & Processing
USA Operations
Oil & NGLs	53	111	115	133	412
Natural Gas	191	359	119	93	762
Total USA Operations	244	470	234	226	1,174

Canadian Operations
Oil & NGLs	80	184	184	278	726
Natural Gas	405	802	533	1,675	3,415
Total Canadian Operations	485	986	717	1,953	4,141
Total USA and Canadian Operations	729	1,456	951	2,179	5,315

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

MAJOR CUSTOMERS

In connection with the marketing and sale of the Company’s production and purchased oil, NGLs and natural gas for the year ended December 31, 2020, the Company had one customer, Vitol Inc., which individually accounted for more than 10 percent of the Company’s consolidated revenues (2019 - one customer, Vitol Inc. and 2018 - one customer, Royal Dutch Shell). Ovintiv does not believe that the loss of any single customer would have a material adverse effect on the Company’s financial condition or results of operations. Further information on Ovintiv’s major customers are found in Note 2 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

HUMAN CAPITAL

Ovintiv strives to be one of the most competitive energy companies in North America, bringing together the brightest minds and best technologies to fuel innovation and maximize operational performance and results. Recruiting, developing and retaining Ovintiv’s workforce is vital to the Company’s future success. Ovintiv has a history of hiring top industry talent and recruiting individuals from within and outside of the oil and gas industry who will thrive in the Company’s unique culture. The Company’s core values of one, agile and driven, and foundational values of safety, trust, integrity and respect guide behaviour and define what Ovintiv expects of its employees in the workplace. These expectations reflect and support the Company’s corporate strategy, culture and organizational priorities. Ovintiv is committed to fair labor practices in its operations and adheres to all applicable workplace and employment standards.

At December 31, 2020, the Company employed 1,916 employees. The following table outlines our employees by geographic area.

Employees
U.S.	1,127
Canada	789
Total	1,916

The Company also engages a number of contractors and service providers.

Employee Development and Retention

Ovintiv’s success is the direct result of a talented workforce and the Company’s expectation to share ideas and work together to achieve company goals. Ovintiv’s culture is defined by constant innovation, promoting internal collaboration as a way for employees to implement successful strategies and best practices across the Company’s business. Opportunities are provided for Ovintiv’s employees to further develop leadership skills, technical and business skills through on-the-job work experiences and job rotations, internal career path opportunities, networking and mentoring circles, as well as formal learning programs and instructor led workshops. The Company also offers new graduate and intern opportunities in both technical and professional disciplines to support the recruitment of top talent, hiring an average of 16 new graduates and 37 interns per year over the past three years. In addition, the Company has a robust approach to succession planning of key personnel which assesses the competencies, experience, leadership capabilities, and development opportunities of identified succession candidates.

Ovintiv’s compensation and benefits program is designed to attract and retain the talent necessary to achieve the Company’s business strategy by rewarding individual performance as well as company performance. The Company’s compensation model is tied to financial and operational metrics which align to Ovintiv’s strategic plan. In addition, the compensation philosophy is anchored by two key objectives: i) delivering competitive base salaries and benefits and ii) rewarding short and long-term performance through the grant of an annual cash bonus and long-term incentive awards (“LTI awards”). LTI awards are primarily performance-based and are designed to incentivize delivery of the Company’s strategy and long-term value creation with the payout of these awards correlating to Ovintiv’s stock price performance. Settlement of certain awards can be either in shares or cash at the discretion of the Human Resources and Compensation Committee of the Board of Directors. Awards that settle in shares do not result in beneficial ownership until the awards are settled. See Note 22, Compensation Plans and Note 23, Pensions and Other Post-Employment Benefits to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K

As of December 31, 2020, the average tenure of our employees is over eight years and voluntary turnover is less than four percent.

Diversity and Inclusion

The Company values diversity and fosters inclusion, believing that diverse perspectives and experience enhances Ovintiv’s overall effectiveness and performance. Ovintiv strives to provide equal opportunity in recruitment, career development, promotion, training and rewards for its employees. The Company actively facilitates professional development for women and other minority groups through its internal diversity network, targeted succession planning and formal mentoring programs. Specific to gender diversity, women at Ovintiv comprised approximately 50 percent of the executive leadership team reporting to the Chief Executive Officer, approximately 27 percent of the senior leadership group and approximately 30 percent of all employees at December 31, 2020.

Employee Safety

Safety is a foundational value at Ovintiv. Ensuring safety of employees, suppliers, and the community is a tenet of managing the Company’s operations. Strong safety performance reflects a well-run business and builds confidence in the communities where Ovintiv operates. As a result, safety metrics under the Company’s Environment, Health and Safety (“EH&S”) scorecard are tied into the Company’s compensation program, allowing the Board of Directors to adjust annual bonus payouts up or down based on the Company’s demonstrated EH&S performance. Metrics reflected in the EH&S scorecard include Total Recordable Injury Frequency, Process Safety Event Frequency, Motor Vehicle Incident Frequency and Total Reportable Spill Frequency, all of which are described in the Proxy Statement relating to the Company’s 2021 annual meeting of stockholders, which is incorporated herein by reference.

GOVERNMENT AND ENVIRONMENTAL REGULATORY MATTERS

As Ovintiv is an operator of oil and gas properties and facilities in the United States and Canada, the Company is subject to numerous federal, state, provincial, local, tribal and foreign country laws and regulations. These laws and regulations relate to matters that include: acquisition of seismic data; issuance of permits; location, drilling and casing of wells; well design; hydraulic fracturing; well production; use, transportation, storage and disposal of fluids and materials incidental to oil and gas operations; surface usage and the restoration of properties upon which wells have been drilled and facilities have been constructed; plugging and abandoning of wells; pollution, protection of the environment and the handling of hazardous materials; transportation of production; periodic report submittals during operations; and calculation and disbursement of royalty payments and production and other taxes. The following are significant areas of government control and regulation affecting Ovintiv’s operations:

Exploration and Development Activities

Certain of our U.S. oil and natural gas leases are granted or approved by the federal government and administered by the Bureau of Indian Affairs, the Office of Natural Resources Revenue or the Bureau of Land Management (“BLM”), all of which are federal agencies. BLM leases contain relatively standardized terms and require compliance with detailed regulations. Many onshore leases contain stipulations limiting activities that may be conducted on the lease. Some stipulations are unique to particular geographic areas and may limit the time during which activities on the lease may be conducted, the manner in which certain activities may be conducted or, in some cases, may ban surface activity. Under certain circumstances, the BLM may require that our operations on federal leases be suspended or terminated. Any such suspension or termination could materially and adversely affect Ovintiv’s interests.

In Canada, oil and gas mineral rights may be held by individuals, corporations or governments that have jurisdiction over the area in which such mineral rights are located. Generally, parties holding these mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of these leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which the mineral rights are located generally retains authority over the drilling and operation of oil and gas wells.

Drilling and Production

The Company’s operations also are subject to conservation regulations, including the regulation of the location of wells, size of drilling and spacing units or proration units; the number of wells that may be drilled in a unit; the rate of production allowable from oil and gas wells; and the unitization or pooling of oil and gas properties. In the U.S., some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which make it more difficult to develop oil and gas properties. In addition, conservation laws generally limit the venting or flaring of natural gas and impose certain requirements regarding the ratable purchase of production. These regulations limit the amounts of oil and gas that can be produced from the Company’s wells and the number of wells or the locations that can be drilled.

Royalties

Operations on U.S. Federal or Indian oil and gas leases must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various tribal and federal agencies, including the BLM and the Office of Natural Resources Revenue (“ONRR”). The basis for royalty payments due under federal oil and gas leases are through regulation issued under the applicable statutory authority. State regulatory authorities establish similar standards for royalty payments due under state oil and gas leases. The basis for royalty payments established by ONRR and the state regulatory authorities is generally applicable to all federal and state oil and gas leases.

The royalty calculation in Canada is a significant factor in the profitability of Canadian oil and gas production. Oil and gas crown royalties are determined by provincial and territorial government regulation and are generally calculated as a percentage of the value of the gross production, net of allowed deductions. The royalty rate is dependent in part on prescribed references prices, well productivity, geographical locations, recovery methods, as well as type and quality of the hydrocarbon produced. For pre-payout oil and gas projects, the regulations prescribe lower royalty rates for oil and gas projects until allowable capital costs have been recovered. The calculation for wells post payout is based on a percentage of production net of allowed deductions and varies with commodity price.

Royalties payable on production from lands other than federal, state or provincial government lands are determined through negotiations between the parties.

Sales and Transportation

Although oil and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and gas regulation. As a result, the Company cannot predict whether new regulation might be proposed.

The availability, terms and transportation significantly affect sales of oil and natural gas. The interstate transportation and sale for resale of oil and natural gas is subject to federal regulation, including regulation of terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms of access to oil and natural gas pipeline transportation. FERC’s regulations for oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil as the transportation of oil in common carrier pipelines is also subject to rate regulation by the FERC under the Intrastate Commerce Act. To the extent that effective interstate and intrastate rates are equally applicable to all comparable shippers, the Company believes that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

Project Approvals

Approvals and licenses from relevant provincial or federal government or regulatory bodies are required to carryout or make modifications to the company’s oil and gas activities. The project approval process can involve environmental assessment, stakeholder and Indigenous consultation and inputs regarding project concerns and public hearings and may included various conditions and commitments which may arise throughout the process.

In 2019, the Canadian government implemented a new environmental assessment framework in Canada under the Impact Assessment Act, which may impact the way large energy projects are approved. Though the Company does not typical own, operate, permit or construct projects which fall under the scope of the Impact Assessment Act, some of the Company’s business may rely on these projects owned, operated, permitted and constructed by others.

Investment Canada Act

The Investment Canada Act requires Government of Canada approval, in certain cases, of the acquisition of control of a Canadian business by an entity that is not controlled by Canadians. In certain circumstances, the acquisition of natural resource properties may be considered to be a transaction requiring such approval.

Environmental and Occupational Regulations

The Company is subject to many federal, state, provincial, local and tribal laws and regulations concerning occupational health and safety as well as the discharge of materials into, and the protection of, the environment. Environmental laws and regulations relate to:

•	the discharge of pollutants into federal, provincial and state waters;
•	assessing the environmental impact of seismic acquisition, drilling or construction activities;
•	the generation, storage, transportation and disposal of waste materials, including hazardous substances;
•	the emission of certain gases into the atmosphere;
•	the protection of private and public surface and ground water supplies;
•	the sourcing and disposal of water;
•	the protection of endangered species and habitat;
•	the monitoring, abandonment, reclamation and remediation of well and other sites, including former operating sites;

•	the development of emergency response and spill contingency plans; and
•	employee health and safety.

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

Operating and capital costs incurred to comply with the requirements of these laws and regulations are necessary business costs in the oil and gas industry. As a result, Ovintiv has established policies for continuing compliance with environmental laws and regulations. The Environment, Health and Safety Committee of the Board of Directors reviews and recommends environmental policy to the Board of Directors for approval and oversees compliance with government laws and regulations. Monitoring and reporting programs for environmental, health and safety performance in day-to-day operations, as well as inspections and assessments, are designed to provide assurance that environmental and regulatory standards are met. The Company has established operating procedures and training programs designed to limit the environmental impact of the Company’s field facilities and identify, communicate and comply with changes in existing laws and regulations. Contingency plans are in place for a timely response to an environmental event and remediation/reclamation programs are in place and utilized to restore the environment. In addition, the Board of Directors is advised of significant contraventions thereof, and receives updates on trends, issues or events which could have a significant impact on the Company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Executive Officers are set out in the table below:

Name	Age (1)	Years Served as Executive Officer (2)	Corporate Office

Douglas J. Suttles	60	8	Chief Executive Officer
Joanne L. Cox	54	6	Executive Vice-President, General Counsel & Corporate Secretary
Corey D. Code	47	2	Executive Vice-President & Chief Financial Officer
Gregory D. Givens	47	2	Executive Vice-President & Chief Operating Officer
Brendan M. McCracken	45	2	President
Rachel M. Moore	49	1	Executive Vice-President, Corporate Services
Renee E. Zemljak	56	11	Executive Vice-President, Midstream, Marketing & Fundamentals

(1)	As of February 10, 2021.
(2)	Includes the years served as executive officer of Encana.

Mr. Suttles was appointed Chief Executive Officer of the Company in June 2013. Prior to 2013, Mr. Suttles was an independent businessman performing consulting services in the oil and gas industry and serving on the boards of one public and one private company from 2011 until 2013. Mr. Suttles was also Chief Operating Officer at BP Exploration & Production from 2009 until 2011.

Ms. Cox was appointed Executive Vice-President, General Counsel & Corporate Secretary of the Company in January 2015. Prior to that, Ms. Cox was Senior Vice-President, General Counsel and Corporate Secretary of Precision Drilling Corporation (a public oil and gas services company) from 2008 to 2014.

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

Mr. McCracken was appointed President of the Company in December 2020. Mr. McCracken joined one of the Company’s predecessor companies in 1997 and assumed a variety of leadership roles, including his previous positions as Executive Vice-President, Corporate Development & External Affairs in September 2019 and Vice-President & General Manager of Canadian Operations in 2017.

Ms. Moore was appointed Executive Vice-President, Corporate Services of the Company in June 2020. Ms. Moore joined the Company in 2015 serving as Vice-President, Human Resources. Prior to joining the Company, Ms. Moore was Executive Vice-President, Human Resources of Savanna Energy Services Corporation (a privately held oil and gas services company) from 2010 to 2015 and was Vice President, Human Resources of Enerflex Ltd. (a public oil and gas services company) from 2003 to 2010.

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

Market Risks

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

On March 11, 2020, the World Health Organization escalated the status of the COVID-19 outbreak from epidemic to pandemic. In an effort to mitigate the spread of COVID-19, governmental authorities in the United States, Canada and around the world have implemented, among other measures, limitations on cross-border travel, restrictions on mass gatherings, stay-at-home orders and mandatory closures of non-essential businesses. In the event such restrictions remain in place for an extended period of time, the Company’s ability to maintain ordinary staffing levels, secure operational inputs, and execute on portions of its business could be impacted. Although the Company has contingency plans in place to manage the potential workplace impacts of global outbreaks, including COVID-19, restrictions implemented by governments in jurisdictions in which the Company operates could prevent employees, contractors or suppliers from accessing the Company’s properties or performing critical services, or negatively impact the availability of the Company’s key personnel. In addition, if a significant subset of the

Company’s employees are required to work remotely, the Company may experience a higher rate of cyber-attacks and exposure to vulnerabilities related to digital technologies.

Concerns over the prolonged negative effects of the COVID-19 pandemic on economic and business prospects across the world have contributed to increased market and oil price volatility and diminished expectations for the performance of the global economy. The COVID-19 pandemic has resulted in, and may continue to result in, significant market uncertainty, including substantial fluctuations in currency exchange rates, inflation, interest rates, counterparty credit and performance risk, and general levels of investing and consumption. An extended period of decreased global demand and/or oversupply of production may result in refiners curtailing operations or refinery utilization rates, which could contribute to storage constraints or a widening of price differentials in jurisdictions in which the Company operates. Further, low commodity prices could impact the value and amount of the Company’s reserves and may result in the recognition of future ceiling test impairments.

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

Worldwide prices for oil and natural gas are set in U.S. dollars. Following the U.S. Domestication, the functional currency of Ovintiv is U.S. dollars and the financial results are consolidated in U.S. dollars. However, the Canadian dollar continues to be the functional currency for Ovintiv’s Canadian subsidiaries. As Ovintiv has operations in Canada, a portion of the Company’s revenues and expenses are denominated in Canadian dollars. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could impact the Company’s revenue and expenses and have an adverse effect on the Company’s financial performance and condition.

In addition, Ovintiv’s Canadian subsidiaries may hold U.S. dollar denominated assets and liabilities. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar could result in realized and unrealized losses.

Operational Risks

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

Ovintiv has completed a number of acquisitions to strengthen its position and to create the opportunity to realize certain benefits. Acquiring oil and natural gas properties requires the Company to assess reservoir and infrastructure characteristics, including estimated recoverable reserves, future production, commodity prices, revenues, development and operating costs and potential environmental and other liabilities. Such assessments are inexact and inherently uncertain and, as such, the acquired properties may not produce as expected, may not have the anticipated reserves and may be subject to increased costs and liabilities.

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

Ovintiv is dependent on partners to fund development projects conducted through joint ventures and partnerships, which, if such funding is unavailable, may adversely affect the Company’s operations and financial condition.

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

The Company’s business is subject to the operating risks normally associated with the exploration for, development of and production of oil, NGLs and natural gas and the operation of midstream facilities. These risks include blowouts, explosions, fire, gaseous leaks or other emissions, migration of harmful substances and liquid spills, loss of well control, surface spills and uncontrolled ground releases of fluids during hydraulic fracturing or other similar activities, and acts of vandalism and terrorism, any of which could cause personal injury, result in damage to, or destruction of, oil and natural gas wells or formations or production facilities and other property, equipment and the environment, as well as interrupt operations.

In addition, all of Ovintiv’s operations will be subject to all of the risks normally incident to the transportation, processing, storing and marketing of oil, NGLs and natural gas and other related products, drilling and completion of oil and natural gas wells, and the operation and development of oil and natural gas properties, including encountering unexpected formations or pressures, premature declines of reservoir pressure or productivity, blowouts, equipment failures and other accidents, sour gas releases or other emissions, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions and other natural disasters, spills and migration of hazardous chemicals, pollution and other environmental risks.

The Company maintains insurance against some, but not all, of these risks and losses. The occurrence of a significant event against which Ovintiv is not fully insured could have a material adverse effect on the Company’s financial position.

Environmental Risks

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

Climate Change - A number of federal, provincial and state governments have announced intentions to regulate greenhouse gases and certain air pollutants. These governments are currently developing and/or implementing regulatory and policy frameworks to deliver on their announcements. The Government of Canada released their updated climate plan on December 11, 2020. The new plan announced the Government’s intention to exceed their previously released emissions reduction targets, significantly increase the carbon tax and implement substantive climate-related policy and regulation. The Government’s new plan commits Canada to exceeding Canada’s Paris Climate Agreement emissions reduction target of 30 percent below 2005 levels and achieve national net-zero emissions by 2050. Canada’s revised climate plan includes the intention to raise the Federal carbon tax from the current C$30/tonne of carbon dioxide equivalent (“CO2e”) to C$170/ tonne CO2e by 2030, increasing by C$10/tonne of CO2e a year from 2021-2023 and then increasing to C$15/tonne of CO2e per year until 2030. Additionally, the Alberta and British Columbia governments remain committed to achieving a 45 percent reduction in methane gas emissions from oil and gas operations by 2025, relative to 2014 levels, to be achieved through equipment replacement and leak detection and repair regulations. Both Alberta’s and British Columbia’s provincial industrial emission programs allow for the generation of offsets and other rebates to incent emission reduction projects and mitigate carbon tax costs which Ovintiv actively participates in. The Company expects to continue to be able to utilize these programs in the future to migrate its carbon tax costs. In the United States, policy makers at both the federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases. For example, both the U.S. Environmental Protection Agency and the U.S. Department of Interior have previously issued regulations for the control of methane emissions, which include oil and natural gas production leak detection and repair requirements. Given the new Congress and the incoming Biden Administration, it is reasonable to expect new regulations will be proposed that may impose new costs on the oil and natural gas industry in an effort to accelerate reductions of greenhouse gas emissions from both the production and consumption of energy. In addition to Federal action, many state and local officials have stated their intent to intensify efforts to regulate greenhouse gas emissions, including methane, from the oil and gas industry. Ovintiv’s cost of complying with emerging climate and cost of carbon regulations is not currently forecast to be material to the Company, however as these and additional federal and regional programs are in their early implementation stage or under development, Ovintiv is unable to predict the total future impact of the potential regulations upon its business. Therefore, it is possible that the Company could face future increases in operating costs in order to comply with legislation governing emissions. Further, certain local governments, stakeholders and other groups have made claims against companies in the oil and gas industry, including the Company, relating to the purported causes and impact of climate change. These claims have, among other things, resulted in litigation, stockholder proposals and local ballot initiatives targeted against certain companies and the oil and gas industry generally. As these claims are in their early stages, the Company is unable to assess the impact of such claims on its business, but the defense of such matters may be costly and time consuming and could have a material adverse effect on the Company’s reputation.

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

Seismic Activity - Some areas of North America are experiencing increasing localized frequency of seismic activity which has been associated with oil and gas operations. Although the occurrence and risk of seismicity in relation to oil and gas operations is generally very low, it has been linked to deep disposal of wastewater and has been correlated with hydraulic fracturing activities which has prompted legislative and regulatory initiatives intended to address these concerns. These initiatives have the potential to require additional monitoring, restrict the injection of produced water in certain disposal wells and/or modify or curtail hydraulic fracturing operations which could lead to operational delays, increase compliance costs or otherwise adversely impact the Company’s operations.

Financial and Liquidity Risk

Downgrades in Ovintiv’s credit ratings could increase its cost of capital and limit its access to capital, suppliers or counterparties.

Rating agencies regularly evaluate the Company, basing their ratings of long-term and short-term debt on a number of factors. This includes the Company’s financial strength as well as factors not entirely within its control, including conditions affecting the oil and gas industry generally and the wider state of the economy. Two of the Company’s credit ratings are below an investment-grade credit rating. There can be no assurance that the Company’s other credit ratings will not also be downgraded, including below an investment-grade credit rating.

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

As at December 31, 2020, the Company had outstanding long-term unsecured notes of $5,859 million, $352 million in outstanding commercial paper and $598 million drawn on its revolving credit facilities. The terms of the Company’s various financing arrangements, including but not limited to the indentures relating to its outstanding senior notes and its revolving credit facilities, impose restrictions on its ability and, in some cases, the ability of the Company’s subsidiaries, to take a number of actions that it or they may otherwise desire to take, including: (i) incurring additional debt, including guarantees of indebtedness; (ii) creating liens on the Company’s or its subsidiaries’ assets; and (iii) selling certain of the Company’s or its subsidiaries’ assets.

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

The Company’s ability to meet its debt obligations and service those debt obligations depends on future performance. General economic conditions, oil, NGLs or natural gas prices, and financial, business and other factors affect the Company’s operations and future performance. Many of these factors are beyond the Company’s control. If the Company is unable to satisfy its obligations with cash on hand, the Company could attempt to refinance debt or repay debt with proceeds from a public offering of securities or selling certain assets. No assurance can be given that the Company will be able to generate sufficient cash flows to pay the interest obligations on its debt, or that funds from future borrowings, equity financings or proceeds from the sale of assets will be available to pay or refinance its debt, or on terms that will be favourable to the Company. Further, future acquisitions may decrease the Company’s liquidity by using a significant portion of its available cash or borrowing capacity to finance such acquisitions, and such acquisitions could result in a significant increase in the Company’s interest expense or financial leverage if it incurs additional debt to finance such acquisitions.

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

The decision whether or not to pay dividends and the amount of any such dividends are subject to the discretion of the Board of Directors, which regularly evaluates the Company’s proposed dividend payments and the requirements under Delaware General Corporation Law (“DGCL”). In addition, the level of dividends per share of common stock will be affected by the number of outstanding shares of common stock and other securities that may be entitled to receive cash dividends or other payments. Dividends may be increased, reduced or suspended depending on the Company’s operational success and the performance of its assets. The market value of the shares of common stock may deteriorate if the Company is unable to meet dividend expectations in the future, and that deterioration may be material.

Regulation and Litigation Risk

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

Tax Risks

The Company’s ability to use net operating losses and certain other tax attributes to offset future taxable income may be limited.

The Company currently has substantial U.S. federal net operating loss (“NOL”) carry forwards with various expiration dates and other tax attributes. Our ability to use these tax attributes to reduce our future U.S. federal and state income tax obligations depends on many factors, including our future taxable income, the timing of which is uncertain. In addition, our ability to use NOL carryforwards and other tax attributes may be subject to significant limitations under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

Under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an ownership change, which is generally defined as a greater than 50 percent change in its equity ownership over a three-year period, the company’s ability to utilize U.S. NOL carryforwards and other tax attributes, may be limited. Determining the limitation under Section 382 of the Code is highly complex and the Company believes its U.S. NOL carryforwards and other tax attributes, other than tax attributes related to prior stock acquisitions, are not currently subject to a limitation as a result of an ownership change. However, it is possible that an ownership change may occur in the future which may materially impact the Company’s ability to use the U.S. NOL carryforwards and other tax attributes to reduce U.S. federal and state taxable income. Such a limitation could adversely affect the Company’s net income and cash flows.

The Reorganization may result in material Canadian federal income tax (including material Canadian “emigration tax”) and/or material U.S. federal income tax for the Company.

The U.S. Domestication, which occurred as part of the Reorganization, caused Ovintiv to cease to be resident in Canada for the purpose of the Income Tax Act (Canada) and as a result, Ovintiv was deemed to have a taxation year end immediately prior to the U.S. Domestication. Ovintiv was deemed to have disposed of each of its properties immediately before its deemed taxation year end for proceeds of disposition equal to the fair market value of such properties and be subject to an additional “emigration tax” calculated using the fair market value of its properties.

While the Company expects that the deemed disposition of Ovintiv’s properties that occurred as part of the Reorganization and the computation relevant for emigration tax will not result in any material Canadian federal income tax at the estimates of fair market value, there is no certainty that the fair market value of the properties of

Ovintiv as estimated will be accepted by Canadian federal tax authorities, which may result in additional taxes payable as a result of the Reorganization.

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

General Risks

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

In July 2020, the Company received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) and the Utah Department of Environmental Quality, Division of Air Quality (“UDAQ”). The NOV alleges violations under the federal Clean Air Act, the State of Utah’s State Implementation Plan, and the State of Utah’s air quality regulations for the oil and gas industry, at certain of the Company facilities located in the Uinta Basin. The Company has exchanged information with the EPA and UDAQ and is engaged in discussions aimed at resolving the allegations. The Company is unable to predict the financial impact of the NOV or the timing of its resolution at this time. Resolution of the matter may result in monetary sanctions of more than $300,000.

For additional information, see Note 27 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION, STOCKHOLDERS, AND DIVIDEND INFORMATION

Market Information

Ovintiv’s shares of common stock are listed and posted for trading on the NYSE and TSX under the symbol “OVV”.

Holders

The Company is authorized to issue up to 775,000,000 shares of stock consisting of: (i) 750,000,000 shares of common stock, par value US$0.01 per share, and (ii) 25,000,000 shares of preferred stock, par value US$0.01 per share. As at February 10, 2021, there were 259,860,778 shares of common stock outstanding held by 5,002 stockholders of record, and no shares of preferred stock outstanding.

Dividend Information

In 2020, the Company paid a quarterly dividend of US$0.09375 per share (2019: US$0.09375 per share) and US$0.375 per share annually (2019: US$0.375 per share annually). On February 17, 2021 the Board of Directors declared a dividend of US$0.09375 per share of Ovintiv common stock payable on March 31, 2021 to common stockholders of record as of March 15, 2021.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information concerning securities authorized for issuance under equity compensation plans is set forth in the Proxy Statement relating to the Company’s 2021 annual meeting of stockholders, which is incorporated herein by reference.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PERSONS

There were no purchases of equity securities by the issuer during the three months ended December 31, 2020.

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

The following graph compares the cumulative five-year total return to stockholders of the Company’s common shares relative to the cumulative total returns of the S&P 400 and the SPDR Oil & Gas Exploration & Production ETF (“XOP U.S. Equity”). The graph was prepared assuming $100 was invested on December 31, 2015 in the Company’s common shares, the S&P 400 and the XOP U.S. Equity, and dividends have been reinvested subsequent to the initial investment. The graph is included for historical comparative purposes only and should not be considered indicative of future share performance.

Comparison of 5-Year Cumulative Total Return Among

Ovintiv, the S&P 400 and XOP U.S. Equity

(US$100 Invested in Base Period)

Fiscal Year Ended December 31	2015	2016	2017	2018	2019	2020
Ovintiv	$100.00	$232.30	$265.20	$115.70	$95.20	$62.00
S&P 400	100.00	120.73	140.32	124.75	157.40	178.88
XOP US Equity	100.00	138.31	125.19	89.99	81.49	51.85
S&P 500 (1)	100.00	111.95	136.38	130.39	171.44	202.96
PSU Peer Group (2)	100.00	146.27	139.51	101.57	108.47	74.24

(1)

In connection with the U.S. Domestication, the Company has selected to use the Mid-Cap S&P 400 as the index includes companies that are of comparable market capitalization to Ovintiv which will replace the S&P 500 index go forward.

(2)

In connection with the U.S. Domestication, the Company has selected to use the XOP U.S. Equity index as the published industry index. In prior years the Company used select Canadian and U.S. peer companies including: Antero Resources Corporation; Apache Corporation; Baytex Energy Corporation; Cabot Oil & Gas Corporation; Canadian Natural Resources Ltd.; Chesapeake Energy Corporation; Concho Resources Inc.; Continental Resources Inc.; Crescent Point Energy Corporation; Devon Energy Corporation; Enerplus Corporation; EOG Resources Inc.; Hess Corporation; Marathon Oil Corporation; Murphy Oil Corporation; Obsidian Energy Ltd.; Pioneer Natural Resources Company; Range Resources Corporation; Southwestern Energy Company; Vermilion Energy Inc.; and Whiting Petroleum Corporation.

Item 6: Selected Financial Data

The following table sets forth selected financial data of the Company and its consolidated subsidiaries over the five-year period ended December 31, 2020, which has been derived from the Company’s audited Consolidated Financial Statements. The financial information below should be read in conjunction with Item 7 and Item 8 of this Annual Report on Form 10-K.

Year Ended December 31 (US$ millions, unless otherwise specified)	2020	2019	2018	2017	2016

Statement of Earnings Data (1)
Revenues	6,087	6,726	5,939	4,443	2,918
Impairments	5,580	-	-	-	1,396
Operating Income (Loss)	(5,397)	598	1,694	1,068	(1,881)
Gain (Loss) on Divestitures, Net	-	3	5	404	390
Net Earnings (Loss) Attributable to Common Stockholders	(6,097)	234	1,069	827	(944)

Per Share Data
Net Earnings (Loss) per Share of Common Stock
Basic & Diluted	(23.47)	0.90	5.57	4.25	(5.35)
Dividends Declared per Share of Common Stock	0.375	0.375	0.30	0.30	0.30
Weighted Average Shares of Common Stock Outstanding (millions)
Basic & Diluted	259.8	261.2	192.0	194.6	176.5

Balance Sheet Data (1)
Cash and Cash Equivalents	10	190	1,058	719	834
Total Assets	14,469	21,487	15,344	15,267	14,653
Finance Lease Obligations (2)	39	121	1,435	1,639	1,570
Long-Term Debt, Including Current Portion	6,885	6,974	4,198	4,197	4,198
Total Shareholders’ Equity	3,837	9,930	7,447	6,728	6,126

Statement of Cash Flow Data (1)
Cash From (Used In) Operating Activities	1,895	2,921	2,300	1,050	625
Non-GAAP Cash Flow (3)	1,929	2,931	2,115	1,343	838
Capital Expenditures	1,736	2,626	1,975	1,796	1,132
Net Acquisitions & (Divestitures)	(70)	(132)	(476)	(682)	(1,052)

Foreign Exchange Rates (US$ per C$1)
Average	0.746	0.754	0.772	0.771	0.755
Period End	0.785	0.770	0.733	0.797	0.745

Production Volumes
Oil (Mbbls/d)	151.5	164.4	89.9	76.3	73.7
NGLs - Plant Condensate (Mbbls/d)	52.1	52.9	39.0	26.3	20.3
Oil & Plant Condensate (Mbbls/d)	203.6	217.3	128.9	102.6	94.0
Total Oil & NGLs (Mbbls/d)	288.9	301.9	168.1	129.1	122.1
Natural Gas (MMcf/d)	1,529	1,577	1,158	1,104	1,383
Total Production (MBOE/d)	543.8	564.9	361.2	313.2	352.7

Commodity Prices, Including Realized Gains (Losses) on Risk Management
Oil ($/bbl)	44.68	57.40	56.84	49.76	48.68
NGLs - Plant Condensate ($/bbl)	40.89	51.95	49.56	48.92	39.84
Oil & Plant Condensate ($/bbl)	43.70	56.08	54.64	49.55	47.19
Total Oil & NGLs ($/bbl)	33.58	44.29	47.71	43.61	38.85
Natural Gas ($/Mcf)	2.13	2.28	2.76	2.42	2.10
Total ($/BOE)	23.82	30.05	31.06	26.51	21.69

(1)

Items that affect the comparability of the above five-year selected financial data include the January 1, 2019 adoption of ASC Topic 842, Leases, and the Newfield acquisition as described in Note 8 of the audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(2)	Upon adoption of ASC Topic 842, Leases, on January 1, 2019, The Bow office building was determined to be an operating lease.
(3)

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

Supplemental Quarterly Financial Information (Unaudited)

See Note 29 of Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10‑K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective. This MD&A should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2020 (“Consolidated Financial Statements”), which are included in Item 8 of this Annual Report on Form 10-K.

On January 24, 2020, Encana Corporation (“Encana”) completed a corporate reorganization, which included a Share Consolidation, as described in Items 1 and 2 of this Annual Report on Form 10-K and Note 1 of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Subsequent to the corporate reorganization, Ovintiv Inc. and its subsidiaries (collectively, “Ovintiv”) continue to carry on the business which was previously conducted by Encana and its subsidiaries.

Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Annual Report on Form 10-K. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Accounting Policies and Estimates
•	Non-GAAP Measures

Executive Overview

Strategy

Ovintiv is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays as part of its strategy outlined in Items 1 and 2 of this Annual Report on Form 10-K. Ovintiv is committed to growing long-term stockholder value through a combination of profitable growth and generating cash flows. The Company is pursuing the key business objectives of preserving financial strength, maximizing profitability through operational and capital efficiencies, paying sustainable dividends, and generating cash flows through a disciplined capital allocation strategy by investing in a limited number of core assets with high margin liquids. To support the Company’s business objectives, Ovintiv actively monitors and manages market volatility through the diversification of price risks and market access risks to enhance returns and maintain a consistent cash flow stream. In conjunction with Ovintiv’s focus on preserving financial strength, the Company plans to allocate all excess cash flows over the next four quarters to reduce total long-term debt.

Ovintiv is also committed to delivering results in a socially and environmentally responsible manner. Thoughtfully developed best practices are deployed across its assets, allowing the Company to capitalize on operational efficiencies and decreasing emissions intensity. The Company’s annual Sustainability Report outlining its key metrics and progress achieved relating to environmental, social, and governance practices can be found on the Company’s website.

In executing its strategy, Ovintiv focuses on its core values of One, Agile and Driven, which guide the organization to be flexible, responsive, innovative and determined. The Company is committed to excellence with a passion to drive corporate financial performance and succeed as a team.

Ovintiv continually reviews and evaluates its strategy and changing market conditions in order to maximize cash flow generation from its top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. As at December 31, 2020, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These Core Assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

For additional information on reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of this Annual Report on Form 10-K. For additional information on the segmented results, refer to Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

For the year ended December 31, 2020, the Company elected to exclude from this MD&A the discussion of the results of operations for the year ended December 31, 2018, being the earliest of the three years included in the Consolidated Financial Statements, as set forth in the SEC’s amendment to Item 303 of Regulation S-K, which was effective May 2, 2019. For additional information on the Company’s financial condition, changes in financial condition and results of operations for the year ended December 31, 2018, refer to Item 7 of the 2019 Annual Report on Form 10-K.

Highlights

In early 2020, the Company decreased its capital program for the remainder of the year to focus on production from the Core Assets generating the highest returns and/or with the lowest costs in response to the low commodity price environment resulting from the global coronavirus (“COVID-19”) pandemic and excess global oil production.

During 2020, the Company delivered significant cash from operating activities and maximized profitability through operational and capital efficiencies, while executing its reduced capital plan. Lower upstream product revenues in 2020 compared to 2019 resulted from lower average realized prices, excluding the impact of risk management activities, and lower total production volumes. Decreases in average realized liquids and natural gas prices of 34 percent and five percent, respectively, were primarily due to lower WTI and NYMEX benchmark prices. Ovintiv remains focused on optimizing realized prices from the diversification of the Company’s downstream markets.

Despite lower average commodity prices and lower production volumes for the majority of the year, the Company delivered significant cash from operating activities with a notable reduction in its capital program and reduced its total long-term debt balance. Cash from operating activities of $1,895 million included a net realized gain of $711 million on settlement of risk management positions.

Significant Developments

•

On January 24, 2020, Encana completed a corporate reorganization, which included a plan of arrangement (the “Arrangement”) that involved, among other things, a share consolidation by Encana on the basis of one post-consolidation share for each five pre-consolidation shares (the “Share Consolidation”), and Ovintiv Inc. ultimately acquired all of the issued and outstanding common shares of Encana in exchange for shares of common stock of Ovintiv Inc. on a one-for-one basis. Following completion of the Arrangement, Ovintiv Inc. migrated from Canada and became a Delaware corporation, domiciled in the U.S. (the “U.S. Domestication”). The Arrangement and the U.S. Domestication together are referred to as the “Reorganization”. Additional information on the Reorganization can be found in Note 1 of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

•

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization in response to the low commodity price environment resulting from the global pandemic and the Company’s planned reductions in capital spending. The Company incurred restructuring charges of $90 million and expects total restructuring charges to be approximately $95 million.

•

On September 1, 2020, Ovintiv closed an agreement with PetroChina Canada Ltd. (“PCC”) to terminate its joint venture with PCC and transfer the ownership and operation of certain Duvernay shale assets in west-central Alberta. In connection with the closing, Ovintiv and PCC have agreed to partition the Duvernay acreage and associated infrastructure.

•

On October 13, 2020, Ovintiv announced the start-up of the Pipestone processing facility, a natural gas processing and liquids stabilization plant owned by Keyera Partnership. Under a fee-for-service midstream agreement, the facility will provide Ovintiv with additional net processing capacity to support the Company’s condensate-rich Montney development.

Financial Results

•

Reported net loss of $6,097 million, including a non-cash ceiling test impairment of $5,580 million, before tax, net gains on risk management in revenues of $507 million, before tax, restructuring costs of $90 million, before tax, as well as a deferred income tax valuation allowance of $568 million.

•

Generated cash from operating activities of $1,895 million, Non-GAAP Cash Flow of $1,929 million and Non‑GAAP Cash Flow Margin of $9.69 per BOE. Cash from operating activities exceeded capital expenditures by $159 million.

•	Paid dividends of $0.375 per share of common stock totaling $97 million.
•	Repurchased in the open market $302 million in principal amount of the Company’s senior notes resulting in gains of $30 million.
•

Had $3.3 billion in total liquidity as at December 31, 2020, which included available credit facilities of $3.4 billion, available uncommitted demand lines of $269 million, and cash and cash equivalents of $10 million, net of outstanding commercial paper of $352 million.

•	Reported Net Debt to Adjusted EBITDA of 3.1 times.

Capital Investment

•	Reported total capital spending of $1,736 million, which was less than the updated full year 2020 investment plan of $1.8 billion.
•	Directed $1,439 million, or 83 percent, of total capital spending to the Core Assets.
•	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

•

Produced average liquids volumes of 288.9 Mbbls/d which accounted for 53 percent of total production volumes. Average oil and plant condensate volumes of 203.6 Mbbls/d, or 70 percent of total liquids production volumes, exceeded full year 2020 expectation of 200.0 Mbbls/d.

•	Produced average natural gas volumes of 1,529 MMcf/d which accounted for 47 percent of total production volumes.

Operating Expenses

•

Incurred Total Costs in 2020 of $2,313 million, or $11.60 per BOE, a decrease of $289 million or $0.99 per BOE compared to 2019. Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items in 2020 impacting Total Costs include:

o

Lower upstream operating expenses, excluding long-term incentive costs, in 2020 compared to 2019 of $118 million, primarily due to lower activity as a result of the economic downturn and cost saving initiatives including workforce reductions, as well as operating efficiencies achieved in 2020;

o	Lower production, mineral and other taxes, in 2020 compared to 2019 of $81 million, primarily due to lower commodity prices;
o

Lower administrative expenses, excluding long-term incentive costs, restructuring costs and current expected credit losses, in 2020 compared to 2019 of $47 million, primarily due to cost saving initiatives including the 2020 workforce reduction and synergies achieved in 2020; and

o

Lower upstream transportation and processing expenses in 2020 compared to 2019 of $43 million, primarily due to the expiration of certain transportation contracts and the sale of the Arkoma natural gas assets.

•	Total Operating Expenses in 2020 of $11,484 million increased by $5,356 million primarily due to the non-cash ceiling test impairments of $5,580 million.

Additional information on Total Costs items and Total Operating Expenses above can be found in the Results of Operations section of this MD&A.

Subsequent Event

In February 2021, the Company agreed to sell its Duvernay assets for approximately $263 million, which includes about $12 million in contingency payments based on future commodity prices. The sale is subject to ordinary closing conditions, regulatory approvals and other adjustments, and is expected to close in the second quarter of 2021.

2021 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflects global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

In early 2020, governments worldwide took action to contain the effects of the COVID-19 pandemic by partially closing economies. During the midst of the pandemic, Saudi Arabia and Russia failed to reach an agreement on production cuts, resulting in a price war which intensified the oversupply of oil. As a result of the COVID-19 pandemic and the price war, global crude oil demand fell significantly while product storage facilities filled up at unprecedented rates with supply materially exceeding demand. In April 2020, OPEC and a group of 10 non-OPEC member nations (collectively, “OPEC+”) agreed to cut oil production through April 2022 to address the existing imbalance of global supply and demand, with the deepest cuts in May and June 2020, and easing off afterwards over the remaining agreement period.

As the imbalance of global supply and demand in oil markets grew increasingly pronounced, the oil and gas industry responded by reducing capital spending and implementing market-based supply shut-ins. Global restrictions began to ease in the latter half of the second quarter, and consequently oil demand increased, supporting a modest recovery of oil prices.  However, oil demand did not return to pre-pandemic levels by the end of the year. Certain economic sectors are still restricted and additional lockdowns due to the resurgence of COVID-19 in some countries continue to impact oil demand. Given the market conditions, capital spending in the oil and gas industry is not expected to increase significantly in 2021 and production is likely to remain flat.

Commodity prices during 2021 will continue to be impacted by the global containment of the virus, pace of economic recovery, as well as changes to OPEC+ production levels. There is increased economic optimism going into 2021 as governments worldwide distribute the COVID-19 vaccines. As well, in January 2021, Saudi Arabia announced a significant unilateral production cut in addition to OPEC+ reaffirming current production cut levels, which extend through March 2021. OPEC+ continues to meet regularly to review the state of global oil supply, demand and inventory levels. Despite signs of economic recovery centered on the COVID-19 vaccine and the production cuts, oil markets remain volatile.

Natural Gas Markets

Natural gas prices in 2021 will be affected by changes in both supply and demand and the effects of seasonal weather. Higher-than-average inventory levels from oversupply in 2020 and lower demand have prolonged the downward pressure on natural gas prices, which remain volatile in both Canada and the U.S. from uncertainties stemming from the COVID-19 pandemic and weather. Natural gas prices continue to be impacted by lower associated natural gas production resulting from declines in North American oil production due to low oil prices, as well as a slow demand recovery and seasonal fluctuations.

Company Outlook

Despite the low commodity price environment experienced in the first half of the year and modest recovery in the second half, Ovintiv delivered on its reduced full year capital plan while generating positive Non-GAAP Cash Flow in excess of capital expenditures. In response to the rapid decline in crude oil prices witnessed in early 2020, the Company took immediate action to reduce its second quarter 2020 capital investments by $500 million. Concurrently, the Company ceased operating 16 drilling rigs and shut in total production of 32 MBOE/d, which further reduced the Company’s expected 2020 capital investment profile. By the end of the fourth quarter, previously shut-in and curtailed production were back on-line.

In conjunction with the reduction to its 2020 capital investment, Ovintiv also implemented cost saving measures, which reduced full year 2020 costs by nearly $300 million. The Company will continue to exercise discretion and discipline to optimize capital allocation in 2021 as oil demand recovers and the commodity price environment evolves. Ovintiv pursues innovative ways to reduce upstream operating and administrative expenses and expects to benefit from efficiency improvements to maximize cash flows.

Markets for crude oil and natural gas are exposed to different price risks and are inherently volatile. While the market price for crude oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. To mitigate price volatility and help sustain revenues, particularly during periods of low commodity prices, the Company enters into derivative financial instruments. As at January 31, 2021, the Company has hedged approximately 127.0 Mbbls/d of expected crude oil and condensate production and 1,038 MMcf/d of expected natural gas production for 2021. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital Investment

The Company plans to spend approximately $1.5 billion on its 2021 capital investment program, with the majority allocated to the Core Assets with a focus on maximizing returns from high margin liquids to optimize operating cash flows. Ovintiv will continue to evaluate its capital investment plans as the global economic environment evolves.

Ovintiv continually strives to improve well performance and lower costs through innovative techniques. Operating initiatives such as applying Simul-Frac techniques, a process of fracking pairs of wells at the same time instead of a single well, increases operational efficiencies and contributes to well cost savings. Ovintiv's large-scale cube development model utilizes multi-well pads and advanced completion designs to maximize returns and resource recovery from its reservoirs. The impact of Ovintiv’s disciplined capital program and continuous innovation create flexibility to allocate capital in changing commodity markets and to maximize cash flows while preserving the long-term value of the Company’s multi-basin portfolio.

Production

Ovintiv is strategically positioned in the current economic environment to maintain a flat liquids production profile while generating cash flows in excess of capital expenditures. In 2021, the Company expects to maintain average oil and plant condensate production volumes of approximately 200.0 Mbbls/d, other NGLs production volumes of approximately 80.0 Mbbls/d and natural gas production volumes of approximately 1,550 MMcf/d.

Operating Expenses

In response to the low commodity price environment during the majority of 2020, Ovintiv implemented cost saving measures to reduce its full year costs. These cost savings primarily include reductions to operating expenses reflected in Total Costs of about $200 million and reductions in other costs. During June 2020, Ovintiv reduced its workforce to better align staffing levels and organizational structure with the Company’s planned activity levels. By the end of 2020, the reduction in the Company’s workforce and other cost saving measures have resulted in cost savings of nearly $300 million. The Company expects to benefit from its cost saving measures throughout 2021.

Total Costs per BOE is expected to increase slightly for 2021 primarily due to higher production taxes resulting from expected strengthening of commodity prices, higher transportation and processing costs relating to new agreements, and the effects of foreign exchange rate changes, partially offset by sustainable cost saving measures. For 2021, Ovintiv expects Total Costs of approximately $12.25 per BOE to $12.50 per BOE. Total Costs is defined in the Non-GAAP Measures section of this MD&A.

Other Expenses and Impairments

Full year cost savings included reductions to cash outflows and other expenses, such as interest expense. Following the 2020 open market repurchases of $302 million in principal amount of Ovintiv’s fixed rate senior notes, the Company expects to incur lower interest expense of approximately $10 million on an annualized basis on the reduced fixed long-term debt balances.

Ovintiv remains focused on strengthening its balance sheet and liquidity position. In the second quarter of 2020, the Company committed to allocate all excess cash flows to reducing its total long-term debt and expects to achieve total long-term debt reduction of at least $1.25 billion by the end of 2021, exceeding the original announced debt reduction target of $1.0 billion. To date, the Company has repaid $481 million towards its total 2021 long-term debt reduction target. Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the Liquidity and Capital Resources section of this MD&A, respectively.

If a low oil price environment persists for an extended period of time, Ovintiv may be subject to additional impairments of its oil and natural gas properties and other long-term assets. Additional information on the Company’s ceiling test impairment can be found in the Results of Operations section of this MD&A.

Additional information on Ovintiv’s 2021 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

Environmental, Social and Governance

Ovintiv recognizes the importance of reducing its environmental footprint and voluntarily participates in emission reduction programs. The Company has targeted a 33 percent reduction in methane intensity to be achieved by the end of 2025 and this target will be tied to its annual incentive compensation program beginning in 2021. Additional information on Ovintiv’s environmental, social and governance practices are outlined in Items 1 and 2 of this Annual Report on Form 10-K, as well as in Ovintiv’s annual Sustainability Report on the Company’s website.

Results of Operations

Selected Financial Information

($ millions)	2020	2019 (1)

Product and Service Revenues
Upstream product revenues	$4,044	$5,847
Market optimization	1,459	1,159
Service revenues	6	7
Total Product and Service Revenues	5,509	7,013

Gains (Losses) on Risk Management, Net	507	(361)
Sublease Revenues	71	74
Total Revenues	6,087	6,726

Total Operating Expenses (2)	11,484	6,128
Operating Income (Loss)	(5,397)	598
Total Other (Income) Expenses	333	283
Net Earnings (Loss) Before Income Tax	(5,730)	315
Income Tax Expense (Recovery)	367	81

Net Earnings (Loss)	$(6,097)	$234
(1)

Subsequent to the completion of the Newfield acquisition on February 13, 2019, the post-acquisition results of the operations of Newfield are included in the Company’s consolidated results beginning February 14, 2019.

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

Benchmark Prices

(average for the period)	2020	2019

Oil & NGLs
WTI ($/bbl)	$39.40	$57.03
Houston ($/bbl)	41.05	62.12
Edmonton Condensate (C$/bbl)	49.45	70.15

Natural Gas
NYMEX ($/MMBtu)	$2.08	$2.63
AECO (C$/Mcf)	2.24	1.62
Dawn (C$/MMBtu)	2.50	3.19

Production Volumes and Realized Prices

	Production Volumes (1)		Realized Prices (2)
	2020	2019	2020	2019

Oil (Mbbls/d, $/bbl)
USA Operations	150.9	162.3	$36.84	$56.19
Canadian Operations	0.6	0.6	32.58	53.19
China Operations (3)	-	1.5	-	66.37
Total	151.5	164.4	36.83	56.27

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.1	10.5	26.68	44.05
Canadian Operations	41.0	42.4	35.87	51.79
Total	52.1	52.9	33.92	50.25

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	70.3	67.9	9.52	11.44
Canadian Operations	15.0	16.7	11.53	11.11
Total	85.3	84.6	9.87	11.37

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	232.3	240.7	28.09	43.04
Canadian Operations	56.6	59.7	29.40	40.36
China Operations (3)	-	1.5	-	66.37
Total	288.9	301.9	28.34	42.63

Natural Gas (MMcf/d, $/Mcf)
USA Operations	529	547	1.60	1.90
Canadian Operations	1,000	1,030	2.01	2.01
Total	1,529	1,577	1.87	1.97

Total Production (MBOE/d, $/BOE)
USA Operations	320.5	331.9	23.00	34.36
Canadian Operations	223.3	231.5	16.42	19.35
China Operations (3)	-	1.5	-	66.37
Total	543.8	564.9	20.30	28.29

Production Mix (%)
Oil & Plant Condensate	37	38
NGLs – Other	16	15
Total Oil & NGLs	53	53
Natural Gas	47	47

Production Change – Year Over Year (%) (4)
Total Oil & NGLs	(4)	80
Natural Gas	(3)	36
Total Production	(4)	56

Core Assets Production
Oil (Mbbls/d)	106.3	109.3
NGLs – Plant Condensate (Mbbls/d)	46.3	44.7
NGLs – Other (Mbbls/d)	75.8	73.8
Total Oil & NGLs (Mbbls/d)	228.4	227.8
Natural Gas (MMcf/d)	1,373	1,353
Total Production (MBOE/d)	457.2	453.5
% of Total Production	84	80
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)

Effective July 31, 2019, the production sharing contract with China National Offshore Oil Corporation (“CNOOC”) was terminated and the Company exited its China Operations. Production from China Operations is presented for the period from February 14, 2019 through July 31, 2019.

(4)	Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total (1)

2019 Upstream Product Revenues	$3,376	$971	$351	$1,136	$5,834
Increase (decrease) due to:
Sales prices	(1,068)	(310)	(47)	(57)	(1,482)
Production volumes	(266)	(14)	4	(32)	(308)
2020 Upstream Product Revenues	$2,042	$647	$308	$1,047	$4,044
(1)	Revenues for 2019 exclude certain other revenue and royalty adjustments with no associated production volumes of $13 million.

Oil Revenues

2020 versus 2019

Oil revenues decreased $1,334 million compared to 2019 primarily due to:

•

Lower average realized oil prices of $19.44 per bbl, or 35 percent, decreased revenues by $1,068 million. The decrease reflected lower Houston and WTI benchmark prices which were down 34 percent and 31 percent, respectively, and weakening regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 12.9 Mbbls/d decreased revenues by $266 million. Lower volumes were primarily due to natural declines in Eagle Ford, Anadarko and Uinta (15.6 Mbbls/d), production shut-ins due to the economic downturn (3.0 Mbbls/d) and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 (1.4 Mbbls/d), partially offset by the Newfield acquisition in 2019 (8.7 Mbbls/d).

NGL Revenues

2020 versus 2019

NGL revenues decreased $367 million compared to 2019 primarily due to:

•

Lower average realized plant condensate prices of $16.33 per bbl, or 32 percent, decreased revenues by $310 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were down 31 percent and 30 percent, respectively, as well as declines in regional pricing relative to the WTI benchmark price;

•	Lower average realized other NGL prices of $1.50 per bbl, or 13 percent, decreased revenues by $47 million reflecting lower other NGL benchmark prices and lower regional pricing in the USA Operations;
•

Lower average plant condensate production volumes of 0.8 Mbbls/d decreased revenues by $14 million. Lower volumes were primarily due to natural declines in Duvernay (2.1 Mbbls/d), partially offset by successful drilling in Montney (1.4 Mbbls/d); and

•

Higher average other NGL production volumes of 0.7 Mbbls/d increased revenues by $4 million. Higher volumes were primarily due to the Newfield acquisition in 2019 (4.3 Mbbls/d), partially offset by natural declines in Anadarko and Eagle Ford (3.7 Mbbls/d).

Natural Gas Revenues

2020 versus 2019

Natural gas revenues decreased $89 million compared to 2019 primarily due to:

•

Lower average realized natural gas prices of $0.10 per Mcf, or five percent, decreased revenues by $57 million. The decrease reflected lower Dawn and NYMEX benchmark prices which were down 22 percent and 21 percent, respectively, partially offset by a higher AECO benchmark price which was up 38 percent and strengthening of regional pricing in USA Operations; and

•

Lower average natural gas production volumes of 48 MMcf/d decreased revenues by $32 million primarily due to natural declines in Anadarko, Duvernay and Eagle Ford (47 MMcf/d), the sale of the Arkoma natural gas assets in the third quarter of 2019 (35 MMcf/d) and increased third-party plant downtime in Montney (12 MMcf/d), partially offset by the Newfield acquisition in 2019 (44 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Additional information on the Company’s commodity price positions as at December 31, 2020 can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table provides the effects of the Company’s risk management activities on revenues.

	$ millions		Per-Unit
	2020	2019	2020	2019

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$435	$68	$7.85	$1.13
NGLs - Plant Condensate ($/bbl)	133	33	$6.97	$1.70
NGLs - Other ($/bbl)	(14)	82	$(0.46)	$2.67
Natural Gas ($/Mcf)	148	180	$0.26	$0.31
Other (2)	9	6	$-	$-
Total ($/BOE)	711	369	$3.52	$1.76

Unrealized Gains (Losses) on Risk Management	(204)	(730)
Total Gains (Losses) on Risk Management, Net	$507	$(361)
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

Market Optimization Revenues

Market Optimization product revenues relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. Ovintiv also purchases and sells third-party volumes under marketing arrangements associated with the Company’s previous divestitures.

($ millions)	2020	2019

Market Optimization	$1,459	$1,159

2020 versus 2019

Market Optimization product revenues increased $300 million compared to 2019 primarily due to:

•

Higher sales of third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($747 million) and higher sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($67 million);

partially offset by:

•	Lower oil and NYMEX benchmark prices, as well as lower regional natural gas pricing ($514 million).

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

	$ millions		$/BOE
	2020	2019	2020	2019

USA Operations	$158	$238	$1.34	$1.96
Canadian Operations	15	16	$0.18	$0.19
Total	$173	$254	$0.87	$1.23

2020 versus 2019

Production, mineral and other taxes decreased $81 million compared to 2019 primarily due to:

•

Lower production tax in USA Operations due to lower commodity prices ($71 million), as well as the sale of the Arkoma natural gas assets and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 ($2 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
	2020	2019	2020	2019

USA Operations	$453	$466	$3.86	$3.85
Canadian Operations	829	859	$10.12	$10.16
Upstream Transportation and Processing	1,282	1,325	$6.44	$6.42

Market Optimization	220	233
Total	$1,502	$1,558

2020 versus 2019

Transportation and processing expense decreased $56 million compared to 2019 primarily due to:

•

The expiration of certain transportation contracts in the USA Operations as well as expired contracts relating to decommissioned and previously divested assets, the sale of the Arkoma natural gas assets in the third quarter of 2019, the decommissioning of Deep Panuke, lower U.S/Canadian dollar exchange rate and lower flow-through operating costs due to a third-party plant turnaround in Montney in 2019;

partially offset by:

•

Higher costs from increased production volumes relating to the Newfield acquisition in 2019 and the diversification of the Company’s downstream markets, as well as rate escalation in certain transportation contracts relating to previously divested assets.

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which the Company has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
	2020	2019	2020	2019

USA Operations	$485	$566	$4.12	$4.65
Canadian Operations	100	125	$1.21	$1.46
China Operations (1)	-	16	$-	$27.79
Upstream Operating Expense (2)	585	707	$2.92	$3.41

Market Optimization	22	28
Corporate & Other	(2)	(3)
Total	$605	$732
(1)

Effective July 31, 2019, the production sharing contract with CNOOC was terminated and the Company exited its China Operations. Upstream Operating Expense from China Operations is presented for the period from February 14, 2019 through July 31, 2019.

(2)	2020 Upstream Operating Expense per BOE includes long-term incentive costs of $0.04/BOE (2019 - long-term incentive costs of $0.06/BOE).

2020 versus 2019

Operating expense decreased $127 million compared to 2019 primarily due to:

•

Decreased activity mainly as a result of the economic downturn and cost saving initiatives ($110 million), lower salaries and benefits due to decreased headcount ($51 million), the sale of the Arkoma natural gas assets and the termination of the Company’s production sharing contract in its China Operations in the third quarter of 2019 ($25 million), as well as lower long-term incentive costs resulting from a higher decrease in the Company’s share price in 2020 compared to 2019 ($6 million);

partially offset by:

•	Lower capitalization of overhead costs ($63 million) and the Newfield acquisition in 2019 ($11 million).

Additional information on the Company’s long-term incentives can be found in Note 22 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. The Company also purchases and sells third-party volumes under marketing arrangements associated with the Company’s previous divestitures.

($ millions)	2020	2019

Market Optimization	$1,366	$1,043

2020 versus 2019

Purchased product expense increased $323 million compared to 2019 primarily due to:

•

Higher third-party purchased liquid volumes primarily relating to price optimization activities in the USA Operations ($744 million) and higher third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($60 million);

partially offset by:

•	Lower oil and NYMEX benchmark prices, as well as lower regional natural gas pricing ($481 million).

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

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of this MD&A.

	$ millions		$/BOE
	2020	2019	2020	2019

USA Operations	$1,378	$1,593	$11.75	$13.15
Canadian Operations	427	383	$5.21	$4.53
Upstream DD&A	1,805	1,976	$9.06	$9.61

Corporate & Other	29	39
Total	$1,834	$2,015

2020 versus 2019

DD&A decreased $181 million compared to 2019 primarily due to:

•

Lower depletion rates in the USA Operations ($165 million) and lower production volumes in the USA and Canadian Operations ($50 million and $12 million, respectively), partially offset by higher depletion rates in the Canadian Operations ($60 million).

The depletion rate in the USA Operations decreased $1.40 per BOE compared to 2019 primarily due to the ceiling test impairments recognized in the second and third quarter of 2020. The depletion rate in the Canadian Operations increased $0.68 per BOE, compared to 2019 primarily due to a higher depletable base.

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

In 2020, the Company recognized a before-tax non-cash ceiling test impairment of $5,580 million in the USA Operations. The non-cash ceiling test impairments primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
2020	39.62	49.77	1.98	2.13
2019	55.93	68.80	2.58	1.76
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

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

The Company has calculated the estimated effects that certain price changes would have had on its ceiling test impairment for the period ended December 31, 2020. Using forecast commodity prices as at December 31, 2020, for the three months ending March 31, 2021, the estimated 12-month average trailing prices for the period ended December 31, 2020 would have been $38.00 per bbl for WTI, C$47.17 per bbl for Edmonton Condensate, $2.26 per MMBtu for Henry Hub and C$2.51 per MMBtu for AECO. Based on these estimated prices, a ceiling test impairment of less than $150 million for the USA Operations could be recognized in the first quarter of 2021. If a low commodity price environment is sustained, further ceiling test impairments and related allowances on deferred tax assets may be recognized.

The additional estimated before-tax ceiling test impairment is not expected to impact proved undeveloped reserves for the USA Operations. Due to uncertainties in estimating proved reserves, the additional before-tax ceiling test impairment described and resulting implications may not be indicative of Ovintiv’s future development plans, operating or financial results.

The Company believes that the discounted after-tax future net cash flows from proved reserves required to be used in the ceiling test calculation are not indicative of the fair market value of Ovintiv’s oil and natural gas properties or the future net cash flows expected to be generated from such properties. The discounted after-tax future net cash flows do not consider the fair market value of unamortized unproved properties, or probable or possible liquids and natural gas reserves. In addition, there is no consideration given to the effect of future changes in commodity prices. Ovintiv manages its business using estimates of reserves and resources based on forecast prices and costs. Additional information on the ceiling test calculation can be found in Note 10 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. Costs primarily include salaries and benefits, operating lease, office, information technology, restructuring and long-term incentive costs.

	$ millions		$/BOE
	2020	2019	2020	2019

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs and Current Expected Credit Losses (1)	$281	$328	$1.41	$1.59
Long-term incentive costs	23	23	0.12	0.11
Restructuring costs	90	138	0.45	0.67
Current expected credit losses (2)	1	-	-	-
Total Administrative	$395	$489	$1.98	$2.37
(1)	Includes $110 million related to The Bow office lease, half of which is recovered from sublease revenues (2019 - $113 million).
(2)

On January 1, 2020, Ovintiv adopted ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments” under Topic 326. Further details on the adoption of ASU 2016-13 can be found in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2020 versus 2019

Administrative expense in 2020 decreased $94 million compared to 2019 primarily due to lower restructuring costs incurred in 2020 ($48 million), lower salaries and benefits due to decreased headcount ($18 million), lower consulting costs ($12 million) and lower non-recurring integration and administrative expenses relating to the Newfield acquisition in 2019 ($11 million).

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

Other (Income) Expenses

($ millions)	2020	2019

Interest	$371	$382
Foreign exchange (gain) loss, net	17	(119)
(Gain) loss on divestitures, net	-	(3)
Other (gains) losses, net	(55)	23
Total Other (Income) Expenses	$333	$283

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2020 versus 2019

Interest expense decreased $11 million compared to 2019 primarily due to:

•

Lower interest expense resulting from the repayment of the Company’s $500 million senior note in the second quarter of 2019 ($13 million) and interest savings related to open market repurchases in 2020 ($11 million);

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

2020 versus 2019

In 2020, the Company recorded a net foreign exchange loss of $17 million compared to a gain in 2019 of $119 million primarily due to:

•

Unrealized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada compared to gains in 2019 ($258 million) and realized foreign exchange losses on intercompany notes and the settlement of U.S. dollar financing debt issued from Canada compared to gains in 2019 ($76 million and $26 million, respectively);

partially offset by:

•	Unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2019 ($223 million).

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

Other gains in 2020 primarily includes gains of $30 million, relating to the repurchase of the Company’s fixed long-term debt on the open market as discussed in the Liquidity and Capital Resources section of this MD&A and interest income of $5 million.

Other losses in 2019 primarily included legal fees and transaction costs related to the Newfield acquisition of $33 million, partially offset by interest income on short-term investments of $10 million.

Income Tax

($ millions)	2020	2019

Current Income Tax Expense (Recovery)	$(14)	$(13)
Deferred Income Tax Expense (Recovery)	381	94
Income Tax Expense (Recovery)	$367	$81

Effective Tax Rate (1)	(6.4%)	25.7%
(1)	Following the U.S. Domestication as described in the Highlights section of this MD&A, the applicable statutory rate became the U.S. federal income tax rate of 21 percent.

Income Tax Expense (Recovery)

2020 versus 2019

In 2020, income tax expense increased $286 million compared to 2019, which included an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets, partially offset by the tax benefit resulting from current year losses arising from non-cash ceiling test impairments and a lower effective tax rate due to the current year valuation allowance discussed below.

Deferred income tax assets are routinely assessed for realizability. During 2020, the Company determined, after weighing both positive and negative evidence, that a valuation allowance should be recorded to reduce the associated deferred tax assets in the United States and in Canada. The Company is in a cumulative three-year loss position as of December 31, 2020 in both the United States and Canada. The cumulative losses and increased uncertainty in the timing as to when the realization of deferred tax assets will occur, is significant negative evidence to overcome, and consequently, it is more likely than not that the deferred tax assets will not be realizable. If it is determined that the deferred tax assets are realizable in the future, a reduction in the valuation allowance will be recorded. Additional information on the determination of the valuation allowance can be found in Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As part of the U.S. Domestication in the first quarter of 2020, Ovintiv recognized a capital loss and recorded a deferred income tax benefit in the amount of $1.2 billion for Canadian income tax purposes due to the decline in the Company’s share value compared to the historical tax basis of its properties that were transferred as part of the U.S. Domestication. Ovintiv assessed the realizability of these capital losses against capital gains and concluded that it is more likely than not that the deferred tax asset will not be realizable. Therefore, Ovintiv has recorded a corresponding valuation allowance against the deferred tax asset.  If it is determined the capital loss can be utilized at a future date, a reduction in the valuation allowance will be recorded.

Effective Tax Rate

The Company’s annual effective income tax rate is primarily impacted by earnings, valuation allowances related to current year losses, state taxes, income tax related to foreign operations, the effect of legislative changes, non-taxable capital gains and losses, and tax differences on divestitures and transactions. Additional information on income taxes can be found in Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company’s effective tax rate was (6.4) percent for 2020, which is lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded relating to current year losses arising from ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets.

The effective tax rate of 25.7 percent for 2019, was higher than the U.S. federal statutory tax rate of 21 percent primarily due to state taxes and the re-measurement of the Company’s deferred tax position resulting from the Alberta corporate tax rate reduction, partially offset by partnership tax allocations in excess of funding in Canada as well as the resolution of certain tax items relating to prior taxation years.  On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a phased-in reduction of the Alberta corporate tax rate from 12 percent to eight percent over a period of four years. During 2019, the deferred tax expense of $94 million included an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta tax rate reduction.

On June 29, 2020, Alberta announced the previously phased-in rate reduction will be accelerated with the Alberta rate reducing to eight percent effective July 1, 2020. This legislation was enacted in December 2020 and the impact resulting from the announcement was not material for the Company’s tax position.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations or to manage its capital structure as discussed below. At December 31, 2020, $5.0 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

The Company’s capital structure consists of total shareholders’ equity plus long-term debt, including any current portion. The Company’s objectives when managing its capital structure are to maintain financial flexibility to preserve Ovintiv’s access to capital markets and its ability to meet financial obligations and finance internally generated growth, as well as potential acquisitions. Ovintiv has a practice of maintaining capital discipline and strategically managing its capital structure by adjusting capital spending, adjusting dividends paid to shareholders, issuing new shares of common stock, purchasing shares of common stock for cancellation, issuing new debt, repaying or repurchasing existing debt.

($ millions, except as indicated)	2020	2019

Cash and Cash Equivalents	$10	$190
Available Credit Facilities (1)	3,402	4,000
Available Uncommitted Demand Lines (2)	269	199
Issuance of U.S. Commercial Paper	(352)	(698)
Total Liquidity	$3,329	$3,691

Long-Term Debt, including current portion (3)	$6,885	$6,974
Total Shareholders’ Equity (4)	$3,837	$9,930

Debt to Capitalization (%) (5)	64	41
Debt to Adjusted Capitalization (%) (6)	37	28
(1)	Includes available credit facilities of $2.1 billion (2019 - $1.5 billion) in the U.S. and $1.3 billion (2019 - $2.5 billion) in Canada as at December 31, 2020 (collectively, the “Credit Facilities”).
(2)	Includes three uncommitted demand lines totaling $336 million, net of $67 million in related undrawn letters of credit (2019 - $331 million and $132 million, respectively).
(3)	Long-Term Debt as at December 31, 2020, includes outstanding U.S. CP totaling $352 million and $598 million drawn on the Credit Facilities.
(4)	Shareholders’ Equity reflects the common shares purchased, for cancellation, under the Company’s 2019 NCIB and substantial issuer bid programs.

(5)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(6)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $4.0 billion, which include a $2.5 billion revolving credit facility for Ovintiv Inc. and a $1.5 billion revolving credit facility for a Canadian subsidiary, both maturing in July 2024. The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital program. At December 31, 2020, $405 million and $193 million were outstanding under the revolving credit facility for Ovintiv Inc. and for the Canadian subsidiary, respectively.

During 2020, Ovintiv’s credit rating was downgraded to below investment grade by one of its credit rating agencies following updates to commodity price assumptions used by the rating agency. As a result of the downgrade, the cost of short-term borrowing on the revolving credit facility for Ovintiv Inc. has increased marginally. Ovintiv continues to have full access to its Credit Facilities and the credit rating downgrade has not impacted the Company’s ability to fund its operations or capital program. While Ovintiv currently has both investment and non-investment grade credit ratings, further reductions in the Company’s credit ratings could increase the cost of short-term borrowings on the existing Credit Facilities or other sources of liquidity and limit access to the Company’s commercial paper program. A prolonged period of low commodity prices and the global impact of the COVID-19 pandemic could affect the Company’s credit ratings in the future.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at December 31, 2020, the Company had approximately $352 million of commercial paper outstanding under its U.S. CP programs with an average remaining term of approximately 38 days and a weighted average interest rate of approximately 1.04 percent, which is supported by the Company’s Credit Facilities. As a result of the Company’s recent credit rating downgrade, the Company’s access to commercial paper may be limited. If future access to the U.S. CP programs is unavailable when the outstanding commercial paper comes due, the Company intends to repay any maturing balances using advances from the Company’s Credit Facilities or available cash on hand.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $3.3 billion. At December 31, 2020, Ovintiv also had approximately $68 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities. Further downgrades in the Company’s credit ratings could trigger additional collateral requirements to support existing agreements and such amounts could be material.

In 2020, Ovintiv filed a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At December 31, 2020, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the U.S. shelf registration statement or Canadian shelf prospectus is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted capitalization to be less than 60 percent. As at December 31, 2020, the Company’s Debt to Adjusted Capitalization was 37 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Ovintiv does not expect the current COVID-19 pandemic to impact the Company’s ability to remain in compliance with its financial covenants under the Credit Facilities. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Sources and Uses of Cash

During 2020, the Company primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

($ millions)	Activity Type	2020	2019

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$1,895	$2,921
Proceeds from divestitures	Investing	89	197
Corporate acquisition, net of cash and restricted cash acquired	Investing	-	94
Net issuance of revolving long-term debt	Financing	252	698
		2,236	3,910

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	1,736	2,626
Acquisitions	Investing	19	65
Repayment of long-term debt (1)	Financing	272	500
Purchase of shares of common stock	Financing	-	1,250
Dividends on shares of common stock	Financing	97	102
Other	Investing/Financing	287	240
		2,411	4,783
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(5)	5
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(180)	$(868)
(1)	Includes open market repurchases.

Operating Activities

Net cash from operating activities in 2020 was $1,895 million and was primarily a reflection of the impacts from lower average realized commodity prices and production volumes, partially offset by the Newfield acquisition in 2019, the effects of the commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 26 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in 2020 was $1,929 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

2020 versus 2019

Net cash from operating activities decreased $1,026 million compared to 2019 primarily due to:

•	Lower realized commodity prices ($1,482 million), lower production volumes ($308 million) and higher decommissioning payments primarily related to Deep Panuke ($69 million);

partially offset by:

•

Higher realized gains on risk management in revenues ($342 million), lower operating expenses, excluding non-cash long-term incentive costs ($152 million), lower administrative expense, excluding non-cash long-term incentive costs and current expected credit losses ($105 million), which includes restructuring costs of $48 million, lower production, mineral and other taxes ($81 million), lower transportation and processing expenses ($56 million), changes in non-cash working capital ($52 million) and acquisition costs incurred in 2019 ($33 million).

Investing Activities

The Company’s primary investing activities are capital expenditures, divestitures and acquisitions, and are summarized in Notes 2, 8 and 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2020 and 2019

Net cash used in investing activities in 2020 was $1,864 million primarily due to capital expenditures. Capital expenditures decreased $890 million compared to 2019 due to the Company’s reduced capital program in response to the volatile market conditions in 2020, as discussed in the 2021 Outlook section of this MD&A.

Acquisitions in 2020 were $19 million, which primarily included property purchases with oil and liquids rich potential. Acquisitions in 2019 were $65 million, which primarily included seismic purchases, water rights and property purchases with liquids-rich potential.

Corporate acquisition in 2019 was $94 million which reflected the net cash acquired upon the Newfield business combination.

Divestitures in 2020 were $89 million, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets. Divestitures in 2019 were $197 million, which primarily included the sale of the Company’s Arkoma natural gas assets in Oklahoma, comprising approximately 140,000 net acres. Proceeds from the sale of the Arkoma natural gas assets were used to reduce the Company’s long-term debt.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategy to enhance liquidity, strengthen its balance sheet by repaying or repurchasing existing debt, and returning value to stockholders through the purchase of shares of common stock and paying dividends.

2020 versus 2019

Net cash used in financing activities in 2020 decreased $1,032 million compared to 2019. The decrease was primarily due to the purchase of common shares under a NCIB and substantial issuer bid in 2019 ($1,250 million) as discussed in more detail below, and the repayment of long-term debt in 2019 ($500 million), partially offset by a decrease in net issuance of revolving long-term debt in 2020 ($446 million) and the open market repurchases of long-term debt in 2020 ($272 million) as discussed below.

From time to time, Ovintiv may seek to retire or purchase the Company’s outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. In 2020, the Company repurchased $302 million in principal amount of its senior notes in the open market for an aggregate cash payment of approximately $272 million, plus accrued interest, and recognized gains of approximately $30 million. Ovintiv utilized funds available from the Company’s credit facilities, cash on hand and cash from implementing cost savings initiatives to complete these open market repurchases. For additional information on the open market repurchases, refer to Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company’s long-term debt, including the current portion of $518 million which is due November 2021, totaled $6,885 million at December 31, 2020 (2019 - $6,974 million). There was no current portion of long-term debt outstanding at December 31, 2019. As at December 31, 2020, over 80 percent of the Company’s fixed rate long-term debt is not due until 2024 and beyond. Since the second quarter of 2020, the Company has applied all excess cash flows to reduce its total long-term debt, and expects to achieve total long-term debt reduction of at least $1.25 billion by the end of 2021, exceeding the original announced debt reduction target of $1.0 billion. To date, the Company has repaid $481 million towards its total 2021 long-term debt reduction target. Total long-term debt includes revolving credit facilities and commercial paper balances. For additional information on long-term debt, refer to Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends

The Company pays quarterly dividends to common stockholders at the discretion of the Board of Directors.

($ millions, except as indicated)	2020	2019

Dividend Payments	$97	$102
Dividend Payments ($/share) (1)	$0.375	$0.375
(1)	Dividend payments per share reflect the Share Consolidation. Accordingly, the comparative period has been restated.

On February 17, 2021, the Board of Directors declared a dividend of $0.09375 per share of common stock payable on March 31, 2021 to common stockholders of record as of March 15, 2021.

Substantial Issuer Bid

In 2019, the Company used cash on hand and issued commercial paper to purchase, for cancellation, approximately 47.3 million of its outstanding common shares, on a pre-Share Consolidation basis, or approximately 9.5 million common shares, on a post-Share Consolidation basis, for total consideration of approximately $213 million under its previously announced substantial issuer bid.

For additional information on the substantial issuer bid, refer to Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Normal Course Issuer Bid

In 2019, the Company used cash on hand to purchase, for cancellation, approximately 149.4 million common shares, on a pre-Share Consolidation basis or approximately 29.9 million common shares, on a post-Share Consolidation basis, for total consideration of approximately $1,037 million under its previous NCIB program.

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

Contractual Obligations

Contractual obligations arising from long-term debt, operating and finance leases, risk management liabilities and asset retirement obligations are recognized on the Company’s Consolidated Balance Sheet. The following table outlines the Company’s undiscounted obligations and commitments at December 31, 2020:

	Expected Future Payments
($ millions)	2021	2022-2023	2024-2025	Thereafter	Total

Long-Term Debt	$518	$600	$1,950	$3,741	$6,809
Interest Payments on Long-Term Debt	374	655	555	1,883	3,467
Operating Leases (1)	121	198	177	1,036	1,532
Finance Leases (2)	87	16	17	13	133
Risk Management Liabilities	132	118	15	-	265
Asset Retirement Obligation	39	34	15	1,832	1,920
Obligations	1,271	1,621	2,729	8,505	14,126

Transportation and Processing	729	1,456	951	2,179	5,315
Drilling and Field Services (3)	36	-	-	-	36
Building Leases (3)	13	16	11	2	42
Commitments	778	1,472	962	2,181	5,393
Total Contractual Obligations	$2,049	$3,093	$3,691	$10,686	$19,519
Sublease Income	$(52)	$(94)	$(92)	$(521)	$(759)
(1)	Includes The Bow office building.
(2)	Includes interest payments totaling $12 million.
(3)	Includes short-term leases with terms less than 12 months and non-lease operating cost components.

Interest Payments on Long-Term Debt and Finance Leases represent scheduled cash payments on the respective obligations. Additional information can be found in Notes 15 and 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Operating Leases include drilling rigs, compressors, camps, office and buildings, certain land easements and various equipment utilized in the development and production of oil, NGLs and natural gas. The Company has also subleased approximately 50 percent of The Bow office space under the lease agreement. Sublease Income in the table above include the amounts expected to be recovered from the sublease. Additional information on leases can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Finance Leases relates to an office building and the remaining 2021 obligation related to the Deep Panuke Production Field Centre. Additional information can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Risk Management Liabilities represents Ovintiv’s net liability position with counterparties. Additional information can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Asset Retirement Obligation represents estimated costs arising from the obligation to fund the disposal of long-lived assets upon their abandonment. The majority of Ovintiv’s asset retirement obligations relate to the plugging of wells and related abandonment of oil and gas properties including processing plants and land restoration. Revisions to estimated retirement obligations can result from changes in regulatory requirements, changes in retirement cost estimates, revisions to estimated inflation rates and estimated timing of abandonment. Additional information can be found in Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Transportation and Processing commitments relate to contractual obligations for capacity rights with third-party pipelines and processing facilities. Drilling and Field Services commitments represent minimum future expenditures for drilling, well servicing and equipment commitment rights. Certain development commitments with joint interest partners are partially satisfied by Commitments included in the table above. Building Leases consist of various field and office building leases used in Ovintiv’s daily operations. Drilling and Field Services, and Building Leases include short-term leases with terms less than 12 months and non-lease operating cost components. Additional information can be found in Notes 14 and 27 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Upstream Assets and Reserve Estimates

As Ovintiv follows full cost accounting for oil, NGLs and natural gas activities, reserves estimates are a key input to the Company’s depletion, gain or loss on divestitures and ceiling test impairment calculations. In addition, these reserves are the basis for the Company’s supplemental oil and gas disclosures.

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

Goodwill Impairments

Goodwill is assessed for impairment at least annually in December, at the reporting unit level which are Ovintiv’s country cost centres. To assess impairment, the carrying amount of each reporting unit is determined and compared to the fair value of each respective reporting unit. Any excess of the carrying value of the reporting unit, including goodwill, over its fair value is recognized as an impairment and charged to net earnings. The impairment charge measured is limited to the total amount of goodwill allocated to that reporting unit. Subsequent measurement of goodwill is at cost less any accumulated impairments.

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

The Company has assessed its goodwill for impairment at December 31, 2020 and no impairment was recognized. The reporting units’ fair values were substantially in excess of the carrying values and as a result was not at risk of failing the impairment test as at December 31, 2020.

Asset Retirement Obligation

Asset retirement obligations are those legal obligations where the Company will be required to retire tangible long-lived assets such as producing well sites, processing plants, and restoring land at the end of oil and gas production operations. The fair value of estimated asset retirement obligations is recognized on the Consolidated Balance Sheet when incurred and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the initially estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. Changes in the estimated obligation are recognized as a change in the asset retirement obligation and the related asset retirement cost. Actual expenditures incurred are charged against the accumulated asset retirement obligation. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

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

($ millions, except as indicated)	2020	2019

Cash From (Used in) Operating Activities	$1,895	$2,921
(Add back) deduct:
Net change in other assets and liabilities	(173)	(97)
Net change in non-cash working capital	139	87
Current tax on sale of assets	-	-
Non-GAAP Cash Flow (1)	$1,929	$2,931
Divided by:
Production Volumes (MMBOE)	199.0	206.2
Non-GAAP Cash Flow Margin ($/BOE)	$9.69	$14.21
(1)	2020 include restructuring costs of $90 million. 2019 includes restructuring costs of $138 million and acquisition costs of $33 million.

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

($ millions, except as indicated)	2020	2019

Total Operating Expenses	$11,484	$6,128
Deduct (add back):
Market optimization operating expenses	1,608	1,304
Corporate & other operating expenses	(2)	(3)
Depreciation, depletion and amortization	1,834	2,015
Impairments	5,580	-
Accretion of asset retirement obligation	29	37
Long-term incentive costs	31	35
Restructuring costs	90	138
Current expected credit losses	1	-
Total Costs	$2,313	$2,602
Divided by:
Production Volumes (MMBOE)	199.0	206.2
Total Costs ($/BOE) (1)	$11.60	$12.59
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	December 31, 2020	December 31, 2019

Long-Term Debt, including current portion	$6,885	$6,974
Total Shareholders’ Equity	3,837	9,930
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$18,468	$24,650
Debt to Adjusted Capitalization	37%	28%

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

($ millions, except as indicated)	December 31, 2020	December 31, 2019

Long-Term Debt, including current portion	$6,885	$6,974
Less:
Cash and cash equivalents	10	190
Net Debt	6,875	6,784

Net Earnings (Loss)	(6,097)	234
Add back (deduct):
Depreciation, depletion and amortization	1,834	2,015
Impairments	5,580	-
Accretion of asset retirement obligation	29	37
Interest	371	382
Unrealized (gains) losses on risk management	204	730
Foreign exchange (gain) loss, net	17	(119)
(Gain) loss on divestitures, net	-	(3)
Other (gains) losses, net	(55)	23
Income tax expense (recovery)	367	81
Adjusted EBITDA (1)	$2,250	$3,380
Net Debt to Adjusted EBITDA (times)	3.1	2.0
(1)	Adjusted EBITDA for 2019 only includes Newfield’s results of operations for the post-acquisition period from February 14, 2019 to December 31, 2019.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about Ovintiv’s potential exposure to market risks. The term “market risk” refers to the Company’s risk of loss arising from adverse changes in oil, NGL and natural gas prices, foreign currency exchange rates and interest rates. The following disclosures are not meant to be precise indicators of expected future losses but rather indicators of reasonably possible losses. The forward-looking information provides indicators of how the Company views and manages ongoing market risk exposures.

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 25 under Item 8 of this Annual Report on Form 10-K.

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

	December 31, 2020
	10% Price	10% Price
(US$ millions)	Increase	Decrease
Crude oil price	$(130)	$114
NGL price	(13)	13
Natural gas price	(74)	54

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in the prior years.

	2020		2019
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(6)		$(17)
Transportation and Processing Expense (1)	(7)	$(0.04)	(18)	$(0.09)
Operating Expense (1)	(1)	(0.01)	(3)	(0.01)
Administrative Expense	(3)	(0.02)	(4)	(0.02)
Depreciation, Depletion and Amortization (1)	(4)	(0.02)	(8)	(0.04)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2020, Ovintiv has entered into $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7289 to C$1, which mature monthly throughout 2021.

As at December 31, 2020, Ovintiv had $193 million in U.S. dollar long-term debt and $77 million in U.S. dollar finance lease obligations issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	December 31, 2020
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(32)	$39

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

As at December 31, 2020, Ovintiv had floating rate revolving credit and term loan borrowings of $950 million. Accordingly, the sensitivity in net earnings for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $10 million (2019 - $5 million).

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

Ovintiv’s Board of Directors has approved the information contained in the Consolidated Financial Statements. The Board of Directors fulfills its responsibility regarding the financial statements mainly through its Audit Committee, which has a written mandate that complies with the requirements of United States and Canadian securities legislation and the Audit Committee guidelines of the New York Stock Exchange. The Audit Committee meets at least on a quarterly basis.

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

Management has assessed the design and effectiveness of the Company’s internal control over financial reporting as at December 31, 2020. In making its assessment, Management has used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation, Management has concluded that the Company’s internal control over financial reporting was effective as at that date.

PricewaterhouseCoopers LLP, an independent firm of chartered professional accountants, was appointed by a vote of shareholders at the Company’s last annual meeting to audit and provide independent opinions on both the Consolidated Financial Statements and the Company’s internal control over financial reporting as at December 31, 2020, as stated in their Auditor’s Report. PricewaterhouseCoopers LLP has provided such opinions.

/s/ Douglas J. Suttles Douglas J. Suttles Chief Executive Officer February 18, 2021	/s/ Corey D. Code Corey D. Code Executive Vice-President & Chief Financial Officer

Auditor’s Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ovintiv Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying Consolidated Balance Sheets of Ovintiv Inc. and its subsidiaries (together, the “Company”) as of December 31, 2020 and 2019, and the related Consolidated Statements of Earnings, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “Consolidated Financial Statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for leases in 2019 due to the adoption of ASC Topic 842, Leases.

Basis for Opinions

The Company’s management is responsible for these Consolidated Financial Statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s Consolidated Financial Statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the Consolidated Financial Statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the Consolidated Financial Statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The impact of estimates of proved oil, natural gas liquids (“NGL”), and natural gas reserves on net oil and natural gas proved properties

As described in Notes 1 and 10 to the Consolidated Financial Statements, the Company has a net oil and natural gas proved properties balance of $6,246 million as of December 31, 2020 and depreciation, depletion, and amortization (“DD&A”) expense of $1,834 million for the year ended December 31, 2020. The Company also recognized a ceiling test impairment of $5,580 million for the year ended December 31, 2020. The Company uses the full cost method of accounting for its acquisition, exploration, and development activities. Capitalized costs accumulated within each cost centre are depleted using the unit-of-production method based on proved oil, NGL and natural gas reserves. Proved oil, NGL and natural gas reserve estimates are key inputs to the Company’s depletion and ceiling test impairment calculations. A ceiling test impairment is recognized in net earnings when the carrying amount of a country cost centre exceeds the country cost centre ceiling. Management estimates its proved oil, NGL and natural gas reserves according to the definition of proved reserves provided by the SEC. Management’s estimates of proved oil, NGL and natural gas reserves are made using available geological and reservoir data as well as production performance data. Proved oil, NGL and natural gas reserves are those quantities of oil and natural gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods and government regulations. The assumptions used by management to determine estimates of the proved oil, NGL and natural gas reserves and the ceiling test impairment calculation include the average beginning-of-the-month prices during the 12-month period for the year, future production estimates, future production and development costs and estimates for abandonment and dismantlement costs associated with asset retirement obligations. The estimation of reserves is a subjective process. In determining the estimates of the proved oil, NGL and natural gas reserves, management utilizes the services of specialists, specifically petroleum engineers.

The principal considerations for our determination that performing procedures relating to the impact of estimates of proved oil, NGL and natural gas reserves on net oil and natural gas proved properties is a critical audit matter are (i) significant judgment used by management, including the use of specialists, when developing the estimates of the proved oil, NGL and natural gas reserves and performing the ceiling test impairment calculation and (ii) a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate the significant assumptions used in developing those estimates including the average beginning-of-the-month prices during the 12-month period for the year, future production estimates, future production and development costs, and estimates for abandonment and dismantlement costs associated with asset retirement obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the Consolidated Financial Statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil, NGL and natural gas reserves, the calculation of the full cost ceiling test and the calculation of DD&A expense. These procedures also included, among others, evaluating management’s ceiling test impairment calculation and testing the unit-of-production depletion rate used to calculate depletion expense, testing the completeness, accuracy and relevance of underlying data and evaluating the appropriateness of the significant assumptions used by management in developing these estimates, including assumptions related to the average beginning-of-the-month prices during the 12-month period for the year, future production estimates, future production and development costs, and estimates for abandonment and dismantlement costs associated with asset retirement obligations. The work of management’s specialists was used in performing procedures to evaluate the reasonableness of the estimates of proved oil, NGL and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used by the specialists, tests of the data used by the specialists, and an evaluation of the specialists’ findings. Evaluating the significant assumptions also involved evaluating whether the assumptions used were reasonable considering the past performance of the Company and whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Canada

February 18, 2021

We have served as the Company’s or its predecessors’ auditor since 1958.

Consolidated Statement of Earnings

For the years ended December 31 (US$ millions, except per share amounts)		2020	2019	2018

Revenues	(Note 2)
Product and service revenues	(Note 3)	$5,509	$7,013	$5,457
Gains (losses) on risk management, net	(Note 25)	507	(361)	415
Sublease revenues	(Note 14)	71	74	67
Total Revenues		6,087	6,726	5,939

Operating Expenses	(Note 2)
Production, mineral and other taxes		173	254	147
Transportation and processing		1,502	1,558	1,083
Operating	(Notes 14, 22, 23)	605	732	454
Purchased product		1,366	1,043	1,100
Depreciation, depletion and amortization		1,834	2,015	1,272
Impairments	(Note 10)	5,580	-	-
Accretion of asset retirement obligation	(Note 17)	29	37	32
Administrative	(Notes 14, 21, 22, 23)	395	489	157
Total Operating Expenses		11,484	6,128	4,245
Operating Income (Loss)		(5,397)	598	1,694
Other (Income) Expenses
Interest	(Notes 4, 15)	371	382	351
Foreign exchange (gain) loss, net	(Notes 5, 25)	17	(119)	168
(Gain) loss on divestitures, net		-	(3)	(5)
Other (gains) losses, net	(Notes 8, 15, 23)	(55)	23	17
Total Other (Income) Expenses		333	283	531
Net Earnings (Loss) Before Income Tax		(5,730)	315	1,163
Income tax expense (recovery)	(Note 6)	367	81	94
Net Earnings (Loss)		$(6,097)	$234	$1,069

Net Earnings (Loss) per Share of Common Stock	(Note 18)
Basic		$(23.47)	$0.90	$5.57
Diluted		(23.47)	0.90	5.57
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 18)
Basic		259.8	261.2	192.0
Diluted		259.8	261.2	192.0

Consolidated Statement of Comprehensive Income

For the years ended December 31 (US$ millions)		2020	2019	2018

Net Earnings (Loss)		$(6,097)	$234	$1,069
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 19)	38	28	(53)
Pension and other post-employment benefit plans	(Notes 19, 23)	(8)	20	9
Other Comprehensive Income (Loss)		30	48	(44)
Comprehensive Income (Loss)		$(6,067)	$282	$1,025

See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheet

As at December 31 (US$ millions)		2020	2019

Assets
Current Assets
Cash and cash equivalents		$10	$190
Accounts receivable and accrued revenues (net of allowances of $4 million (2019: $3 million))	(Note 7)	928	1,235
Risk management	(Notes 24, 25)	37	148
Income tax receivable		272	296
		1,247	1,869
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		53,883	51,210
Unproved properties		2,962	3,714
Other		911	904
Property, plant and equipment		57,756	55,828
Less: Accumulated depreciation, depletion and amortization		(48,306)	(40,637)
Property, plant and equipment, net	(Note 2)	9,450	15,191
Other Assets	(Notes 11, 14)	1,143	1,213
Risk Management	(Notes 24, 25)	4	2
Deferred Income Taxes	(Note 6)	-	601
Goodwill	(Notes 2, 8, 12)	2,625	2,611
	(Note 2)	$14,469	$21,487

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	(Note 13)	$1,704	$2,239
Current portion of operating lease liabilities	(Note 14)	68	78
Income tax payable		3	1
Risk management	(Notes 24, 25)	130	114
Current portion of long-term debt	(Note 15)	518	-
		2,423	2,432
Long-Term Debt	(Note 15)	6,367	6,974
Operating Lease Liabilities	(Note 14)	938	977
Other Liabilities and Provisions	(Notes 14, 16)	358	464
Risk Management	(Notes 24, 25)	125	68
Asset Retirement Obligation	(Note 17)	401	425
Deferred Income Taxes	(Note 6)	20	217
		10,632	11,557
Commitments and Contingencies	(Note 27)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock 2020 issued and outstanding: 259.8 million shares (2019: 259.8 million shares)	(Note 18)	3	7,061
Paid in surplus	(Notes 18, 22)	8,531	1,402
Retained earnings (Accumulated deficit)		(5,773)	421
Accumulated other comprehensive income	(Note 19)	1,076	1,046
Total Shareholders’ Equity		3,837	9,930
		$14,469	$21,487

See accompanying Notes to Consolidated Financial Statements

Approved by the Board of Directors

/s/ Peter A. Dea	/s/ Bruce G. Waterman
Peter A. Dea	Bruce G. Waterman
Director	Director

Consolidated Statement of Changes in Shareholders’ Equity

				Retained	Accumulated
				Earnings	Other	Total
		Share	Paid in	(Accumulated	Comprehensive	Shareholders’
For the year ended December 31, 2020 (US$ millions)		Capital	Surplus	Deficit)	Income	Equity

Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930
Net Earnings (Loss)		-	-	(6,097)	-	(6,097)
Dividends on Shares of Common Stock ($0.375 per share)	(Note 18)	-	-	(97)	-	(97)
Equity-Settled Compensation Costs	(Note 22)	-	71	-	-	71
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	30	30
Reclassification of Share Capital due to the Reorganization	(Note 18)	(7,058)	7,058	-	-	-
Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837

					Accumulated
					Other	Total
		Share	Paid in	Retained	Comprehensive	Shareholders’
For the year ended December 31, 2019 (US$ millions)		Capital	Surplus	Earnings	Income	Equity

Balance, December 31, 2018		$4,656	$1,358	$435	$998	$7,447
Net Earnings (Loss)		-	-	234	-	234
Dividends on Common Shares ($0.375 per share)	(Note 18)	-	-	(102)	-	(102)
Common Shares Purchased under Substantial Issuer Bid	(Note 18)	(257)	44	-	-	(213)
Common Shares Purchased under Normal Course Issuer Bid	(Note 18)	(816)	-	(221)	-	(1,037)
Common Shares Issued	(Notes 8, 18)	3,478	-	-	-	3,478
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	48	48
Impact of Adoption of Topic 842, Leases		-	-	75	-	75
Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930

				Retained	Accumulated
				Earnings	Other	Total
		Share	Paid in	(Accumulated	Comprehensive	Shareholders’
For the year ended December 31, 2018 (US$ millions)		Capital	Surplus	Deficit)	Income	Equity

Balance, December 31, 2017		$4,757	$1,358	$(429)	$1,042	$6,728
Net Earnings (Loss)		-	-	1,069	-	1,069
Dividends on Common Shares ($0.30 per share)	(Note 18)	-	-	(57)	-	(57)
Common Shares Purchased under Normal Course Issuer Bid	(Note 18)	(102)	-	(148)	-	(250)
Common Shares Issued Under Dividend Reinvestment Plan	(Note 18)	1	-	-	-	1
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	(44)	(44)
Balance, December 31, 2018		$4,656	$1,358	$435	$998	$7,447

See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

For the years ended December 31 (US$ millions)		2020	2019	2018

Operating Activities
Net earnings (loss)		$(6,097)	$234	$1,069
Depreciation, depletion and amortization		1,834	2,015	1,272
Impairments	(Note 10)	5,580	-	-
Accretion of asset retirement obligation	(Note 17)	29	37	32
Deferred income taxes	(Note 6)	381	94	149
Unrealized (gain) loss on risk management	(Note 25)	204	730	(519)
Unrealized foreign exchange (gain) loss	(Note 5)	11	(23)	233
Foreign exchange on settlements	(Note 5)	6	(96)	(46)
(Gain) loss on divestitures, net		-	(3)	(5)
Other		(19)	(57)	(70)
Net change in other assets and liabilities		(173)	(97)	(60)
Net change in non-cash working capital	(Note 26)	139	87	245
Cash From (Used in) Operating Activities		1,895	2,921	2,300
Investing Activities
Capital expenditures	(Note 2)	(1,736)	(2,626)	(1,975)
Acquisitions	(Note 9)	(19)	(65)	(17)
Corporate acquisition, net of cash and restricted cash acquired	(Note 8)	-	94	-
Proceeds from divestitures	(Note 9)	89	197	493
Net change in investments and other		(198)	(156)	(56)
Cash From (Used in) Investing Activities		(1,864)	(2,556)	(1,555)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 15)	252	698	-
Repayment of long-term debt	(Note 15)	(272)	(500)	-
Purchase of shares of common stock	(Note 18)	-	(1,250)	(250)
Dividends on shares of common stock	(Note 18)	(97)	(102)	(56)
Finance lease payments and other financing arrangements	(Note 14)	(89)	(84)	(90)
Cash From (Used in) Financing Activities		(206)	(1,238)	(396)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(5)	5	(10)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(180)	(868)	339
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		190	1,058	719
Cash, Cash Equivalents and Restricted Cash, End of Year		$10	$190	$1,058
Cash, End of Year		$9	$44	$52
Cash Equivalents, End of Year		1	146	1,006
Restricted Cash, End of Year		-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Year		$10	$190	$1,058

Supplementary Cash Flow Information	(Note 26)

See accompanying Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

A)	NATURE OF OPERATIONS

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

The Consolidated Financial Statements include the accounts of Ovintiv and are presented in conformity with U.S. GAAP and the rules and regulations of the SEC.

In these Consolidated Financial Statements, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars. Following the U.S. Domestication on January 24, 2020, the functional currency of Ovintiv Inc. became U.S. dollars, and accordingly, the financial results herein are consolidated and reported in U.S. dollars. All references to US$ or to $ are to United States dollars and references to C$ are to Canadian dollars.

The Arrangement, as described above, was accounted for as a reorganization of entities under common control. Accordingly, the resulting transactions were recognized using historical carrying amounts. On January 24, 2020, Ovintiv became the reporting entity upon completion of the Reorganization.

In accordance with the Share Consolidation, all shares of common stock and per-share amounts disclosed herein reflect the post-Share Consolidation shares unless otherwise specified. References to shares of common stock refer to the shares of common stock of Ovintiv Inc. for any periods after the completion of the Arrangement, and to the common shares of Encana Corporation for any periods before January 24, 2020.
C)	PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Ovintiv and entities in which it holds a controlling interest. All intercompany balances and transactions are eliminated on consolidation. Undivided interests in oil and natural gas exploration and production joint ventures and partnerships are consolidated on a proportionate basis. Investments in non-controlled entities over which Ovintiv has the ability to exercise significant influence are accounted for using the equity method.

D)	FOREIGN CURRENCY TRANSLATION

Monetary assets and liabilities of the Company that are denominated in foreign currencies are translated at the rates of exchange in effect at the period end date. Any gains or losses are recorded in the Consolidated Statement of Earnings. Foreign currency revenues and expenses are translated at the rates of exchange in effect at the time of the transaction.

Assets and liabilities of foreign operations are translated at period end exchange rates, while the related revenues and expenses are translated using average rates during the period. Translation gains and losses relating to foreign operations are included in accumulated other comprehensive income (“AOCI”). Recognition of Ovintiv’s accumulated translation gains and losses into net earnings occurs upon complete or substantially complete liquidation of the Company’s investment in the foreign operation.

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

Revenues from contracts with customers associated with Ovintiv’s oil, NGLs and natural gas and third party processing and gathering are recognized when control of the good or service is transferred to the customer, and title or risk of loss transfers to the customer. Transaction prices are determined at inception of the contract and allocated to the performance obligations identified. Variable consideration is estimated and included in the transaction price, unless the variable consideration is constrained.

For product sales, the performance obligations are satisfied at a point in time when the product is delivered to the customer and control is transferred. Payment from the customer is due when the product is delivered to the custody point. Revenues for product sales are presented on an after-royalties basis. For arrangements to gather and process natural gas for third parties, performance obligations are satisfied over time as the service is provided to the customer. Payment from the customer is due when the customer receives the benefit of the service and the product is delivered to the custody point or plant tailgate. Revenues associated with services provided where Ovintiv acts as agent are recorded on a net basis.
G)	PRODUCTION, MINERAL AND OTHER TAXES

Costs paid by Ovintiv for taxes based on production or revenues from oil, NGLs and natural gas are recognized when the product is produced. Costs paid by Ovintiv for taxes on the valuation of upstream assets and reserves are recognized when incurred.
H)	TRANSPORTATION AND PROCESSING

Costs paid by Ovintiv for the transportation and processing of oil, NGLs and natural gas are recognized when the product is delivered and the services made available or provided.

I)	OPERATING

Operating costs paid by Ovintiv, net of amounts capitalized, are recognized for oil and natural gas properties in which the Company has a working interest.

J)	EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution and defined benefit plans, providing pension and other post-employment benefits to its employees in Canada and the U.S. As of January 1, 2003, the defined benefit pension plan was closed to new entrants.

Pension expense for the defined contribution pension plan is recorded as the benefits are earned by the employees covered by the plans. Ovintiv accrues for its obligations under its employee defined benefit plans, net of plan assets. The cost of defined benefit pensions and other post-employment benefits is actuarially determined using the projected benefit method based on length of service and reflects Management’s best estimate of salary escalation, mortality rates, retirement ages of employees and expected future health care costs. The expected return on plan assets is based on historical and projected rates of return for assets in the investment plan portfolio. The actual return is based on the fair value of plan assets. The projected benefit obligation is discounted using the market interest rate on high-quality corporate debt instruments as at the measurement date.

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

Basic net earnings per share of common stock is computed by dividing the net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share of common stock is calculated giving effect to the potential dilution that would occur if stock options were exercised or other contracts to issue shares of common stock were exercised, fully vested, or converted to shares of common stock. The treasury stock method is used to determine the dilutive effect of stock options and other dilutive instruments. The treasury stock method assumes that proceeds received from the exercise of in-the-money stock options and other dilutive instruments are used to repurchase shares of common stock at the average market price.
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

UPSTREAM

Ovintiv uses the full cost method of accounting for its acquisition, exploration and development activities. Accordingly, all costs directly associated with the acquisition of, the exploration for, and the development of oil, NGLs and natural gas reserves, including costs of undeveloped leaseholds, dry holes and related equipment, are capitalized on a country-by-country cost center basis. Capitalized costs exclude costs relating to production, general overhead or similar activities.

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

Under the full cost method of accounting, the carrying amount of Ovintiv’s oil and natural gas properties within each country cost center is subject to a ceiling test at the end of each quarter. A ceiling test impairment is recognized in net earnings when the carrying amount of a country cost center exceeds the country cost center ceiling. The carrying amount of a cost center includes capitalized costs of proved oil and natural gas properties, net of accumulated depletion and the related deferred income taxes.

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

Goodwill represents the excess of purchase price over fair value of net assets acquired and is assessed for impairment at least annually at December 31. Goodwill and all other assets and liabilities are allocated to reporting units, which are Ovintiv’s country cost centers. To assess impairment, the carrying amount of each reporting unit is determined and compared to the fair value of each respective reporting unit. Any excess of the carrying value of the reporting unit, including goodwill, over its fair value is recognized as an impairment and charged to net earnings. The impairment charge measured is limited to the total amount of goodwill allocated to that reporting unit. Subsequent measurement of goodwill is at cost less any accumulated impairments.
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

Asset retirement obligations are those legal obligations where the Company will be required to retire tangible long-lived assets such as producing well sites, processing plants, and restoring land at the end of oil and gas production operations. The asset retirement obligation is initially measured at its fair value and recorded as a liability with an offsetting retirement cost that is capitalized as part of the related long-lived asset in the Consolidated Balance Sheet. The estimated fair value is measured by reference to the expected future cash flows required to satisfy the obligation, discounted at the Company’s credit-adjusted risk-free rate. Changes in the estimated obligation resulting from revisions to estimated timing or amount of future cash flows are recognized as a change in the asset retirement obligation and the related asset retirement cost.

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

Leases for the right to use an asset are classified as either an operating or finance lease. Upon commencement of the lease, a ROU asset and corresponding lease liability are recognized in the Consolidated Balance Sheet for all operating and finance leases. Ovintiv has elected the short-term lease exemption, which does not require a ROU asset or lease liability to be recognized in the Consolidated Balance Sheet when the lease term is 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Upon commencement of the lease, ROU assets are recognized based on the initial measurement of the lease liability and adjusted for any lease payments made before commencement date of the lease, less any lease incentives and including any initial direct costs incurred. Lease liabilities are initially measured at the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value is the rate implicit in the lease unless that rate cannot be determined, in which case Ovintiv’s incremental borrowing rate is used.

Rights to extend or terminate a lease are included in the lease term when there is reasonable certainty the right will be exercised. Factors used to assess reasonable certainty of rights to extend or terminate a lease include current and forecasted drilling plans, anticipated changes in development strategies, historical practice in extending similar contracts and current market conditions.

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

On January 1, 2019, the Company adopted ASC Topic 842, Leases (“Topic 842”) and related amendments, using the modified retrospective approach recognizing a cumulative effect adjustment at the beginning of the reporting period in which Topic 842 was applied. Results for reporting the periods beginning after January 1, 2019, are presented in accordance with Topic 842, while prior periods have not been restated and are reported in accordance with ASC Topic 840, Leases.  The adoption of Topic 842 did not have a material impact on the Company’s Consolidated Statements of Earnings or Cash Flows.  The effect of the January 1, 2019 adoption of Topic 842 on the Company’s Consolidated Balance Sheet can be found in Note 1 to the Company’s Consolidated Financial Statements included in Part II, Item 8 of Ovintiv’s 2019 Annual Report on Form 10-K.

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

Risk management assets and liabilities are derivative financial instruments used by Ovintiv to manage economic exposure to market risks relating to commodity prices, foreign currency exchange rates and interest rates. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors.

Derivative instruments that do not qualify for the normal purchases and sales exemption are measured at fair value with changes in fair value recognized in net earnings. The fair values recorded in the Consolidated Balance Sheet reflect netting the asset and liability positions where counterparty master netting arrangements contain provisions for net settlement.

Realized gains or losses from financial derivatives related to oil, NGLs and natural gas commodity prices are presented in revenues as the contracts are settled. Realized gains or losses from foreign currency exchange swaps are presented in foreign exchange (gain) loss as the contracts are settled. Realized gains or losses recognized from other derivative contracts are presented in revenues as the obligations are settled.

Unrealized gains and losses are recognized based on the changes in fair value of the contracts and are presented in revenues and foreign exchange (gain) loss.
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

Changes in Accounting Policies and Practices

On January 1, 2020, Ovintiv adopted the following ASUs issued by the FASB, which have not had a material impact on the Consolidated Financial Statements:

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

2.	Segmented Information

Ovintiv’s reportable segments are determined based on the following operations and geographic locations:

•	USA Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the U.S. cost center.
•	Canadian Operations includes the exploration for, development of, and production of oil, NGLs and natural gas and other related activities within the Canadian cost center.
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

Results of Operations

Segment Information

	USA Operations			Canadian Operations			China Operations (1)
For the years ended December 31	2020	2019	2018	2020	2019	2018	2020	2019	2018

Revenues
Product and service revenues	$2,701	$4,163	$2,512	$1,349	$1,654	$1,721	$-	$37	$-
Gains (losses) on risk management, net	497	158	(199)	207	211	100	-	-	-
Sublease revenues	-	-	-	-	-	-	-	-	-
Total Revenues	3,198	4,321	2,313	1,556	1,865	1,821	-	37	-

Operating Expenses
Production, mineral and other taxes	158	238	131	15	16	16	-	-	-
Transportation and processing	453	466	124	829	859	828	-	-	-
Operating	485	566	305	100	125	118	-	16	-
Depreciation, depletion and amortization	1,378	1,593	860	427	383	361	-	-	-
Impairments	5,580	-	-	-	-	-	-	-	-
Total Operating Expenses	8,054	2,863	1,420	1,371	1,383	1,323	-	16	-
Operating Income (Loss)	$(4,856)	$1,458	$893	$185	$482	$498	$-	$21	$-

	Market Optimization			Corporate & Other			Consolidated
	2020	2019	2018	2020	2019	2018	2020	2019	2018

Revenues
Product and service revenues	$1,459	$1,159	$1,224	$-	$-	$-	$5,509	$7,013	$5,457
Gains (losses) on risk management, net	7	-	(5)	(204)	(730)	519	507	(361)	415
Sublease revenues	-	-	-	71	74	67	71	74	67
Total Revenues	1,466	1,159	1,219	(133)	(656)	586	6,087	6,726	5,939

Operating Expenses
Production, mineral and other taxes	-	-	-	-	-	-	173	254	147
Transportation and processing	220	233	131	-	-	-	1,502	1,558	1,083
Operating	22	28	16	(2)	(3)	15	605	732	454
Purchased product	1,366	1,043	1,100	-	-	-	1,366	1,043	1,100
Depreciation, depletion and amortization	-	-	1	29	39	50	1,834	2,015	1,272
Impairments	-	-	-	-	-	-	5,580	-	-
Accretion of asset retirement obligation	-	-	-	29	37	32	29	37	32
Administrative	-	-	-	395	489	157	395	489	157
Total Operating Expenses	1,608	1,304	1,248	451	562	254	11,484	6,128	4,245
Operating Income (Loss)	$(142)	$(145)	$(29)	$(584)	$(1,218)	$332	(5,397)	598	1,694

Other (Income) Expenses
Interest							371	382	351
Foreign exchange (gain) loss, net							17	(119)	168
(Gain) loss on divestitures, net							-	(3)	(5)
Other (gains) losses, net							(55)	23	17
Total Other (Income) Expenses							333	283	531
Net Earnings (Loss) Before Income Tax							(5,730)	315	1,163
Income tax expense (recovery)							367	81	94
Net Earnings (Loss)							$(6,097)	$234	$1,069

(1)	Effective July 31, 2019, the production sharing contract with CNOOC was terminated and the Company exited its China Operations.

Intersegment Information

	Market Optimization
	Marketing Sales			Upstream Eliminations			Total
For the years ended December 31	2020	2019	2018	2020	2019	2018	2020	2019	2018

Revenues	$6,108	$7,489	$5,724	$(4,642)	$(6,330)	$(4,505)	$1,466	$1,159	$1,219

Operating Expenses
Transportation and processing	616	635	457	(396)	(402)	(326)	220	233	131
Operating	22	28	16	-	-	-	22	28	16
Purchased product	5,612	6,973	5,279	(4,246)	(5,930)	(4,179)	1,366	1,043	1,100
Depreciation, depletion and amortization	-	-	1	-	-	-	-	-	1
Operating Income (Loss)	$(142)	$(147)	$(29)	$-	$2	$-	$(142)	$(145)	$(29)

Revenues by Geographic Region

	United States			Canada
For the years ended December 31	2020	2019	2018	2020	2019	2018

Revenues
Product revenues
Oil	$2,035	$3,329	$2,093	$7	$10	$7
NGLs	353	452	289	602	870	863
Natural gas	310	380	126	737	756	826

Other revenues (1)	1,296	966	1,058	240	287	262
Gains (losses) on risk management, net	406	(142)	216	101	(219)	199
Total Revenues	$4,400	$4,985	$3,782	$1,687	$1,704	$2,157

	China (2)			Total
	2020	2019	2018	2020	2019	2018

Revenues
Product revenues
Oil	$-	$37	$-	$2,042	$3,376	$2,100
NGLs	-	-	-	955	1,322	1,152
Natural gas	-	-	-	1,047	1,136	952

Other revenues (1)	-	-	-	1,536	1,253	1,320
Gains (losses) on risk management, net	-	-	-	507	(361)	415
Total Revenues	$-	$37	$-	$6,087	$6,726	$5,939

(1)	Includes market optimization and other revenues such as purchased product sold to third parties, sublease revenues and gathering and processing services provided to third parties.
(2)	Effective July 31, 2019, the production sharing contract with CNOOC was terminated and the Company exited its China Operations.

Major Customers

In connection with the marketing and sale of Ovintiv’s own and purchased oil, NGLs and natural gas for the year ended December 31, 2020, the Company had one customer which individually accounted for more than 10 percent of Ovintiv’s product revenues. Sales to this customer, secured by a financial institution with an investment grade credit rating, totaled approximately $834 million which comprised $825 million in the United States and $9 million in Canada (2019 - one customer with sales of approximately $866 million; 2018 - one customer with sales of approximately $752 million).

Capital Expenditures by Segment

For the years ended December 31	2020	2019	2018

USA Operations	$1,353	$2,134	$1,332
Canadian Operations	380	480	632
Market Optimization	-	2	-
Corporate & Other	3	10	11
	$1,736	$2,626	$1,975

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2020	2019	2020	2019	2020	2019

USA Operations	$1,938	$1,938	$8,103	$13,757	$10,646	$16,613
Canadian Operations	687	673	1,142	1,205	2,031	2,122
Market Optimization	-	-	2	2	233	253
Corporate & Other	-	-	203	227	1,559	2,499
	$2,625	$2,611	$9,450	$15,191	$14,469	$21,487

Goodwill, Property, Plant and Equipment and Total Assets by Geographic Region

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2020	2019	2020	2019	2020	2019

United States	$1,938	$1,938	$8,159	$13,825	$10,925	$16,996
Canada	687	673	1,291	1,366	3,540	4,457
Other Countries	-	-	-	-	4	34
	$2,625	$2,611	$9,450	$15,191	$14,469	$21,487

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues

	USA Operations			Canadian Operations			China Operations (1)
For the years ended December 31	2020	2019	2018	2020	2019	2018	2020	2019	2018

Revenues from Customers
Product revenues (2)
Oil	$2,045	$3,341	$2,099	$7	$10	$7	$-	$37	$-
NGLs	354	454	290	606	878	870	-	-	-
Natural gas	309	379	126	743	774	849	-	-	-
Service revenues
Gathering and processing	3	2	4	3	5	6	-	-	-
Product and Service Revenues	$2,711	$4,176	$2,519	$1,359	$1,667	$1,732	$-	$37	$-

	Market Optimization			Corporate & Other			Consolidated
	2020	2019	2018	2020	2019	2018	2020	2019	2018

Revenues from Customers
Product revenues (2)
Oil	$616	$249	$89	$-	$-	$-	$2,668	$3,637	$2,195
NGLs	10	7	8	-	-	-	970	1,339	1,168
Natural gas	813	877	1,109	-	-	-	1,865	2,030	2,084
Service revenues
Gathering and processing	-	-	-	-	-	-	6	7	10
Product and Service Revenues	$1,439	$1,133	$1,206	$-	$-	$-	$5,509	$7,013	$5,457

(1)	Effective July 31, 2019, the production sharing contract with CNOOC was terminated and the Company exited its China Operations.
(2)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. For the year ended December 31, 2020, receivables and accrued revenues from contracts with customers were $814 million (2019 - $1,095 million).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at December 31, 2020.

As at December 31, 2020, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

For the years ended December 31	2020	2019	2018

Interest Expense on:
Debt	$350	$359	$267
The Bow office building	-	-	63
Finance leases (See Note 14)	9	13	16
Other	12	10	5
	$371	$382	$351

Upon adoption of ASC Topic 842, Leases, on January 1, 2019, The Bow office building was determined to be an operating lease with lease costs recognized in administrative expense. Previously, payments related to The Bow were recognized as interest expense and principal repayments. See Note 14 for further information.

5.	Foreign Exchange (Gain) Loss, Net

For the years ended December 31	2020	2019	2018

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$51	$(207)	$358
Translation of U.S. dollar risk management contracts issued from Canada	(13)	(12)	24
Translation of intercompany notes	(27)	196	(149)
	11	(23)	233
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	1	(25)	3
U.S. dollar risk management contracts issued from Canada	1	(3)	(10)
Intercompany notes	5	(71)	(49)
Other Monetary Revaluations	(1)	3	(9)
	$17	$(119)	$168

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

6.	Income Taxes

The provision for income taxes is as follows:

For the years ended December 31	2020	2019	2018

Current Tax
United States	$(12)	$3	$4
Canada	(2)	(16)	(62)
Other Countries	-	-	3
Total Current Tax Expense (Recovery)	(14)	(13)	(55)

Deferred Tax
United States	(187)	147	195
Canada	568	(53)	(46)
Total Deferred Tax Expense (Recovery)	381	94	149
Income Tax Expense (Recovery)	$367	$81	$94

During the year ended December 31, 2020, the current income tax recovery was primarily due to certain current year losses being carried back to prior years to recover taxes paid in prior years. During the years ended December 31, 2019 and 2018, the current income tax recovery was primarily due to the resolution of certain tax items relating to prior taxation years.

On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a phased in reduction of the Alberta corporate tax rate from 12 percent to eight percent over a period of four years. During the year ended December 31, 2019, the deferred tax expense of $94 million includes an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta corporate tax rate reduction. On June 29, 2020, Alberta announced the previously phased in rate reduction will be accelerated with the Alberta rate reducing to eight percent effective July 1, 2020. This new legislation was enacted in December 2020 and the impact resulting from this announcement is not material for the Company’s tax position.

The following table reconciles income taxes calculated at the applicable statutory rate with the actual income taxes:

For the years ended December 31	2020	2019	2018

Net Earnings (Loss) Before Income Tax	$(5,730)	$315	$1,163
United States Federal Statutory Rate (1)	21.0%	21.0%	21.0%
Expected Income Tax Expense (Recovery)	(1,203)	66	244
Effect on Taxes Resulting From:
State tax difference	(147)	18	7
Income tax related to foreign operations	(2)	(7)	(43)
Effect of legislative changes	2	55	-
Non-taxable capital (gains) losses	3	(11)	22
Realized capital loss resulting from U.S. Domestication	(1,238)	-	-
Partnership tax allocations in excess of funding	-	(20)	(68)
Amounts in respect of prior periods	5	(23)	(54)
Change in valuation allowance	2,900	(7)	8
Other	47	10	(22)
	$367	$81	$94
Effective Tax Rate	(6.4%)	25.7%	8.1%

(1)

Following the U.S. Domestication as described in Note 1, the applicable statutory rate became the U.S. federal income tax rate of 21 percent. For comparability, the 2019 and 2018 rate reconciliations have been recalculated using the U.S. federal tax rate of 21 percent.

Deferred income tax assets are routinely assessed for realizability. During the year ended December 31, 2020, the Company determined, after weighing both positive and negative evidence, that a valuation allowance should be recorded to reduce the associated deferred tax assets in the United States and in Canada. As at December 31, 2020, the Company is in a cumulative three-year loss position in both the U.S. and Canada. The cumulative three-year losses and increased uncertainty in the timing as to when the realization of deferred tax assets will occur, is significant negative evidence to overcome, and consequently, it is more likely than not that the deferred tax assets will not be realizable. If it is determined that the deferred tax assets are realizable in the future, a reduction in the valuation allowance will be recorded.

As part of the U.S. Domestication, in the first quarter of 2020 Ovintiv recognized a capital loss and recorded a deferred income tax benefit in the amount of $1.2 billion for Canadian income tax purposes due to the decline in the Company’s share value compared to the historical tax basis of its properties that were transferred as part of the Reorganization. Ovintiv assessed the realizability of these capital losses against capital gains and concluded that it is more likely than not that the deferred tax asset will not be realizable. Therefore, Ovintiv has recorded a corresponding valuation allowance against the deferred tax asset. If it is determined the capital loss can be utilized at a future date, a reduction in the valuation allowance will be recorded.

The effective tax rate of (6.4) percent for the year ended December 31, 2020 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded relating to current year losses arising from ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets. See Note 10 for further discussion related to the ceiling test impairments.

For the year ended December 31, 2019, the effective tax rate of 25.7 percent was higher than the U.S. federal statutory tax rate of 21 percent primarily due to state taxes and the re-measurement of the Company’s deferred tax position resulting from the Alberta corporate tax rate reduction discussed above, partially offset by partnership tax allocations in excess of funding in Canada as well as the resolution of certain tax items relating to prior taxation years. For the year ended December 31, 2018, the effective tax rate was 8.1 percent, which was lower than the U.S. federal statutory tax rate of 21 percent primarily due to the impact of foreign jurisdictional tax rates relative to the U.S. statutory tax rate applied to jurisdictional earnings, partnership tax allocations in excess of funding in Canada and the successful resolution of certain tax items relating to prior taxation years.

The net deferred income tax asset (liability) consists of:

As at December 31	2020	2019

Deferred Income Tax Assets
Property, plant and equipment	$107	$168
Risk management	48	8
Compensation plans	49	46
Interest and other deferred deductions	27	32
Unrealized foreign exchange losses	-	-
Non-capital and net capital losses carried forward (1)	2,917	1,703
Foreign tax credits	165	198
Other	8	14
Less: valuation allowance	(3,273)	(215)

Deferred Income Tax Liabilities
Property, plant and equipment	(24)	(1,554)
Risk management	-	(4)
Unrealized foreign exchange gains	(21)	(2)
Other	(23)	(10)
Net Deferred Income Tax Asset (Liability)	$(20)	$384

(1)	The U.S. Domestication as described in Note 1, did not impact the availability of the U.S. and Canadian losses carried forward to future years.

As at December 31, 2020, Ovintiv has recorded a valuation allowance against federal and state losses, U.S. foreign tax credits and U.S. charitable donations in the amount of $1,310 million (2019 - $215 million) and Canadian non-capital losses, net capital losses and other tax pools in the amount of $1,963 million (2019 - nil) as it is more likely than not that these benefits will not be realized based on expected future taxable earnings as determined in accordance with the Company’s accounting policies.

The net deferred income tax asset (liability) for the following jurisdictions is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2020	2019

Deferred Income Tax Assets
United States	$-	$2
Canada	-	599
	-	601

Deferred Income Tax Liabilities
United States	-	(189)
Canada	(20)	(28)
	(20)	(217)
Net Deferred Income Tax Asset (Liability)	$(20)	$384

Tax basis, loss carryforwards, charitable donations and tax credits available are as follows:

As at December 31	2020	Expiration Date

United States
Tax basis	$7,744	Indefinite
Non-capital losses (Federal)	4,801	2021-2038 (1)
Foreign tax credits	159	2021 - 2024
Charitable donations	1	2021 - 2024
Canada
Tax pools	$1,535	Indefinite
Net capital losses	5,777	Indefinite
Non-capital losses	1,934	2027 - 2040
Charitable donations	3	2022

(1)	Includes non-capital losses of $853 million which have an indefinite expiration date.

As at December 31, 2020, approximately nil (2019 - $16 million) of Ovintiv’s unremitted earnings from its foreign subsidiaries were considered to be permanently reinvested and, accordingly, Ovintiv has not recognized a deferred income tax liability in respect of such earnings. If such earnings were to be remitted, Ovintiv may be subject to income taxes and foreign withholding taxes. However, determination of any potential amount of unrecognized deferred income tax liabilities is not practicable. The balance for the comparative period as at December 31, 2019 represents unremitted earnings prior to the U.S. Domestication.

The following table presents changes in the balance of Ovintiv’s unrecognized tax benefits excluding interest:

For the years ended December 31	2020	2019

Balance, Beginning of Year	$(222)	$(248)
Additions for tax positions taken in the current year	(4)	-
Additions for tax positions of prior years	(1)	(1)
Reductions for tax positions of prior years	-	4
Lapse of statute of limitations	-	34
Settlements	-	-
Foreign currency translation	(5)	(11)
Balance, End of Year	$(232)	$(222)

The unrecognized tax benefit is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2020	2019

Other Liabilities and Provisions (See Note 16)	$(158)	$(159)
Deferred Income Tax Asset (1)	(74)	(63)
Balance, End of Year	$(232)	$(222)
(1)	As at December 31, 2020, the unrealized tax benefit was offset against the valuation allowance recognized in Canada.

If recognized, all of Ovintiv’s unrecognized tax benefits as at December 31, 2020 would affect Ovintiv’s effective income tax rate. The nature of the unrecognized tax benefits is highly uncertain. As at December 31, 2020, Ovintiv does not anticipate that the amount of unrecognized tax benefits will significantly change during the next 12 months.

Ovintiv recognizes interest accrued in respect of unrecognized tax benefits in interest expense. During 2020, Ovintiv recognized an expense of nil (2019 - nil; 2018 - recovery of $11 million) in interest expense. As at December 31, 2020, Ovintiv had a liability of $5 million (2019 - $5 million) for interest accrued in respect of unrecognized tax benefits.

Included below is a summary of the tax years, by jurisdiction, that remain statutorily open for examination by the taxing authorities.

Jurisdiction	Taxation Year

United States - Federal	2017 - 2020
United States - State	2016 - 2020
Canada - Federal	2013 - 2020
Canada - Provincial	2013 - 2020
Other	2020

Ovintiv and its subsidiaries file income tax returns primarily in the United States and Canada. Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion.

7.	Accounts Receivable and Accrued Revenues

As at December 31	2020	2019

Trade Receivables and Accrued Revenues
Oil, NGLs and natural gas	$465	$765
Midstream and marketing	357	353
Derivative financial instruments	23	7
Corporate and other	26	24
Total Trade Receivables and Accrued Revenues	871	1,149
Prepaids	23	48
Deposits and Other	38	41
	932	1,238
Expected Credit Loss Allowance	(4)	(3)
	$928	$1,235

Ovintiv’s trade receivables and accrued revenues primarily consist of production sales of oil, NGLs and natural gas, product optimization from marketing and recoveries from joint working interest partners. The Company’s receivables are short dated with payments generally due within 30 to 60 days, with no financing element.

Trade receivables and accrued revenues are subject to credit risk which is the risk of loss from the potential of a counterparty failing to meet its obligation in accordance with agreed terms. Ovintiv’s credit exposure related to product sales and derivative financial instruments are mitigated through the use of credit policies approved by the Board of Directors which govern credit practices that limit transactions according to counterparties’ credit quality, and regular monitoring and review of counterparties’ credit worthiness. The Company may also request collateral support, including standby letters of credit, from customers that purchase production. Receivables due from joint working interest partners include numerous counterparties ranging from large public companies to small private companies within the oil and gas industry. In the event of non-payment, Ovintiv may be able to mitigate losses through requiring prepayment of future costs and netting outstanding receivables against associated revenue payables to the interest owner. The Company monitors ongoing credit exposure through active review of counterparty balances against contract terms and due dates, timely dispute resolution, payment confirmation, consideration of the customers’ financial condition and general industry market conditions.

Ovintiv’s estimated credit loss allowance is estimated using historical loss information, current industry conditions and payment practices, as well as reasonable and supportable forecasts of future economic conditions. Credit risk is assessed based on days outstanding and utilizes both internal credit assessments and publicly available credit information. As a result, the allowance reflects anticipated effects caused by recent market deterioration. As at December 31, 2020, the current period expected credit loss allowance was $4 million. See Note 25 for more information on credit risk exposures.

8.	Business Combination

Newfield Exploration Company Acquisition

On February 13, 2019, the business combination with Newfield Exploration Company, a Delaware corporation (“Newfield”) was completed pursuant to an Agreement and Plan of Merger with Newfield (the “Merger”). As a result of the Merger, Newfield stockholders received 2.6719 Encana common shares, on a pre-Share Consolidation basis, for each share of Newfield common stock that was issued and outstanding immediately prior to the effective date of the Merger. The Company issued approximately 543.4 million Encana common shares, on a pre-Share Consolidation basis, representing a value of $3.5 billion and paid approximately $5 million in cash in respect of Newfield’s cash-settled incentive awards. Following the acquisition, Newfield’s senior notes totaling $2.45 billion were outstanding. For the year ended December 31, 2019, transaction costs of approximately $33 million were included in other (gains) losses, net.

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

(4)

In conjunction with the acquisition, various legal claims and actions arising in the normal course of Newfield’s operations were assumed by Ovintiv. On March 29, 2019, Newfield and its wholly-owned subsidiary entered into an Agreement and Mutual Release with Sapura Energy Berhad, formerly known as SapuraKencana Petroleum Berhad, and Sapura Exploration and Production Inc., formerly known as SapuraKencana Energy Inc. (collectively, “Sapura”), and agreed to settle arbitration claims in the amount of $22.5 million arising from Sapura’s purchase of Newfield’s Malaysian business in February 2014. The settlement amount including legal fees was included in the purchase price allocation as part of the current liabilities assumed at the acquisition date. Although the outcome of any remaining legal claims and actions assumed following the acquisition of Newfield cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on Ovintiv’s financial position, cash flows or results of operations.

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

Additionally, pro forma earnings were adjusted to exclude transaction-related costs incurred of approximately $71 million and severance payments made to employees which totaled $138 million for the year ended December 31, 2019. The pro forma financial information does not include any cost savings or other synergies from the Merger or any estimated costs that have been incurred to integrate the assets. Ovintiv’s consolidated results for the year ended December 31, 2020 include the results from Newfield.

For the year ended December 31 (US$ millions, except per share amounts)	2019

Revenues	$7,005
Net Earnings (Loss)	$376

Net Earnings (Loss) per Share
Basic & Diluted	$1.44

9.	Acquisitions and Divestitures

For the years ended December 31	2020	2019	2018

Acquisitions
USA Operations	$19	$65	$-
Canadian Operations	-	-	17
Total Acquisitions	19	65	17

Divestitures
USA Operations	(78)	(196)	(438)
Canadian Operations	(11)	(1)	(55)
Total Divestitures	(89)	(197)	(493)
Net Acquisitions & (Divestitures)	$(70)	$(132)	$(476)

ACQUISITIONS

Acquisitions in 2020 in the USA Operations primarily included property purchases with oil and liquids rich potential. Acquisitions in 2019 in the USA Operations primarily included seismic purchases, water rights and property purchases with oil and liquids rich potential. Acquisitions in 2018 in the Canadian Operations primarily included property purchases with oil and liquids rich potential.

DIVESTITURES

In 2020, amounts received from the sale of assets were $89 million (2019 - $197 million; 2018 - $493 million).

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

USA Operations

In 2020, divestitures in the USA Operations primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

In 2019, divestitures in the USA Operations primarily included the sale of the Arkoma natural gas assets located in Oklahoma.

In 2018, divestitures in the USA Operations primarily included the sale of the San Juan assets located in northwestern New Mexico.

Canadian Operations

In 2020, divestitures in the Canadian Operations primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

In 2018, divestitures in the Canadian Operations primarily included the sale of certain Pipestone assets located in Alberta.

10.	Property, Plant and Equipment, Net

As at December 31	2020			2019
	Cost	Accumulated DD&A	Net	Cost	Accumulated DD&A	Net

USA Operations
Proved properties	$37,875	$(32,581)	$5,294	$35,870	$(25,623)	$10,247
Unproved properties	2,785	-	2,785	3,491	-	3,491
Other	24	-	24	19	-	19
	40,684	(32,581)	8,103	39,380	(25,623)	13,757

Canadian Operations
Proved properties	16,008	(15,056)	952	15,284	(14,320)	964
Unproved properties	177	-	177	223	-	223
Other	13	-	13	18	-	18
	16,198	(15,056)	1,142	15,525	(14,320)	1,205

Market Optimization	9	(7)	2	9	(7)	2
Corporate & Other	865	(662)	203	914	(687)	227
	$57,756	$(48,306)	$9,450	$55,828	$(40,637)	$15,191

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $157 million, which have been capitalized during the year ended December 31, 2020 (2019 - $228 million).

For the year ended December 31, 2020, Ovintiv recognized before-tax non-cash ceiling test impairments of $5,580 million in the USA Operations (2019 - nil; 2018 - nil). The non-cash ceiling test impairments are included with accumulated DD&A in the table above and primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations reflect benchmark prices adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality. The benchmark prices are disclosed in Note 28.

Finance Lease Arrangements

The Company has two lease arrangements that are accounted for as finance leases, which include an office building and an offshore production platform. As at December 31, 2020, the total carrying value of assets under finance lease was $32 million (2019 - $37 million), net of accumulated amortization of $692 million (2019 - $677 million). Long-term liabilities for the finance lease arrangements are included in other liabilities and provisions in the Consolidated Balance Sheet and are disclosed in Note 16.

11.	Other Assets

As at December 31	2020	2019

Operating Lease ROU Assets (See Note 14)	$991	$1,047
Long-Term Investments	30	28
Long-Term Receivables	64	81
Deferred Charges	8	6
Other	50	51
	$1,143	$1,213

12.	Goodwill

As at December 31	2020	2019

United States
Balance, beginning of year	$1,938	$1,913
Additions during the year (See Note 8)	-	25
Balance, end of year	1,938	1,938

Canada
Balance, beginning of year	673	640
Foreign currency translation adjustment	14	33
Balance, end of year	687	673
Total Goodwill	$2,625	$2,611

During 2020, the Company had no additions or dispositions relating to goodwill. The change in the Canada goodwill balance reflects movement due to foreign currency translation. During 2019, the Company recognized goodwill of $25 million in conjunction with the Newfield acquisition in the United States as described in Note 8.

Goodwill was assessed for impairment as at December 31, 2020 and December 31, 2019. The fair values of the United States and Canada reporting units were determined to be greater than the respective carrying values of the reporting units. Accordingly, no goodwill impairments were recognized. The Company has not recognized any historical cumulative goodwill impairments.

13.	Accounts Payable and Accrued Liabilities

As at December 31	2020	2019

Trade Payables	$306	$355
Capital Accruals	166	351
Royalty and Production Accruals	463	598
Market Optimization Accruals	196	220
Outstanding Disbursements	87	78
Other Accruals	215	236
Interest Payable	125	83
Current Portion of Long-Term Incentive Costs (See Note 22)	25	40
Current Portion of Finance Lease Obligations (See Note 14)	82	89
Current Portion of Asset Retirement Obligation (See Note 17)	39	189
	$1,704	$2,239

Payables and accruals are non-interest bearing. Interest payable represents amounts accrued related to Ovintiv’s unsecured notes as disclosed in Note 15.

14.	Leases

Operating leases include drilling rigs, compressors, marine vessels, camps, office and buildings, certain land easements and various equipment utilized in the development and production of oil, NGLs and natural gas. Finance leases include an office building and an offshore production platform. Subleases relate to office and building leases.

The tables below summarize Ovintiv’s operating and finance lease costs and include ROU assets and lease liabilities, amounts recognized in net earnings during the period and other lease information.

As at December 31 (US$ millions, unless otherwise specified)	2020	2019

Consolidated Balance Sheet (1):
Operating Lease ROU Assets, in Other Assets	$991	$1,047
Finance Lease ROU Assets, in Other Property Plant and Equipment	32	37

Operating Lease Liabilities:
Current	68	78
Long-term	938	977

Finance Lease Liabilities:
Current, in accounts payable and accrued liabilities	82	89
Long-term, in other liabilities and provisions	39	121

Weighted Average Discount Rate
Operating leases	5.44%	5.41%
Finance leases	6.00%	5.97%
Weighted Average Remaining Lease Term
Operating leases	15.9 years	16.3 years
Finance leases	3.0 years	3.2 years
(1)

Total ROU assets and liabilities are recorded at the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

For the years ended December 31	2020	2019

Lease Costs (1):
Operating Lease Costs, Excluding Short-Term Leases	$152	$181

Finance Lease Costs:
Amortization of ROU assets	5	4
Interest on lease liabilities	9	13
Total Finance Lease Costs	14	17

Short-Term Lease Costs	339	340
Variable Lease Costs	11	13

Sublease Income:
Operating lease income	53	56
Variable lease income	18	18

Other Information (2):
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash outflows from operating leases	215	217
Investing cash outflows from operating leases	269	296
Operating cash outflows from finance leases	9	13
Financing cash outflows from finance leases	89	84

Supplemental Non-Cash Information:
New ROU operating lease assets and liabilities	10	20
(1)	Lease costs include amounts capitalized into property, plant and equipment in the Consolidated Balance Sheet and lease expense recognized in the Consolidated Statement of Earnings.
(2)

Rights to extend or terminate a lease are included in the lease term when there is reasonable certainty the right will be exercised. Lease contracts include rights to extend leases after the initial term, ranging from month-to-month to less than 10 years.

Operating lease expense is reflected in the Consolidated Statement of Earnings as follows:

For the years ended December 31	2020	2019

Operating Lease Expense
Transportation and processing	$2	$3
Operating	106	107
Administrative	114	116
Total Operating Lease Expense	$222	$226

The following table outlines the Company’s future lease payments and lease liabilities related to the Company’s operating and finance leases as at December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total

Operating Leases (1)
Expected Future Lease Payments	$121	$107	$91	$89	$88	$1,036	$1,532
Less: Discounting							526
Present Value of Future Operating Lease Payments							$1,006
Sublease Income (undiscounted)	$(44)	$(40)	$(39)	$(39)	$(39)	$(511)	$(712)

Finance Leases
Expected Future Lease Payments	$87	$8	$8	$8	$9	$13	$133
Less: Discounting							12
Present Value of Future Finance Lease Payments							$121
Sublease Income (undiscounted) (2)	$(8)	$(8)	$(7)	$(7)	$(7)	$(10)	$(47)
(1)

Lease payments are presented based on the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

(2)	Classified as operating lease.

There are no commitments for leases with terms greater than one year that have not yet commenced at December 31, 2020.

15.	Long-Term Debt

As at December 31	Note	2020	2019

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	A	$950	$698
U.S. Unsecured Notes:	B
3.90% due November 15, 2021		518	600
5.75% due January 30, 2022		600	750
5.625% due July 1, 2024		1,000	1,000
5.375% due January 1, 2026		688	700
8.125% due September 15, 2030		300	300
7.20% due November 1, 2031		350	350
7.375% due November 1, 2031		500	500
6.50% due August 15, 2034		750	750
6.625% due August 15, 2037		462	462
6.50% due February 1, 2038		488	505
5.15% due November 15, 2041		203	244
Total Principal	F	6,809	6,859

Increase in Value of Debt Acquired	C	111	149
Unamortized Debt Discounts and Issuance Costs	D	(35)	(34)
Total Long-Term Debt		$6,885	$6,974

Current Portion	E	$518	$-
Long-Term Portion		6,367	6,974
		$6,885	$6,974

A)	REVOLVING CREDIT AND TERM LOAN BORROWINGS

At December 31, 2020, Ovintiv had in place committed revolving U.S. dollar denominated bank credit facilities totaling $4.0 billion which included $2.5 billion on a revolving bank credit facility for Ovintiv Inc. and $1.5 billion on a revolving bank credit facility for a Canadian subsidiary. The facilities are extendible from time to time, but not more than once per year, for a period not longer than five years plus 90 days from the date of the extension request, at the option of the lenders and upon notice from Ovintiv. The facilities mature in July 2024, and are fully revolving up to maturity.

At December 31, 2020, the Company had $352 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 1.04 percent. The Company also had $598 million drawn on its revolving credit facilities at December 31, 2020. The U.S. CP program is supported by Ovintiv Inc.’s $2.5 billion revolving credit facility, which is unsecured and bears interest at either the lenders’ U.S. base rate or LIBOR, plus applicable margins. The Canadian subsidiary facility bears interest at the lenders’ rates for Canadian prime, U.S. base rate, Bankers’ Acceptances or LIBOR, plus applicable margins.

Ovintiv is subject to a financial covenant in its credit facility agreements whereby financing debt to adjusted capitalization cannot exceed 60 percent. Financing debt primarily includes total long-term debt and finance lease obligations. Adjusted capitalization is calculated as the sum of total financing debt, shareholders’ equity and a $7.7 billion equity adjustment for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. As at December 31, 2020, the Company is in compliance with all financial covenants.

Standby fees paid in 2020 relating to revolving credit and term loan agreements were approximately $8 million (2019 - $11 million; 2018 - $15 million) and were included in interest expense on the Consolidated Statement of Earnings.

B)	UNSECURED NOTES

Shelf Prospectuses

In the first quarter of 2020, Ovintiv filed a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At December 31, 2020, $6.0 billion was accessible under the Canadian shelf prospectus. The ability to issue securities under the U.S. shelf registration statement or Canadian shelf prospectus is dependent upon market conditions and security law requirements.

U.S. Unsecured Notes

Unsecured notes include medium-term notes and senior notes that are issued from time to time under trust indentures and have equal priority with respect to the payment of both principal and interest.

During the year ended December 31, 2020, Ovintiv repurchased approximately $302 million in principal amount of its senior notes in the open market, which included approximately $82 million in principal amount of its 3.9 percent senior notes due in November 2021, approximately $150 million in principal amount of its 5.75 percent senior notes due in January 2022, approximately $12 million in principal amount of its 5.375 percent senior notes due in January 2026, approximately $17 million in principal amount of its 6.5 percent senior notes due in February 2038 and approximately $41 million in principal amount of its 5.15 percent senior notes due in November 2041.

For the year ended December 31, 2020, the aggregate cash payment related to note repurchases was $272 million, plus accrued interest, and a net gain of approximately $30 million was recognized in other (gains) losses, net on the Consolidated Statement of Earnings.

C)	INCREASE IN VALUE OF DEBT ACQUIRED

Certain of the notes and debentures of the Company were acquired in business combinations and were accounted for at their fair value at the dates of acquisition. The difference between the fair value and the principal amount of the debt is being amortized over the remaining life of the outstanding debt acquired, which has a weighted average remaining life of approximately five years.

D)	UNAMORTIZED DEBT DISCOUNTS AND ISSUANCE COSTS

Long-term debt premiums and discounts are capitalized within long-term debt and are being amortized using the effective interest method. During 2020, $4 million (2019 - nil) in issuance costs were capitalized related to the renewal of the Company’s credit facilities. Issuance costs are amortized over the term of the related debt.

E)	CURRENT PORTION OF LONG-TERM DEBT

As at December 31, 2020, the current portion of long-term debt was $518 million (2019 - nil).

F)	MANDATORY DEBT PAYMENTS

	Principal	Interest
As at December 31	Amount	Amount

2021	$518	$374
2022	600	336
2023	-	319
2024	1,950	310
2025	-	245
Thereafter	3,741	1,883
Total	$6,809	$3,467

The revolving credit facilities are fully revolving for a period of up to five years. Based on the maturity dates of the credit facilities at December 31, 2020, the payments are included in 2024.

As at December 31, 2020, total long-term debt had a carrying value of $6,885 million and a fair value of $7,379 million (2019 - carrying value of $6,974 million and a fair value of $7,657 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

16.	Other Liabilities and Provisions

As at December 31	2020	2019

Finance Lease Obligations (See Note 14)	$39	$121
Unrecognized Tax Benefits (See Note 6)	158	159
Pensions and Other Post-Employment Benefits (See Note 23)	129	119
Long-Term Incentive Costs (See Note 22)	9	38
Other Derivative Contracts (See Notes 24, 25)	7	7
Other	16	20
	$358	$464

17.	Asset Retirement Obligation

As at December 31	2020	2019

Asset Retirement Obligation, Beginning of Year	$614	$455
Liabilities Incurred	7	15
Liabilities Acquired (See Note 8)	-	184
Liabilities Settled and Divested	(160)	(141)
Change in Estimated Future Cash Outflows	(49)	47
Accretion Expense	29	37
Foreign Currency Translation	(1)	17
Asset Retirement Obligation, End of Year	$440	$614

Current Portion (See Note 13)	$39	$189
Long-Term Portion	401	425
	$440	$614

18.	Share Capital

AUTHORIZED

Subsequent to the Reorganization as described in Note 1 and as at December 31, 2020, Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

ISSUED AND OUTSTANDING

As at December 31	2020		2019		2018
	Number (millions)	Amount	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	259.8	$7,061	190.5	$4,656	194.6	$4,757
Shares of Common Stock Purchased	-	-	(39.4)	(1,073)	(4.1)	(102)
Shares of Common Stock Issued	-	-	108.7	3,478	-	-
Shares of Common Stock Issued Under Dividend Reinvestment Plan	-	-	-	-	-	1
Reclassification of Share Capital due to the Reorganization (See Note 1)	-	(7,058)	-	-	-	-
Shares of Common Stock Outstanding, End of Year	259.8	$3	259.8	$7,061	190.5	$4,656

In conjunction with the Reorganization, the amount recognized in share capital in excess of Ovintiv’s established par value of $0.01 per share was reclassified to paid in surplus. Accordingly, approximately $7,058 million was reclassified.

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

SUBSTANTIAL ISSUER BID

On June 10, 2019, the Company announced its intention to purchase, for cancellation, up to $213 million of its common shares through a substantial issuer bid (“SIB”) which commenced on July 8, 2019. On August 29, 2019, the Company purchased the equivalent of approximately 9.5 million post-Share Consolidation shares at a converted price of $22.50 per share, for an aggregate purchase price of approximately $213 million, of which $257 million was charged to share capital and $44 million was credited to paid in surplus.

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

For the year ended December 31, 2019, the Company purchased the equivalent of approximately 29.9 million post-Share Consolidation shares under the NCIB for total consideration of approximately $1,037 million. Of the amount paid, $816 million was charged to share capital and $221 million was charged to retained earnings.

For the year ended December 31, 2018, the Company purchased the equivalent of approximately 4.1 million post-Share Consolidation shares under the previous NCIB which was in place from February 28, 2018 to February 27, 2019 for total consideration of approximately $250 million. Of the amount paid, $102 million was charged to share capital and $148 million was charged to retained earnings.

All purchases were made in accordance with their respective NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the average carrying amount of the shares, with any excess allocated to retained earnings.

DIVIDEND REINVESTMENT PLAN

On February 28, 2019, the Company suspended its dividend reinvestment plan (“DRIP”) and in conjunction with the Reorganization as described in Note 1, the DRIP was terminated. During the year ended December 31, 2018, Encana issued the equivalent of approximately 13,866 post-Share Consolidation Encana common shares, totaling $0.6 million under the DRIP.

DIVIDENDS

During the year ended December 31, 2020, the Company declared and paid dividends of $0.375 per share of common stock, totaling $97 million (2019 - $0.375 per common share on a post-Share Consolidation basis, totaling $102 million; 2018 - $0.30 per common share on a post-Share Consolidation basis, totaling $57 million).

Ovintiv’s quarterly dividend payment was $0.09375 per share of common stock in 2020. On a post-Share Consolidation basis, the Company’s quarterly dividend payment was $0.09375 per common share in 2019 and $0.075 per common share in 2018.

For the year ended December 31, 2018, the dividends paid included $0.6 million in Encana common shares, as disclosed above, which were issued in lieu of cash dividends under the DRIP.

On February 17, 2021, the Board of Directors declared a dividend of $0.09375 per share of common stock payable on March 31, 2021 to common stockholders of record as of March 15, 2021.

EARNINGS PER SHARE OF COMMON STOCK

The following table presents the computation of net earnings (loss) per share of common stock:

For the years ended December 31 (US$ millions, except per share amounts)	2020	2019	2018

Net Earnings (Loss)	$(6,097)	$234	$1,069

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	259.8	261.2	192.0
Effect of dilutive securities (1) (2)	-	-	-
Weighted Average Shares of Common Stock Outstanding - Diluted	259.8	261.2	192.0

Net Earnings (Loss) per Share of Common Stock
Basic	$(23.47)	$0.90	$5.57
Diluted (1) (2)	(23.47)	0.90	5.57

(1)

During the fourth quarter of 2020, Ovintiv’s Board of Directors resolved to settle certain Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”) with the issuance of the Company’s common stock. As a result, the stock-based compensation awards were modified and reclassified as equity-settled awards. See Note 22 for further information.

(2)

As at December 31, 2020, all of Ovintiv’s equity-settled awards were determined to be antidilutive and therefore are excluded from the calculation of fully diluted net earnings (loss) per share of common stock. See Note 22 for further information.

STOCK-BASED COMPENSATION PLANS

Ovintiv’s PSU and RSU stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. The PSUs and RSUs are classified as equity-settled if the Company has sufficient common stock reserved for issuance. These awards are included in the computation of diluted net earnings (loss) per share if dilutive.

Ovintiv’s stock options with associated Tandem Stock Appreciation Rights (“TSARs”) give the employee the right to purchase shares of common stock of the Company or receive cash. Historically, most holders of options have elected to exercise their TSARs in exchange for a cash payment. As a result, outstanding options are not considered potentially dilutive securities.

An aggregate of 7.4 million shares of Ovintiv common stock is authorized and reserved for issuance. At December 31, 2020, 7.3 million shares of Ovintiv common stock remained available for issuance under the Company’s stock-based compensation plans. Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders.

See Note 22 for further information on Ovintiv’s outstanding and exercisable TSARs, PSUs and RSUs.

19.	Accumulated Other Comprehensive Income

For the years ended December 31	2020	2019	2018

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$1,004	$976	$1,029
Change in Foreign Currency Translation Adjustment	38	28	(53)
Balance, End of Year	$1,042	$1,004	$976

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$42	$22	$13

Other Comprehensive Income Before Reclassifications:
Net actuarial gains and (losses) (See Note 23)	(10)	58	14
Income taxes	2	(12)	(3)
Net prior service costs from plan amendment (See Note 23)	-	(31)	-
Income taxes	-	6	-

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 23)	(9)	(2)	(1)
Income taxes	2	-	-
Reclassification of net prior service costs to net earnings (See Note 23)	2	1	(1)
Income taxes	-	-	-
Curtailment in net defined periodic benefit cost (See Note 23)	5	-	-
Income taxes	(1)	-	-
Settlement in net defined periodic benefit cost (See Note 23)	2	-	-
Income taxes	(1)	-	-

Balance, End of Year	$34	$42	$22
Total Accumulated Other Comprehensive Income	$1,076	$1,046	$998

During the year ended December 31, 2019, the Company amended the other post-employment benefits arrangements in conjunction with the integration of the Newfield business acquired. The plan amendment resulted in an increase to pension liabilities with a corresponding loss recognized in other comprehensive income.

20.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at December 31, 2020, VMLP provides approximately 1,213 MMcf/d of natural gas gathering and compression and 932 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from 11 to 25 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,901 million as at December 31, 2020. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 27 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at December 31, 2020, accounts payable and accrued liabilities included $0.3  million related to the take or pay commitment.

21.	Restructuring Charges

In February 2019, in conjunction with the Newfield business combination as described in Note 8, the Company announced workforce reductions to better align staffing levels and organizational structure with the Company’s strategy. During 2019, the Company incurred total restructuring charges of $138 million, before tax, primarily related to severance costs.

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization in response to the low commodity price environment resulting from the global pandemic and the Company’s planned reductions in capital spending. During 2020, the Company incurred total restructuring charges of $90 million, before tax, primarily related to severance costs, of which $14 million remains accrued as at December 31, 2020. The remaining amounts accrued are expected to be paid in 2021 and total transition and severance costs are expected to be approximately $95 million before tax.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Consolidated Statement of Earnings.

For the years ended December 31	2020	2019	2018

Severance and Benefits	$88	$133	$-
Outplacement, Moving and Other Expenses	2	5	-
Restructuring Expenses	$90	$138	$-

As at December 31	2020	2019	2018

Outstanding Restructuring Accrual, Beginning of Year	$8	$-	$-
Current Year Restructuring Expenses Incurred	90	138	-
Restructuring Costs Paid	(84)	(130)	-
Outstanding Restructuring Accrual, End of Year (1)	$14	$8	$-

(1)	Included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

22.	Compensation Plans

Ovintiv has a number of compensation arrangements under which the Company awards various types of long-term incentive grants to eligible employees and Directors. They may include TSARs, Stock Appreciation Rights (“SARs”), PSUs, Deferred Share Units (“DSUs”) and RSUs.

Ovintiv accounts for PSUs and RSUs as equity-settled stock-based payment transactions provided there is sufficient common stock held in reserve for issuance. TSARs, SARs and DSUs are accounted for as cash-settled stock-based payment transactions. The Company accrues compensation costs over the vesting period based on the fair value of the rights determined using the Black-Scholes-Merton or other appropriate fair value models.

During the fourth quarter of 2020, Ovintiv’s Board of Directors resolved to settle certain PSU awards and RSU awards with the issuance of the Company’s common stock. Historically, the Company settled PSU and RSU awards in cash. As a result, the respective awards were modified and reclassified as equity-settled share-based payment transactions at the modification date. The modified awards accrue compensation expense using the modification date fair value of the awards over the remaining vesting period. Common stock used to settle the PSU and RSU awards will be issued from Ovintiv’s common stock authorized and held in reserve for issuance under the Company’s stock-based compensation plans. The modification impacted all employees and there was no incremental compensation cost recognized at the modification date.

The Company has recognized the following share-based compensation costs:

For the years ended December 31	2020	2019	2018

Total Compensation Costs of Transactions Classified as Cash-Settled	$42	$59	$(65)
Total Compensation Costs of Transactions Classified as Equity-Settled	3	-	-
Less: Total Share-Based Compensation Costs Capitalized	(12)	(20)	19
Total Share-Based Compensation Expense (Recovery)	$33	$39	$(46)

Recognized on the Consolidated Statement of Earnings in:
Operating	$10	$16	$(13)
Administrative	23	23	(33)
	$33	$39	$(46)

As at December 31, 2020, the liability for cash-settled share-based payment transactions totaled $34 million (2019 - $78 million), of which $25 million (2019 - $40 million) is recognized in accounts payable and accrued liabilities and $9 million (2019 - $38 million) is recognized in other liabilities and provisions in the Consolidated Balance Sheet. Additionally, paid in surplus includes $71 million (2019 - nil) related to equity-settled share-based compensation plans.

The following sections outline certain information related to Ovintiv’s compensation plans as at December 31, 2020.

A)	TANDEM STOCK APPRECIATION RIGHTS

All options to purchase shares of common stock issued to eligible Canadian-based employees under Ovintiv’s Stock Option Plan have associated TSARs attached. In lieu of exercising the option, the associated TSARs give the option holder the right to purchase shares of common stock of the Company or receive a cash payment equal to the excess of the market price of Ovintiv’s shares of common stock at the time of exercise over the original grant price. TSARs granted vest and are exercisable at 30 percent of the number granted after one year, an additional 30 percent of the number granted after two years, are fully exercisable after three years and expire seven years after the date granted. TSARs are classified as a liability and remeasured at the end of each reporting period.

The following tables summarize information related to the TSARs:

As at December 31	2020			2019
(thousands of units)	Outstanding TSARs	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)	Outstanding TSARs	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	1,606	48.65	3.7	2,073	67.23
Granted	-	-		249	44.83
Exercised - SARs (1)	-	-		(8)	27.80
Exercised - Options (1)	-	-		-	-
Forfeited	-	-		(21)	76.32
Expired	(20)	78.47		(687)	102.73
Outstanding, End of Year (2)	1,586	48.28	2.8	1,606	48.65	3.7
Vested and Exercisable, End of Year (3)	1,348	47.71	2.4	1,179	45.89	3.0
Expected to Vest (4)	238	51.52	5.0	427	56.28	5.7

(1)	The intrinsic value of option awards exercised and cash-settled during 2020 was nil (2019 - nil; 2018 - $3 million).
(2)	The intrinsic value of option awards outstanding during 2020 was $6 million (2019 - $6 million).
(3)	The intrinsic value of option awards vested and exercisable during 2020 was $6 million (2019 - $6 million).
(4)	The intrinsic value of option awards expected to vest during 2020 was nil (2019 - nil).

The following weighted average assumptions were used to determine the fair value of TSARs outstanding:

	C$ Share Units
As at December 31	2020	2019	2018

Risk Free Interest Rate	0.20%	1.69%	1.85%
Dividend Yield	2.75%	1.64%	0.99%
Expected Volatility Rate (1)	103.64%	43.61%	48.68%
Expected Term	1.8 yrs	2.4 yrs	1.8 yrs
Market Share Price	C$18.29	C$30.40	C$39.40
Weighted Average Grant Date Fair Value	C$48.28	C$48.65	C$67.23
(1)	Volatility was estimated using historical rates.

As at December 31, 2020, there was approximately $0.1 million of unrecognized compensation costs (2019 - $0.3 million) related to unvested TSARs. The costs are expected to be recognized over a weighted average period of 1.1 years.

B)	STOCK APPRECIATION RIGHTS

U.S. dollar denominated SARs are granted to eligible U.S.-based employees, which entitle the employee to receive a cash payment equal to the excess of the market price of Ovintiv’s shares of common stock at the time of exercise over the original grant price of the right. SARs granted vest and are exercisable at 30 percent of the number granted after one year, an additional 30 percent of the number granted after two years, are fully exercisable after three years and expire seven years after the date granted. SARs are classified as a liability and remeasured at the end of each reporting period.

The following tables summarize information related to the U.S. dollar denominated SARs:

As at December 31	2020			2019
(thousands of units)	Outstanding SARs	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)	Outstanding SARs	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	789	39.84	4.4	820	67.08
Granted	-	-		344	34.29
Exercised (1)	-	-		(5)	20.30
Forfeited	(86)	38.89		(18)	91.59
Expired	(43)	69.35		(352)	95.67
Outstanding, End of Year (2)	660	38.03	3.7	789	39.84	4.4
Vested and Exercisable, End of Year (3)	423	39.22	2.9	378	41.92	2.7
Expected to Vest (4)	237	35.89	5.2	411	37.92	6.0

(1)	The intrinsic value of option awards exercised and cash-settled during 2020 was nil (2019 - nil; 2018 - $3 million).
(2)	The intrinsic value of option awards outstanding during 2020 was $3 million (2019 - $3 million).
(3)	The intrinsic value of option awards vested and exercisable during 2020 was $3 million (2019 - $3 million).
(4)	The intrinsic value of option awards expected to vest during 2020 was nil (2019 - nil).

The following weighted average assumptions were used to determine the fair value of SARs outstanding:

	US$ Share Units
As at December 31	2020	2019	2018

Risk Free Interest Rate	0.20%	1.69%	1.85%
Dividend Yield	2.61%	1.60%	1.04%
Expected Volatility Rate (1)	104.53%	44.98%	51.28%
Expected Term	2.3 yrs	2.8 yrs	1.4 yrs
Market Share Price	US$14.36	US$23.45	US$28.90
Weighted Average Grant Date Fair Value	US$38.03	US$39.84	US$67.08
(1)	Volatility was estimated using historical rates.

As at December 31, 2020, there was approximately $0.2 million of unrecognized compensation costs (2019 - $0.7 million) related to unvested U.S. dollar denominated SARs. The costs are expected to be recognized over a weighted average period of 1.2 years.

C)	PERFORMANCE SHARE UNITS

PSUs are granted to eligible employees, which entitle the employee to receive, upon vesting, one share of Ovintiv common stock for each PSU held or a cash equivalent, at the discretion of the Company. PSUs vest three years from the date granted, provided the employee remains actively employed with Ovintiv on the vesting date. Based on the performance assessment, up to a maximum of two times the original PSU grant may be eligible to vest in respect of the year being measured.

The ultimate value of the PSUs will depend upon Ovintiv’s performance relative to predetermined strategic milestones as well as the performance of a specified peer group over a three-year period.

The following tables summarize information related to the PSUs:

As at December 31	2020 (1)		2019
U.S. Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	773	42.66	652	35.38
Granted (2)	1,317	13.66	767	30.19
Vested and Released (3)	(155)	58.75	(643)	20.43
Units, in Lieu of Dividends	125	21.80	11	42.94
Forfeited	(174)	20.05	(14)	42.20
Unvested and Outstanding, End of Year	1,886	21.80	773	42.66

As at December 31	2020 (1)		2019
Canadian Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	810	62.62	1,190	46.97
Granted (2)	796	21.08	787	35.61
Vested and Released (3)	(291)	77.08	(1,150)	27.90
Units, in Lieu of Dividends	84	34.62	12	62.92
Forfeited	(91)	32.40	(29)	64.41
Unvested and Outstanding, End of Year	1,308	34.43	810	62.62

(1)

During the fourth quarter of 2020, Ovintiv’s Board of Directors resolved to settle the PSUs with the issuance of the Company’s common stock. As a result, the awards were modified and reclassified as equity-settled awards. The weighted average modification date fair value of the awards was US$14.85 per share and C$18.83 per share for the U.S. dollar denominated and Canadian dollar denominated PSUs, respectively.

(2)

The weighted average grant date fair value of awards granted to employees during 2018 was US$54.82 per share and C$68.80 per share for U.S. dollar denominated and Canadian dollar denominated awards, respectively.

(3)	During the year ended December 31, 2020, performance shares that vested and were cash-settled resulted in payments of $6 million (2019 - $64 million; 2018 - $26 million).

As at December 31, 2020, there was approximately $27 million of unrecognized compensation costs (2019 - $19 million) related to unvested PSUs. The costs are expected to be recognized over a weighted average period of 1.6 years.

D)	DEFERRED SHARE UNITS

The Company has in place a program whereby Directors and certain key employees are issued DSUs, which vest immediately, are equivalent in value to a share of Ovintiv common stock and are settled in cash. DSUs are classified as a liability and remeasured at the end of each reporting period based on the change in fair value of the Company’s common stock.

Under the DSU Plan, employees have the option to convert either 25 or 50 percent of their annual High Performance Results (“HPR”) award into DSUs. The number of DSUs converted is based on the value of the award divided by the closing value of Ovintiv’s share price at the end of the performance period of the HPR award.

For both Directors and employees, DSUs can only be redeemed following departure from Ovintiv in accordance with the terms of the respective DSU Plan and must be redeemed prior to December 15th of the year following the departure from Ovintiv.

The following table summarizes information related to the DSUs:

(thousands of units)	Canadian Dollar Denominated Outstanding DSUs
As at December 31	2020	2019

Vested and Outstanding, Beginning of Year	217	191
Granted	51	13
Converted from HPR awards	-	11
Units, in Lieu of Dividends	15	3
Redeemed	(72)	(1)
Vested and Outstanding, End of Year	211	217

E)	RESTRICTED SHARE UNITS

RSUs are granted to eligible employees and Directors. An RSU is a conditional grant to receive a share of Ovintiv common stock or a cash equivalent at the Company’s discretion upon vesting of the RSUs and in accordance with the terms and conditions of the RSU Plans and grant agreements.

RSUs issued to employees before February 2020 vest three years from the date granted, provided the employee remains actively employed with Ovintiv on the vesting date. Beginning with the RSUs issued in February 2020, all RSU awards issued to employees will vest over their three-year service period. RSUs issued to Directors fully vest on the grant date and have no required term of service. The RSUs issued to Directors are settled three years from the date granted or following the Director’s departure from Ovintiv, whichever is earlier.

The following table summarizes information related to the RSUs:

As at December 31	2020 (1)		2019
U.S. Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	2,270	43.44	2,118	36.53
Granted (2)	4,165	12.72	1,456	35.10
Units, in Lieu of Dividends	384	21.48	33	43.88
Vested and Released (3)	(449)	54.68	(1,165)	20.38
Forfeited	(884)	21.11	(172)	43.97
Unvested and Outstanding, End of Year	5,486	21.26	2,270	43.44

As at December 31	2020 (1)		2019
Canadian Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	1,669	61.35	2,175	47.84
Granted (2)	2,029	17.06	768	47.47
Units, in Lieu of Dividends	206	32.01	25	61.45
Vested and Released (3)	(433)	76.82	(1,203)	27.82
Forfeited	(559)	32.00	(96)	64.07
Unvested and Outstanding, End of Year	2,912	31.76	1,669	61.35

(1)

During the fourth quarter of 2020, Ovintiv’s Board of Directors resolved to settle the RSUs with the issuance of the Company’s common stock. As a result, the awards were modified and reclassified as equity-settled awards. The weighted average modification date fair value of the awards was US$14.85 per share and C$18.83 per share for the U.S. dollar denominated and Canadian dollar denominated RSUs, respectively.

(2)

The weighted average grant date fair value of awards granted to employees during 2018 was US$54.98 per share and C$68.90 per share for U.S. dollar denominated and Canadian dollar denominated awards, respectively.

(3)	During the year ended December 31, 2020, restricted shares that vested and were cash-settled resulted in payments of $10 million (2019 - $85 million; 2018 - $52 million).

As at December 31, 2020, there was approximately $43 million of unrecognized compensation costs (2019 - $39 million) related to unvested RSUs. The costs are expected to be recognized over a weighted average period of 1.0 years.

23.	Pension and Other Post-Employment Benefits

Ovintiv sponsors defined benefit and defined contribution plans, providing pension and other post-employment benefits (“OPEB”) to its employees in the U.S. and Canada. As of January 1, 2003, the defined benefit pension plan was closed to new entrants. The average remaining service period of active employees participating in the defined benefit pension plan is six years and the average remaining life expectancy of inactive employees is 13 years. The average remaining service period of the active employees participating in the OPEB plan is eight years.

The Company is required to file an actuarial valuation of its pension plans with the provincial regulator at least every three years, or more frequently if directed by the regulator. The most recent filing was dated December 31, 2019 and the next required filing is expected to be as at December 31, 2022.

The following tables set forth changes in the benefit obligations and fair value of plan assets for the Company’s defined benefit pension and other post-employment benefit plans for the years ended December 31, 2020 and 2019, as well as the funded status of the plans and amounts recognized in the Consolidated Financial Statements as at December 31, 2020 and 2019.

	Defined Benefits		OPEB
As at December 31	2020	2019	2020	2019

Change in Benefit Obligations
Projected Benefit Obligation, Beginning of Year	$209	$196	$87	$73
Service Cost	1	1	4	10
Interest Cost	6	7	2	4
Actuarial (Gains) Losses	16	10	4	(52)
Exchange Differences	4	9	1	1
Employee Contributions	-	-	1	1
Benefits Paid	(17)	(14)	(9)	(9)
Plan Acquisition	-	-	-	24
Plan Amendment	-	-	-	31
Settlement	(8)	-	-	-
Curtailment	-	-	(1)	4
Projected Benefit Obligation, End of Year	$211	$209	$89	$87

Change in Plan Assets
Fair Value of Plan Assets, Beginning of Year	$200	$182	$-	$-
Actual Return on Plan Assets	17	23	-	-
Exchange Differences	3	9	-	-
Employee Contributions	-	-	1	1
Employer Contributions	-	-	8	8
Benefits Paid	(17)	(14)	(9)	(9)
Transfers to Defined Contribution Plan	(2)	-	-	-
Settlement	(8)	-	-	-
Fair Value of Plan Assets, End of Year	$193	$200	$-	$-

Funded Status of Plan Assets, End of Year	$(18)	$(9)	$(89)	$(87)

Total Recognized Amounts in the Consolidated Balance Sheet Consist of:
Other Assets	$11	$12	$-	$-
Current Liabilities	-	-	(10)	(9)
Non-Current Liabilities	(29)	(21)	(79)	(78)
Total	$(18)	$(9)	$(89)	$(87)

Total Recognized Amounts in Accumulated Other Comprehensive Income Consist of:
Net Actuarial (Gains) Losses	$26	$21	$(83)	$(97)
Net Prior Service Costs	(7)	(5)	19	26
Total Recognized in Accumulated Other Comprehensive Income, Before Tax	$19	$16	$(64)	$(71)

The accumulated defined benefit obligation for all defined benefit plans was $299 million as at December 31, 2020 (2019 - $295 million).

The following table sets forth the defined benefit plans with accumulated benefit obligation and projected benefit obligation in excess of the fair value of the plan assets:

	Defined Benefits		OPEB
As at December 31	2020	2019	2020	2019

Projected Benefit Obligation	$(69)	$(72)	$(89)	$(87)
Accumulated Benefit Obligation	(69)	(72)	(89)	(87)
Fair Value of Plan Assets (1)	40	51	-	-
(1)	The Company does not aggregate benefit plans.

Following are the weighted average assumptions used by the Company in determining the defined benefit pension and other post-employment benefit obligations:

	Defined Benefits		OPEB
As at December 31	2020	2019	2020	2019

Discount Rate	2.25%	3.00%	2.09%	2.95%
Rates of Increase in Compensation Levels	3.11%	3.09%	6.28%	6.27%

The following sets forth total benefit plans expense recognized by the Company:

	Pension Benefits			OPEB
For the years ended December 31	2020	2019	2018	2020	2019	2018

Net Defined Periodic Benefit Cost	$3	$2	$1	$2	$16	$7
Defined Contribution Plan Expense	28	29	24	-	-	-
Total Benefit Plans Expense	$31	$31	$25	$2	$16	$7

Of the total benefit plans expense, $27 million (2019 - $31 million; 2018 - $23 million) was included in operating expense and $6 million (2019 - $9 million; 2018 - $9 million) was included in administrative expense. Excluding service costs, no net defined periodic benefit costs (2019 - $7 million; 2018 - nil) were recorded in other (gains) losses, net.

The net defined periodic benefit cost is as follows:

	Defined Benefits			OPEB
For the years ended December 31	2020	2019	2018	2020	2019	2018

Service Cost	$1	$1	$1	$4	$10	$7
Interest Cost	6	7	7	2	4	3
Expected Return on Plan Assets	(7)	(7)	(8)	-	-	-
Amounts Reclassified from Accumulated
Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	1	1	1	(10)	(3)	(2)
Amortization of net prior service costs	-	-	-	2	1	(1)
Curtailment from net prior service costs	-	-	-	5	-	-
Settlement from net prior service costs	2	-	-	-	-	-
Curtailment	-	-	-	(1)	4	-
Total Net Defined Periodic Benefit Cost (1)	$3	$2	$1	$2	$16	$7

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

Losses related to changes in the projected benefit obligations were due to a decline in the discount rate used to measure the obligations.

The amounts recognized in other comprehensive income are as follows:

	Defined Benefits			OPEB
For the years ended December 31	2020	2019	2018	2020	2019	2018

Net Actuarial (Gains) Losses	$6	$(6)	$1	$4	$(52)	$(15)
Net Prior Service Costs from Plan Amendment	-	-	-	-	31	-
Amortization of Net Actuarial Gains and (Losses)	(1)	(1)	(1)	10	3	2
Amortization of Net Prior Service Costs	-	-	-	(2)	(1)	1
Curtailment of Net Prior Service Costs	-	-	-	(5)	-	-
Settlement from Net Prior Service Costs	(2)	-	-	-	-	-
Total Amounts Recognized in Other Comprehensive (Income) Loss, Before Tax	$3	$(7)	$-	$7	$(19)	$(12)
Total Amounts Recognized in Other Comprehensive (Income) Loss, After Tax	$3	$(5)	$-	$5	$(15)	$(9)

Following are the weighted average assumptions used by the Company in determining the net periodic pension and other post-retirement benefit costs:

	Defined Benefits			OPEB
For the years ended December 31	2020	2019	2018	2020	2019	2018

Discount Rate	3.00%	3.50%	3.25%	2.90%	4.16%	3.46%
Long-Term Rate of Return on Plan Assets	3.75%	4.00%	4.25%	-	-	-
Rates of Increase in Compensation Levels	3.12%	3.12%	3.49%	5.92%	6.53%	6.36%

The Company’s assumed health care cost trend rates are as follows:

For the years ended December 31	2020	2019	2018

Health Care Cost Trend Rate for Next Year	6.42%	6.61%	6.99%
Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2026	2026	2026

The Company does not expect to contribute to its defined benefit pension plans in 2021. The Company’s OPEB plans are funded on an as required basis.

The following provides an estimate of benefit payments for the next 10 years. These estimates reflect benefit increases due to continuing employee service.

	Defined Benefit Pension Payments	Other Benefit Payments

2021	$13	$10
2022	13	9
2023	13	8
2024	13	8
2025	13	7
2026 - 2030	57	26

The Company’s registered and other defined benefit pension plan assets are presented by investment asset category and input level within the fair value hierarchy as follows:

As at December 31	2020
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$25	$1	$-	$26
Fixed Income - Canadian Bond Funds	-	107	-	107
Equity - International	-	60	-	60
Fair Value of Plan Assets, End of Year	$25	$168	$-	$193

As at December 31	2019
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$26	$-	$-	$26
Fixed Income - Canadian Bond Funds	-	105	-	105
Equity - International	-	69	-	69
Fair Value of Plan Assets, End of Year	$26	$174	$-	$200

Fixed Income investments consist of Canadian bonds issued by investment grade companies. Equity investments consist of international securities, including securities held in the U.S. The fair values of these securities are based on dealer quotes, quoted market prices and net asset values.

Registered pension plan assets were invested by the Company in the following as at December 31, 2020: 69 percent Bonds (2019 - 68 percent), and 31 percent U.S. and Foreign Equity (2019 - 32 percent). The expected long-term rate of return is 3.00 percent. The expected rate of return on pension plan assets is based on historical and projected rates of return for each asset class in the plan investment portfolio. The actual return on plan assets was $17 million (2019 - $23 million). The asset allocation structure is subject to diversification requirements and constraints, which reduce risk by limiting exposure to individual equity investment, credit rating categories and foreign currency exposure.

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

As at December 31, 2020	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$70	$-	$70	$(59)	$11
Long-term assets	-	7	-	7	(3)	4
Foreign Currency Derivatives:
Current assets	-	26	-	26	-	26

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$114	$74	$189	$(59)	$130
Long-term liabilities	-	128	-	128	(3)	125

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$1	$-	$1	$-	$1
Long-term in other liabilities and provisions	-	7	-	7	-	7

As at December 31, 2019	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$202	$-	$202	$(67)	$135
Long-term assets	-	6	-	6	(4)	2
Foreign Currency Derivatives:
Current assets	-	13	-	13	-	13

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$139	$41	$181	$(67)	$114
Long-term liabilities	-	61	11	72	(4)	68

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$2	$-	$2	$-	$2
Long-term in other liabilities and provisions	-	7	-	7	-	7

(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX fixed price swaptions, NYMEX three-way options, NYMEX call options, foreign currency swaps and basis swaps with terms to 2025. Level 2 also includes financial guarantee contracts as discussed in Note 25. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

Level 3 Fair Value Measurements

As at December 31, 2020, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2021. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of these contracts are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Risk Management
	2020	2019

Balance, Beginning of Year	$(52)	$139
Total Gains (Losses)	131	(123)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	(153)	(68)
Transfers Out of Level 3	-	-
Balance, End of Year	$(74)	$(52)

Change in Unrealized Gains (Losses) During the Year Included in Net Earnings (Loss)	$(22)	$(191)

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at December 31, 2020:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	34% - 73%	41%
(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $6 million (2019 - $8 million) increase or decrease to net risk management assets and liabilities.

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

Crude Oil and NGLs - To partially mitigate crude oil and NGL commodity price risk, the Company uses WTI-based contracts such as fixed price contracts, options and costless collars. Ovintiv has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as fixed price contracts, fixed price swaptions and options. Ovintiv has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2020, Ovintiv has entered into $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of US$0.7289 to C$1, which mature monthly throughout 2021.

RISK MANAGEMENT POSITIONS AS AT DECEMBER 31, 2020

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	24.9 Mbbls/d	2021	43.61	$(42)
Propane Fixed Price	8.0 Mbbls/d	2021	24.69	(4)
Butane Fixed Price	5.0 Mbbls/d	2021	24.83	(8)

WTI Three-Way Options
Sold call / bought put / sold put	57.4 Mbbls/d	2021	50.26 / 39.95 / 31.20	(48)

WTI Costless Collars
Sold call / bought put	15.0 Mbbls/d	2021	45.84 / 35.00	(26)

Basis Contracts (1)		2021		(1)
Crude Oil and NGLs Fair Value Position				(129)

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	83 MMcf/d	2021	2.51	(6)

NYMEX Fixed Price Swaptions (2)	165 MMcf/d	2022	2.51	(18)

NYMEX Three-Way Options
Sold call / bought put / sold put	917 MMcf/d	2021	3.41 / 2.88 / 2.50	49

NYMEX Call Options
Sold call price	330 MMcf/d	2022	2.38	(51)

Basis Contracts (3)		2021		(36)
		2022		(23)
		2023 - 2025		(29)

Other Financial Positions				3
Natural Gas Fair Value Position				(111)

Other Derivative Contracts
Fair Value Position				(8)

Foreign Currency Contracts
Fair Value Position (4)		2021		26
Total Fair Value Position				$(222)

(1)	Ovintiv has entered into crude and NGL differential swaps associated with Canadian condensate and WTI.
(2)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain 2021 Fixed Price swaps to 2022.
(3)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Malin, Waha, Houston Ship Channel and NYMEX.
(4)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

EARNINGS IMPACT OF REALIZED AND UNREALIZED GAINS (LOSSES) ON RISK MANAGEMENT POSITIONS

For the years ended December 31	2020	2019	2018

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$711	$369	$(104)
Foreign Currency Derivatives:
Foreign exchange	(1)	3	10
	$710	$372	$(94)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(204)	$(730)	$519
Foreign Currency Derivatives:
Foreign exchange	13	34	(51)
	$(191)	$(696)	$468

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$507	$(361)	$415
Foreign Currency Derivatives:
Foreign exchange	12	37	(41)
	$519	$(324)	$374

(1)	Includes a realized gain of $2 million for the year ended December 31, 2020 (2019 - gain of $6 million; 2018 - gain of $7 million) related to other derivative contracts.
(2)	Includes an unrealized loss of $1 million for the year ended December 31, 2020 (2019 - loss of $1 million; 2018 - loss of $2 million) related to other derivative contracts.

RECONCILIATION OF UNREALIZED RISK MANAGEMENT POSITIONS FROM JANUARY 1 TO DECEMBER 31

	2020		2019	2018
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(41)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Year	519	$519	$(324)	$374
Settlement of Other Derivative Contracts	2
Amortization of Option Premiums During the Year	8
Fair Value of Contracts Realized During the Year	(710)	(710)	(372)	94
Fair Value of Contracts Outstanding	$(222)	$(191)	$(696)	$468

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 24 for a discussion of fair value measurements.

UNREALIZED RISK MANAGEMENT POSITIONS

As at December 31	2020	2019

Risk Management Assets
Current	$37	$148
Long-term	4	2
	41	150

Risk Management Liabilities
Current	130	114
Long-term	125	68
	255	182

Other Derivative Contracts
Current in accounts payable and accrued liabilities	1	2
Long-term in other liabilities and provisions	7	7
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(222)	$(41)

C)	CREDIT RISK

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance, and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at December 31, 2020, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $103 million and $41 million, respectively, as disclosed in Note 24. The Company had no significant credit derivatives in place and held no collateral at December 31, 2020.

As at December 31, 2020, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions and companies with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at December 31, 2020, approximately 89 percent (2019 - 95 percent) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms of up to four years with a fair value recognized of $8 million as at December 31, 2020 (2019 - $9 million). The maximum potential amount of undiscounted future payments is $82 million as at December 31, 2020, and is considered unlikely.

26.	Supplementary Information

Supplemental disclosures to the Consolidated Statement of Cash Flows are presented below:

A)	NET CHANGE IN NON-CASH WORKING CAPITAL

For the years ended December 31	2020	2019	2018

Operating Activities
Accounts receivable and accrued revenues	$146	$109	$(150)
Accounts payable and accrued liabilities	(26)	(44)	141
Current portion of operating lease liabilities	(11)	49	-
Income tax receivable and payable	30	(27)	254
	$139	$87	$245

B)	NON-CASH ACTIVITIES

For the years ended December 31	2020	2019	2018

Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 17)	$7	$15	$17
Asset retirement obligation change in estimated future cash outflows (See Note 17)	(49)	47	(20)
Property, plant and equipment accruals	(175)	(78)	(16)
Capitalized long-term incentives	(16)	(27)	(47)
Property additions/dispositions (swaps)	229	159	210
New ROU operating lease assets and liabilities (See Note 14)	(10)	(20)	-
Non-Cash Financing Activities
Common shares issued in conjunction with the Newfield business combination (See Note 8)	$-	$(3,478)	$-
Shares of common stock issued under dividend reinvestment plan (See Note 18)	-	-	1

On September 1, 2020, Ovintiv closed an agreement with PetroChina Canada Ltd. (“PCC”) to terminate its joint venture with PCC and transfer the ownership and operation of certain Duvernay shale assets in west-central Alberta. In connection with the closing, Ovintiv and PCC agreed to partition the Duvernay acreage and associated infrastructure. For the year ended December 31, 2020, property additions/dispositions (swaps) includes a $203 million non-cash swap related to the Duvernay partition.

C)	SUPPLEMENTARY CASH FLOW INFORMATION

For the years ended December 31	2020	2019	2018

Interest Paid	$385	$415	$367
Income Taxes (Recovered), net of Amounts Paid	$(52)	$(22)	$(246)

27.	Commitments and Contingencies

COMMITMENTS

The following table outlines the Company’s commitments as at December 31, 2020:

	Expected Future Payments
(undiscounted)	2021	2022	2023	2024	2025	Thereafter	Total

Transportation and Processing	$729	$747	$709	$507	$444	$2,179	$5,315
Drilling and Field Services	36	-	-	-	-	-	36
Building Leases	13	10	6	6	5	2	42
Total	$778	$757	$715	$513	$449	$2,181	$5,393

Operating leases with terms greater than one year are not included in the commitments table above. The table above includes short-term leases with contract terms less than 12 months, such as drilling rigs and field office leases, as well as non-lease operating cost components associated with building leases. See Note 14 for additional disclosures on leases.

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

28.	Supplementary Oil and Gas Information (unaudited)

The unaudited supplementary information on oil and natural gas exploration and production activities for 2020, 2019 and 2018 has been presented in accordance with the FASB’s ASC Topic 932, “Extractive Activities - Oil and Gas” and the SEC’s final rule, “Modernization of Oil and Gas Reporting”. Disclosures by geographic area include the United States and Canada.

Proved Oil and Natural Gas Reserves

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

The following reference prices were utilized in the determination of reserves and future net revenue:

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

Reserves Pricing (1)
2020	39.62	49.77	1.98	2.13
2019	55.93	68.80	2.58	1.76
2018	65.56	79.59	3.10	1.49

(1)	All prices were held constant in all future years when estimating net revenues and reserves.

PROVED RESERVES (1)

(12-MONTH AVERAGE TRAILING PRICES)

	Oil (MMbbls)			NGLs (MMbbls)			Natural Gas (Bcf)			Total (MMBOE)
	United States	Canada	Total	United States	Canada	Total	United States	Canada	Total
2018
Beginning of year	192.3	0.2	192.5	67.5	115.0	182.5	384	2,135	2,519	794.9
Revisions and improved recovery (2)	19.5	0.2	19.7	14.2	(17.4)	(3.2)	37	249	285	64.1
Extensions and discoveries	162.4	-	162.4	48.6	78.9	127.4	233	885	1,118	476.2
Purchase of reserves in place	21.3	-	21.3	7.7	-	7.7	39	-	39	35.5
Sale of reserves in place	(11.4)	-	(11.4)	(5.1)	-	(5.1)	(40)	-	(40)	(23.1)
Production	(32.7)	(0.1)	(32.8)	(10.6)	(18.0)	(28.5)	(55)	(368)	(423)	(131.9)
End of year	351.5	0.2	351.8	122.3	158.5	280.8	598	2,901	3,499	1,215.7
Developed	150.6	0.2	150.9	59.4	60.8	120.2	295	1,707	2,002	604.7
Undeveloped	200.9	-	200.9	62.8	97.8	160.6	302	1,195	1,497	611.0
Total	351.5	0.2	351.8	122.3	158.5	280.8	598	2,901	3,499	1,215.7
2019
Beginning of year	351.5	0.2	351.8	122.3	158.5	280.8	598	2,901	3,499	1,215.7
Revisions and improved recovery (2)	(56.4)	0.8	(55.6)	3.1	(20.2)	(17.1)	(31)	(484)	(515)	(158.7)
Extensions and discoveries	230.2	0.4	230.6	96.0	62.4	158.4	521	777	1,298	605.3
Purchase of reserves in place	262.0	-	262.0	217.2	-	217.2	1,904	-	1,904	796.6
Sale of reserves in place	(5.1)	-	(5.1)	(0.5)	-	(0.5)	(351)	-	(351)	(64.1)
Production	(59.8)	(0.2)	(60.0)	(28.6)	(21.6)	(50.2)	(200)	(376)	(576)	(206.2)
End of year	722.4	1.3	723.7	409.4	179.1	588.5	2,441	2,818	5,259	2,188.8
Developed	291.0	1.2	292.2	211.3	68.4	279.8	1,375	1,439	2,815	1,041.1
Undeveloped	431.4	0.1	431.5	198.1	110.7	308.8	1,066	1,378	2,444	1,147.7
Total	722.4	1.3	723.7	409.4	179.1	588.5	2,441	2,818	5,259	2,188.8
2020
Beginning of year	722.4	1.3	723.7	409.4	179.1	588.5	2,441	2,818	5,259	2,188.8
Revisions and improved recovery (2)	(221.5)	(0.5)	(222.0)	(29.1)	(33.1)	(62.2)	(323)	(161)	(484)	(364.9)
Extensions and discoveries	144.3	0.1	144.4	78.1	27.7	105.8	392	372	764	377.5
Purchase of reserves in place	9.9	1.0	10.9	8.4	11.6	20.0	47	94	140	54.3
Sale of reserves in place	(9.3)	-	(9.3)	(7.9)	(13.4)	(21.4)	(95)	(106)	(201)	(64.1)
Production	(55.2)	(0.2)	(55.4)	(29.8)	(20.5)	(50.3)	(194)	(366)	(560)	(199.0)
End of year	590.5	1.7	592.3	429.1	151.4	580.5	2,268	2,650	4,918	1,992.5
Developed	279.1	1.7	280.9	242.3	76.9	319.3	1,327	1,740	3,067	1,111.3
Undeveloped	311.4	-	311.4	186.7	74.5	261.2	941	910	1,851	881.1
Total	590.5	1.7	592.3	429.1	151.4	580.5	2,268	2,650	4,918	1,992.5

(1)	Numbers may not add due to rounding.
(2)	Changes in reserve estimates resulting from application of improved recovery techniques are included in revisions of previous estimates.

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

Total Proved reserves decreased 196.3 MMBOE including production of 199.0 MMBOE in 2020 due to the following:

•

Revisions and improved recovery of oil, NGLs and natural gas were negative primarily due to changes in the approved development plan of 382.2 MMBOE and lower 12-month average trailing prices of 167.1 MMBOE, partially offset by positive revisions from well performance and development strategy changes of 182.0 MMBOE and from infill drilling locations of 2.4 MMBOE.

•

Extensions and discoveries of oil, NGLs and natural gas increased proved reserves by 377.5 MMBOE due to successful drilling and technical delineation, as well as new proved undeveloped locations resulting from development plan changes in the Permian, Montney, Anadarko and Uinta assets.

•	Purchases of 54.3 MMBOE were primarily in the Permian asset and a result of the partition of certain Duvernay shale assets between Ovintiv and PCC.
•

Sale of reserves in place decreased proved developed reserves by 64.1 MMBOE primarily due to divestitures in the Anadarko and Permian assets, and the partition of certain Duvernay shale assets between Ovintiv and PCC.

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

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

In calculating the standardized measure of discounted future net cash flows, constant price and cost assumptions were applied to Ovintiv’s annual future production from proved reserves to determine cash inflows. Estimates of future net cash flows from proved reserves are computed based on the average beginning-of-the-month prices during the 12-month period for the year. Future production and development costs include estimates for abandonment and dismantlement costs associated with asset retirement obligations and assume the continuation of existing economic, operating and regulatory conditions. Future income taxes are calculated by applying statutory income tax rates to future pre-tax cash flows after provision for the tax cost of the oil and natural gas properties based upon existing laws and regulations. The effect of tax credits is also considered in determining the income tax expense. The discount was computed by application of a 10 percent discount factor to the future net cash flows.

Ovintiv cautions that the discounted future net cash flows relating to proved oil and gas reserves are an indication of neither the fair market value of Ovintiv’s oil and gas properties, nor the future net cash flows expected to be generated from such properties. The discounted future net cash flows do not include the fair market value of exploratory properties and probable or possible oil and gas reserves, nor is consideration given to the effect of anticipated future changes in oil and natural gas prices, development, asset retirement and production costs, and possible changes to tax and royalty regulations. The prescribed discount rate of 10 percent may not appropriately reflect future interest rates.

	United States			Canada
	2020	2019	2018	2020	2019	2018

Future Cash Inflows	$26,093	$46,076	$26,305	$7,156	$10,404	$12,463
Less Future:
Production costs	8,864	13,064	6,399	4,202	4,791	5,231
Development costs	6,187	10,795	4,751	1,859	3,024	2,641
Income taxes	74	2,262	1,673	-	-	586
Future Net Cash Flows	10,968	19,955	13,482	1,095	2,589	4,005
Less 10% annual discount for estimated timing of cash flows	5,895	9,914	6,532	246	1,014	1,351
Discounted Future Net Cash Flows	$5,073	$10,041	$6,950	$849	$1,575	$2,654

	Total
	2020	2019	2018

Future Cash Inflows	$33,249	$56,480	$38,768
Less Future:
Production costs	13,066	17,855	11,630
Development costs	8,046	13,819	7,392
Income taxes	74	2,262	2,259
Future Net Cash Flows	12,063	22,544	17,487
Less 10% annual discount for estimated timing of cash flows	6,141	10,928	7,883
Discounted Future Net Cash Flows	$5,922	$11,616	$9,604

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

	United States			Canada
	2020	2019	2018	2020	2019	2018

Balance, Beginning of Year	$10,041	$6,950	$2,731	$1,575	$2,654	$1,582
Changes Resulting From:
Sales of oil and gas produced during the year	(1,605)	(2,893)	(1,952)	(405)	(654)	(759)
Discoveries and extensions, net of related costs	1,080	2,893	3,300	140	544	1,130
Purchases of proved reserves in place	98	5,581	468	44	-	-
Sales and transfers of proved reserves in place	(255)	(931)	(202)	(97)	-	-
Net change in prices and production costs	(7,119)	(2,629)	1,841	(1,563)	(1,219)	307
Revisions to quantity estimates	(2,346)	(850)	526	(188)	(550)	121
Accretion of discount	1,064	749	273	158	297	164
Development costs incurred during the year	1,341	2,115	1,315	535	545	665
Changes in estimated future development costs	2,183	(885)	(824)	652	(364)	(303)
Other	-	-	16	(2)	1	15
Net change in income taxes	591	(59)	(542)	-	321	(268)
Balance, End of Year	$5,073	$10,041	$6,950	$849	$1,575	$2,654

	Total
	2020	2019	2018

Balance, Beginning of Year	$11,616	$9,604	$4,313
Changes Resulting From:
Sales of oil and gas produced during the year	(2,010)	(3,547)	(2,711)
Discoveries and extensions, net of related costs	1,220	3,437	4,430
Purchases of proved reserves in place	142	5,581	468
Sales and transfers of proved reserves in place	(352)	(931)	(202)
Net change in prices and production costs	(8,682)	(3,848)	2,148
Revisions to quantity estimates	(2,534)	(1,400)	647
Accretion of discount	1,222	1,046	437
Development costs incurred during the year	1,876	2,660	1,980
Changes in estimated future development costs	2,835	(1,249)	(1,127)
Other	(2)	1	31
Net change in income taxes	591	262	(810)
Balance, End of Year	$5,922	$11,616	$9,604

RESULTS OF OPERATIONS

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities.

	United States			Canada
	2020	2019	2018	2020	2019	2018

Oil, NGL and Natural Gas Revenues (1)	$2,701	$4,163	$2,512	$1,349	$1,654	$1,721
Less:
Production, mineral and other taxes	158	238	131	15	16	16
Transportation and processing	453	466	124	829	859	828
Operating	485	566	305	100	125	118
Depreciation, depletion and amortization	1,378	1,593	860	427	383	361
Impairments	5,580	-	-	-	-	-
Accretion of asset retirement obligation	13	15	9	16	21	23
Operating Income (Loss)	(5,366)	1,285	1,083	(38)	250	375
Income Taxes	(1,309)	313	234	(9)	60	101
Results of Operations	$(4,057)	$972	$849	$(29)	$190	$274

	China (2)			Total
	2020	2019	2018	2020	2019	2018

Oil, NGL and Natural Gas Revenues (1)	$-	$37	$-	$4,050	$5,854	$4,233
Less:
Production, mineral and other taxes	-	-	-	173	254	147
Transportation and processing	-	-	-	1,282	1,325	952
Operating	-	16	-	585	707	423
Depreciation, depletion and amortization	-	-	-	1,805	1,976	1,221
Impairments	-	-	-	5,580	-	-
Accretion of asset retirement obligation	-	1	-	29	37	32
Operating Income (Loss)	-	20	-	(5,404)	1,555	1,458
Income Taxes	-	4	-	(1,318)	377	335
Results of Operations	$-	$16	$-	$(4,086)	$1,178	$1,123

(1)	Excludes gains (losses) on risk management.
(2)	Effective July 31, 2019, the production sharing contract with CNOOC was terminated and the Company exited its China Operations.

CAPITALIZED COSTS

Capitalized costs include the cost of properties, equipment and facilities for oil and natural gas producing activities. Capitalized costs for proved properties include costs for oil and natural gas leaseholds where proved reserves have been identified, development wells and related equipment and facilities, including development wells in progress. Capitalized costs for unproved properties include costs for acquiring oil and natural gas leaseholds where no proved reserves have been identified.

	United States			Canada
	2020	2019	2018	2020	2019	2018

Proved Oil and Gas Properties	$37,875	$35,870	$27,189	$16,008	$15,284	$13,996
Unproved Oil and Gas Properties	2,785	3,491	3,493	177	223	237
Total Capital Cost	40,660	39,361	30,682	16,185	15,507	14,233
Accumulated DD&A	32,581	25,623	24,099	15,056	14,320	13,261
Net Capitalized Costs	$8,079	$13,738	$6,583	$1,129	$1,187	$972

	Other			Total
	2020	2019	2018	2020	2019	2018

Proved Oil and Gas Properties	$-	$56	$56	$53,883	$51,210	$41,241
Unproved Oil and Gas Properties	-	-	-	2,962	3,714	3,730
Total Capital Cost	-	56	56	56,845	54,924	44,971
Accumulated DD&A	-	56	56	47,637	39,999	37,416
Net Capitalized Costs	$-	$-	$-	$9,208	$14,925	$7,555

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

	United States			Canada
	2020	2019	2018	2020	2019	2018

Acquisition Costs (1)
Unproved	$16	$843	$-	$-	$-	$17
Proved	3	5,963	-	-	-	-
Total Acquisition Costs	19	6,806	-	-	-	17
Exploration Costs	12	5	2	-	-	1
Development Costs	1,352	2,129	1,330	353	480	631
Total Costs Incurred	$1,383	$8,940	$1,332	$353	$480	$649

	Total
	2020	2019	2018

Acquisition Costs (1)
Unproved	$16	$843	$17
Proved	3	5,963	-
Total Acquisition Costs	19	6,806	17
Exploration Costs	12	5	3
Development Costs	1,705	2,609	1,961
Total Costs Incurred	$1,736	$9,420	$1,981
(1)

Acquisition costs for the year ended December 31, 2019 were restated to include the non-cash acquisition of the proved and unproved properties of Newfield Exploration Company in conjunction with the business combination described in Note 8.

COSTS NOT SUBJECT TO DEPLETION OR AMORTIZATION

Upstream costs in respect of significant unproved properties are excluded from the country cost center’s depletable base as follows:

As at December 31	2020	2019

United States	$2,785	$3,491
Canada	177	223
	$2,962	$3,714

The following is a summary of the costs related to Ovintiv’s unproved properties as at December 31, 2020:

	2020	2019	2018	Prior to 2018	Total

Acquisition Costs	$22	$810	$17	$1,965	$2,814
Exploration Costs	7	3	18	120	148
	$29	$813	$35	$2,085	$2,962

Acquisition costs primarily include costs incurred to acquire or lease properties. Exploration costs primarily include costs related to geological and geophysical studies and unevaluated costs associated with drilling and equipping exploratory wells. Ultimate recoverability of these costs and the timing of inclusion within the applicable country cost center’s depletable base is dependent upon either the finding of proved oil, NGL and natural gas reserves, expiration of leases or recognition of impairments.

Included in the $3.0 billion of oil and natural gas properties not subject to depletion or amortization are acquired leasehold and mineral costs of approximately $2.8 billion related to the acquisition of Permian, Anadarko, Bakken and Uinta. These acquisition costs are associated with acquired acreage for which proved reserves have yet to be assigned from future development. The Company continually assesses the development timeline of the acquired acreage. The timing and amount of the transfer of property acquisition costs into the depletable base are based on several factors and may be subject to changes over time from drilling plans, drilling results, availability of capital, project economics and other assessments of the property. The inclusion of these acquisition costs in the depletable base is expected to occur within four to eight years. The remaining costs excluded from depletion are related to properties which are not individually significant.

29.	Supplemental Quarterly Financial Information (unaudited)

The following summarizes quarterly financial data for the fiscal years of 2020 and 2019:

	2020
(US$ millions, except per share amounts)	Q4	Q3	Q2	Q1

Revenues	$1,528	$1,190	$726	$2,643
Impairments	717	1,336	3,250	277
Operating Income (Loss)	(591)	(1,506)	(4,059)	759

Net Earnings (Loss) Before Income Tax	$(642)	$(1,560)	$(4,089)	$561
Income Tax Expense (Recovery)	(28)	(39)	294	140
Net Earnings (Loss)	$(614)	$(1,521)	$(4,383)	$421

Net Earnings (Loss) per Share of Common Stock - Basic	$(2.36)	$(5.85)	$(16.87)	$1.62
Net Earnings (Loss) per Share of Common Stock - Diluted	(2.36)	(5.85)	(16.87)	1.62

	2019
(US$ millions, except per share amounts)	Q4	Q3	Q2	Q1

Revenues	$1,565	$1,871	$2,055	$1,235
Impairments	-	-	-	-
Operating Income (Loss)	(28)	315	538	(227)

Net Earnings (Loss) Before Income Tax	$(68)	$192	$497	$(306)
Income Tax Expense (Recovery)	(62)	43	161	(61)
Net Earnings (Loss)	$(6)	$149	$336	$(245)

Net Earnings (Loss) per Common Share - Basic & Diluted	$(0.02)	$0.56	$1.22	$(1.00)

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements for the fiscal years ended December 31, 2020, 2019, and 2018, included in this Annual Report on Form 10-K, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

Item 9A: Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2020.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See “Report of Independent Registered Public Accounting Firm” under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the Board of Directors is set forth in the Proxy Statement relating to the Company’s 2021 annual meeting of stockholders, which is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement relating to the Company’s 2021 annual meeting of stockholders, which is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the Proxy Statement relating to the Company’s 2021 annual meeting of stockholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement relating to the Company’s 2021 annual meeting of stockholders, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement relating to the Company’s 2021 annual meeting of stockholders, which is incorporated herein by reference.

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

10.28*

Encana (USA) Deferred Compensation Plan (“U.S. Deferred Compensation Plan”) amended and restated effective April 1, 2018 (incorporated by reference to Exhibit 10.2 to Encana’s Quarterly Report on Form 10-Q filed on August 2, 2018, SEC File No. 001-15226).

10.29*

Change in Control Agreement between Ovintiv Inc. and Douglas J. Suttles effective January 24, 2020 (incorporated by reference to Exhibit 10.46 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.30*

Change in Control Agreement between Ovintiv Inc. and Joanne L. Cox effective January 24, 2020 (incorporated by reference to Exhibit 10.47 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.31*

Change in Control Agreement between Ovintiv Inc. and Corey D. Code effective January 24, 2020 (incorporated by reference to Exhibit 10.48 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.32*

Change in Control Agreement between Ovintiv Inc. and Gregory D. Givens effective January 24, 2020 (incorporated by reference to Exhibit 10.49 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.33*

Change in Control Agreement between Ovintiv Inc. and Brendan M. McCracken effective January 24, 2020 (incorporated by reference to Exhibit 10.52 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.34*

Change in Control Agreement between Ovintiv Inc. and Renee E. Zemljak effective January 24, 2020 (incorporated by reference to Exhibit 10.54 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.35*

Form of Director and Officer Indemnification Agreement effective as of January 24, 2020 between Ovintiv Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on January 24, 2020, SEC File No. 001-39191).

10.36*

Amending Agreement to Omnibus Incentive Plan of Encana Corporation (incorporated by reference to Exhibit 99.9 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.37*

Amending Agreement to Encana Corporation Employee Stock Option Plan (incorporated by reference to Exhibit 99.10 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.38*

Amending Agreement to Encana Corporation Employee Stock Appreciation Rights Plan (incorporated by reference to Exhibit 99.11 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.39*

Amending Agreement to Performance Share Unit Plan for Employees of Encana Corporation (incorporated by reference to Exhibit 99.12 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.40*

Amending Agreement to Restricted Share Unit Plan for Employees of Encana Corporation (incorporated by reference to Exhibit 99.13 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.41*

Amending Agreement to Deferred Share Unit Plan for Employees of Encana Corporation (incorporated by reference to Exhibit 99.14 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.42*

Amending Agreement to Restricted Share Unit Plan for Directors of Encana Corporation (incorporated by reference to Exhibit 99.15 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.43*

Amending Agreement to Deferred Share Unit Plan for Directors of Encana Corporation (incorporated by reference to Exhibit 99.16 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.44*

First Amendment to U.S. Deferred Compensation Plan amended and restated effective April 1, 2018, dated effective January 24, 2020 (incorporated by reference to Exhibit 10.1 to Ovintiv’s Quarterly Report on Form 10-Q filed on May 8, 2020, SEC File No. 001-39191).

10.45*

Ovintiv U.S. Retirement Plan amended and restated effective January 27, 2020 (incorporated by reference to Exhibit 10.2 to Ovintiv’s Quarterly Report on Form 10-Q filed on May 8, 2020, SEC File No. 001-39191).

10.46*	Offer of employment dated June 10, 2013 (incorporated by reference to Exhibit 10.3 to Ovintiv’s Quarterly Report on Form 10-Q filed on May 8, 2020, SEC File No. 001-39191).
10.47*

Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective June 30, 2020 (incorporated by reference to Exhibit 10.1 to Ovintiv’s Quarterly Report on Form 10-Q filed on July 31, 2020, SEC File No. 001-39191).

10.48*	Letter agreement between Ovintiv Inc. and David G. Hill (incorporated by reference to Exhibit 10.2 to Ovintiv’s Quarterly Report on Form 10-Q filed on July 31, 2020, SEC File No. 001-39191).
10.49*	Ovintiv Canadian Pension Plan amended and restated effective January 24, 2020.
10.50*	Ovintiv Canadian Supplemental Pension Plan amended and restated effective January 24, 2020.
10.51*	Ovintiv Canadian Investment Plan amended and restated effective January 24, 2020.
10.52*	First Amendment to Ovintiv U.S. Retirement Plan amended and restated effective January 27, 2020, dated effective January 1, 2021.
10.53*	Second Amendment to U.S. Deferred Compensation Plan amended and restated effective April 1, 2018, dated effective January 1, 2021.
10.54*	Second Amending Agreement to Deferred Share Unit Plan for Employees of Ovintiv Inc.
14.1	Business Code of Conduct effective March 1, 2020.
21.1	Significant Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of McDaniel & Associates Consultants Ltd.
23.3	Consent of Netherland, Sewell & Associates, Inc.
24.1	Power of Attorney (included on the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Report of McDaniel & Associates Consultants Ltd.
99.2	Report of Netherland, Sewell & Associates, Inc.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

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

Dated: February 18, 2021

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

Signature	Capacity	Date
/s/ Peter A. Dea Peter A. Dea	Chairman of the Board of Directors	February 18, 2021
/s/ Douglas J. Suttles Douglas J. Suttles	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2021
/s/ Corey D. Code Corey D. Code	Executive Vice-President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2021
/s/ Fred J. Fowler Fred J. Fowler	Corporate Director	February 18, 2021
/s/ Meg A. Gentle Meg A. Gentle	Corporate Director	February 18, 2021
/s/ Howard J. Mayson Howard J. Mayson	Corporate Director	February 18, 2021
/s/ Lee A. McIntire Lee A. McIntire	Corporate Director	February 18, 2021
/s/ Margaret A. McKenzie Margaret A. McKenzie	Corporate Director	February 18, 2021
/s/ Steven W. Nance Steven W. Nance	Corporate Director	February 18, 2021
/s/ Suzanne P. Nimocks Suzanne P. Nimocks	Corporate Director	February 18, 2021
/s/ Thomas G. Ricks Thomas G. Ricks	Corporate Director	February 18, 2021
/s/ Brian G. Shaw Brian G. Shaw	Corporate Director	February 18, 2021
/s/ Bruce G. Waterman Bruce G. Waterman	Corporate Director	February 18, 2021