Form 10-Q
period 2021-03-31
Ovintiv Inc.
filed 2021-04-29
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	OVV	New York Stock Exchange

Number of registrant’s shares of common stock outstanding as of April 23, 2021	261,043,793

1

OVINTIV INC.

FORM 10-Q

DEFINITIONS

Unless the context otherwise indicates, references to “us,” “we,” “our,” “ours,” “Ovintiv,” and the “Company,” refer to Ovintiv Inc. and its consolidated subsidiaries for periods after January 24, 2020 and to Encana Corporation and its consolidated subsidiaries for periods before January 24, 2020. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American energy producer; statements with respect to the Company’s strategic objectives, including capital allocation strategy, focus of investment, return of capital to stockholders, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; statements regarding the benefits of the Company’s multi-basin portfolio; statements regarding the Company’s capital plan; statements regarding the Company’s application of excess cash flows to reduce long-term debt; ability to maximize cash flow through a disciplined capital allocation strategy; anticipated cost savings, capital efficiency and sustainability thereof; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; anticipated commodity prices; anticipated success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; estimates of reserves and resources and potential for negative price related reserve revisions; expected production and product types; anticipated access to cash, cash equivalents and other methods of funding; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange fluctuations, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; statements regarding the Company’s operational and financial flexibility, discipline and ability  to respond to evolving market conditions; ability to meet financial obligations, manage debt and financial ratios, finance growth and comply with financial covenants; impact to the Company as a result of a reduction of its credit rating; access to the Company’s credit facilities; planned dividend and the declaration and payment of future dividends, if any; expectations with respect to the Company’s restructuring initiative, including anticipated transition and severance costs and the timing thereof; adequacy of the Company’s provision for taxes and legal claims; projections and statements in respect of funding; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and contingencies and anticipated payments thereunder; and the possible impact of accounting pronouncements, rule changes and standards.

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

Risks and uncertainties that may affect these business outcomes include: suspension of or changes to guidance, and associated impact to production; ability to generate sufficient cash flow to meet obligations; market and commodity price volatility and associated impact to the Company’s stock price, credit rating, financial condition, reserves and access to liquidity; the impact of COVID-19 to the Company’s operations, including maintaining ordinary staffing levels, securing operational inputs, executing on portions of its business and managing cyber-security risks associated with remote work; ability to secure adequate transportation; potential curtailments of refinery operations, including resulting storage constraints or widening price differentials; variability and discretion of Ovintiv’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; timing and costs of well, facilities and pipeline construction; business interruption, property and casualty losses or unexpected technical difficulties, including impact of weather; risks associated with decommissioning activities, including timing and costs thereof; counterparty and credit risk; impact of changes in credit rating and access to liquidity, including costs thereof; fluctuations in currency and interest rates; failure to achieve cost and efficiency initiatives; risks inherent in marketing operations; risks associated with technology, including electronic, cyber and physical security breaches; changes in or interpretation of royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations; the Company’s ability to utilize U.S. net operating loss carryforwards and other tax attributes; risks associated with existing and potential lawsuits and regulatory actions made against the Company; impact of disputes arising with its partners, including suspension of certain obligations and inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional reserves; imprecision of reserves estimates and estimates of recoverable quantities, including future net revenue estimates; risks associated with past and future acquisitions or divestitures of certain assets or other transactions or receipt of amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Ovintiv may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Ovintiv may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; and other risks described in Item 1A. Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and in this Quarterly Report on Form 10-Q, and risks and uncertainties impacting Ovintiv’s business as described from time to time in the Company’s other periodic filings with the SEC.

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

The reader should read carefully the risk factors described in Item 1A. Risk Factors of the 2020 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended
		March 31,
(US$ millions, except per share amounts)		2021	2020

Revenues	(Note 2)
Product and service revenues	(Note 3)	$2,247	$1,570
Gains (losses) on risk management, net	(Note 19)	(427)	1,055
Sublease revenues	(Note 9)	18	18
Total Revenues		1,838	2,643

Operating Expenses	(Note 2)
Production, mineral and other taxes		60	52
Transportation and processing		379	396
Operating	(Notes 16, 17)	164	165
Purchased product		604	398
Depreciation, depletion and amortization		308	534
Impairments	(Note 8)	-	277
Accretion of asset retirement obligation		6	9
Administrative	(Notes 15, 16, 17)	122	53
Total Operating Expenses		1,643	1,884
Operating Income (Loss)		195	759

Other (Income) Expenses
Interest	(Note 4)	87	96
Foreign exchange (gain) loss, net	(Notes 5, 19)	(7)	116
Other (gains) losses, net	(Notes 6, 10, 17)	(18)	(14)
Total Other (Income) Expenses		62	198
Net Earnings (Loss) Before Income Tax		133	561
Income tax expense (recovery)	(Note 6)	(176)	140
Net Earnings (Loss)		$309	$421

Net Earnings (Loss) per Share of Common Stock	(Note 12)
Basic		$1.19	$1.62
Diluted		1.16	1.62
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 12)
Basic		260.1	259.8
Diluted		266.0	259.8

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2021	2020

Net Earnings (Loss)		$309	$421
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 13)	19	(134)
Pension and other post-employment benefit plans	(Notes 13, 17)	(1)	(2)
Other Comprehensive Income (Loss)		18	(136)
Comprehensive Income (Loss)		$327	$285

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		March 31,	December 31,
(US$ millions)		2021	2020

Assets
Current Assets
Cash and cash equivalents		$9	$10
Accounts receivable and accrued revenues (net of allowances of $4 million (2020: $4 million))		1,089	928
Risk management	(Notes 18, 19)	11	37
Income tax receivable	(Note 6)	130	272
		1,239	1,247
Property, Plant and Equipment, at cost:	(Note 8)
Oil and natural gas properties, based on full cost accounting
Proved properties		54,603	53,883
Unproved properties		2,807	2,962
Other		915	911
Property, plant and equipment		58,325	57,756
Less: Accumulated depreciation, depletion and amortization		(48,811)	(48,306)
Property, plant and equipment, net	(Note 2)	9,514	9,450
Other Assets		1,143	1,143
Risk Management	(Notes 18, 19)	5	4
Goodwill	(Note 2)	2,633	2,625
	(Note 2)	$14,534	$14,469

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,868	$1,704
Current portion of operating lease liabilities		74	68
Income tax payable		2	3
Risk management	(Notes 18, 19)	399	130
Current portion of long-term debt	(Note 10)	1,118	518
		3,461	2,423
Long-Term Debt	(Note 10)	5,300	6,367
Operating Lease Liabilities		939	938
Other Liabilities and Provisions	(Note 11)	196	358
Risk Management	(Notes 18, 19)	106	125
Asset Retirement Obligation		398	401
Deferred Income Taxes		-	20
		10,400	10,632
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2021 issued and outstanding: 261.0 million shares (2020: 259.8 million shares)	(Note 12)	3	3
Paid in surplus	(Note 12)	8,525	8,531
Retained earnings (Accumulated deficit)		(5,488)	(5,773)
Accumulated other comprehensive income	(Note 13)	1,094	1,076
Total Shareholders’ Equity		4,134	3,837
		$14,534	$14,469

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837
Net Earnings (Loss)		-	-	309	-	309
Dividends on Shares of Common Stock ($0.09375 per share)	(Note 12)	-	-	(24)	-	(24)
Equity-Settled Compensation Costs	(Note 16)	-	(6)	-	-	(6)
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	18	18
Balance, March 31, 2021		$3	$8,525	$(5,488)	$1,094	$4,134

Three Months Ended March 31, 2020 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930
Net Earnings (Loss)		-	-	421	-	421
Dividends on Shares of Common Stock ($0.09375 per share)	(Note 12)	-	-	(24)	-	(24)
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(136)	(136)
Reclassification of Share Capital	(Note 12)	(7,058)	7,058	-	-	-
Balance, March 31, 2020		$3	$8,460	$818	$910	$10,191

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2021	2020

Operating Activities
Net earnings (loss)		$309	$421
Depreciation, depletion and amortization		308	534
Impairments	(Note 8)	-	277
Accretion of asset retirement obligation		6	9
Deferred income taxes	(Note 6)	(20)	140
Unrealized (gain) loss on risk management	(Note 19)	271	(904)
Unrealized foreign exchange (gain) loss	(Note 5)	2	101
Foreign exchange on settlements	(Note 5)	(6)	20
Other		20	(63)
Net change in other assets and liabilities		(6)	(52)
Net change in non-cash working capital	(Note 20)	(57)	83
Cash From (Used in) Operating Activities		827	566
Investing Activities
Capital expenditures	(Note 2)	(350)	(790)
Acquisitions	(Note 7)	(1)	(17)
Proceeds from divestitures	(Note 7)	2	22
Net change in investments and other		28	130
Cash From (Used in) Investing Activities		(321)	(655)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 10)	(460)	144
Repayment of long-term debt	(Note 10)	-	(89)
Dividends on shares of common stock	(Note 12)	(24)	(24)
Finance lease payments		(23)	(22)
Cash From (Used in) Financing Activities		(507)	9
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		-	(7)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(1)	(87)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		10	190
Cash, Cash Equivalents and Restricted Cash, End of Period		$9	$103
Cash, End of Period		$8	$35
Cash Equivalents, End of Period		1	47
Restricted Cash, End of Period		-	21
Cash, Cash Equivalents and Restricted Cash, End of Period		$9	$103

Supplementary Cash Flow Information	(Note 20)

See accompanying Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation and Principles of Consolidation

Ovintiv is in the business of the exploration for, the development of, and the production and marketing of oil, NGLs and natural gas.

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

The interim Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP and the rules and regulations of the SEC. Pursuant to these rules and regulations, certain information and disclosures normally required under U.S. GAAP have been condensed or have been disclosed on an annual basis only. Accordingly, the interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2020, which are included in Item 8 of Ovintiv’s 2020 Annual Report on Form 10-K.

The interim Condensed Consolidated Financial Statements have been prepared following the same accounting policies and methods of computation as the annual audited Consolidated Financial Statements for the year ended December 31, 2020.

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

Results of Operations (For the three months ended March 31)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2021	2020	2021	2020	2021	2020

Revenues
Product and service revenues	$1,018	$800	$577	$351	$652	$419
Gains (losses) on risk management, net	(136)	114	(22)	36	2	1
Sublease revenues	-	-	-	-	-	-
Total Revenues	882	914	555	387	654	420

Operating Expenses
Production, mineral and other taxes	55	48	5	4	-	-
Transportation and processing	113	121	224	213	42	62
Operating	129	139	28	26	7	2
Purchased product	-	-	-	-	604	398
Depreciation, depletion and amortization	208	418	93	109	-	-
Impairments	-	277	-	-	-	-
Total Operating Expenses	505	1,003	350	352	653	462
Operating Income (Loss)	$377	$(89)	$205	$35	$1	$(42)

	Corporate & Other		Consolidated
	2021	2020	2021	2020

Revenues
Product and service revenues	$-	$-	$2,247	$1,570
Gains (losses) on risk management, net	(271)	904	(427)	1,055
Sublease revenues	18	18	18	18
Total Revenues	(253)	922	1,838	2,643

Operating Expenses
Production, mineral and other taxes	-	-	60	52
Transportation and processing	-	-	379	396
Operating	-	(2)	164	165
Purchased product	-	-	604	398
Depreciation, depletion and amortization	7	7	308	534
Impairments	-	-	-	277
Accretion of asset retirement obligation	6	9	6	9
Administrative	122	53	122	53
Total Operating Expenses	135	67	1,643	1,884
Operating Income (Loss)	$(388)	$855	195	759

Other (Income) Expenses
Interest			87	96
Foreign exchange (gain) loss, net			(7)	116
Other (gains) losses, net			(18)	(14)
Total Other (Income) Expenses			62	198
Net Earnings (Loss) Before Income Tax			133	561
Income tax expense (recovery)			(176)	140
Net Earnings (Loss)			$309	$421

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended March 31,	2021	2020	2021	2020	2021	2020

Revenues	$2,168	$2,095	$(1,514)	$(1,675)	$654	$420

Operating Expenses
Transportation and processing	137	168	(95)	(106)	42	62
Operating	7	2	-	-	7	2
Purchased product	2,023	1,967	(1,419)	(1,569)	604	398
Operating Income (Loss)	$1	$(42)	$-	$-	$1	$(42)

Capital Expenditures

	Three Months Ended
	March 31,
	2021	2020

USA Operations	$261	$628
Canadian Operations	89	161
Corporate & Other	-	1
	$350	$790

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020	2021	2020

USA Operations	$1,938	$1,938	$8,164	$8,103	$10,808	$10,646
Canadian Operations	695	687	1,152	1,142	2,123	2,031
Market Optimization	-	-	-	2	223	233
Corporate & Other	-	-	198	203	1,380	1,559
	$2,633	$2,625	$9,514	$9,450	$14,534	$14,469

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended March 31)

	USA Operations		Canadian Operations		Market Optimization
	2021	2020	2021	2020	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$741	$642	$5	$2	$385	$210
NGLs	158	86	256	179	15	2
Natural gas	123	72	317	172	241	205
Service revenues
Gathering and processing	-	-	1	-	5	-
Product and Service Revenues	$1,022	$800	$579	$353	$646	$417

	Corporate & Other		Consolidated
	2021	2020	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$1,131	$854
NGLs	-	-	429	267
Natural gas	-	-	681	449
Service revenues
Gathering and processing	-	-	6	-
Product and Service Revenues	$-	$-	$2,247	$1,570

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at March 31, 2021, receivables and accrued revenues from contracts with customers were $997 million ($814 million as at December 31, 2020).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at March 31, 2021.

As at March 31, 2021, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

	Three Months Ended
	March 31,
	2021	2020

Interest Expense on:
Debt	$84	$89
Finance leases	2	3
Other	1	4
	$87	$96

5.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended
	March 31,
	2021	2020

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$1	$76
Translation of U.S. dollar risk management contracts issued from Canada	1	52
Translation of intercompany notes	-	(27)
	2	101
Foreign Exchange on Settlements of:
U.S. dollar financing debt issued from Canada	(6)	17
U.S. dollar risk management contracts issued from Canada	(7)	3
Intercompany notes	-	3
Other Monetary Revaluations	4	(8)
	$(7)	$116

Following the completion of the corporate reorganization and U.S. domestication in 2020, the U.S. dollar denominated unsecured notes issued by Encana Corporation from Canada were assumed by Ovintiv Inc., a company incorporated in Delaware with a U.S. dollar functional currency. Accordingly, these U.S. dollar denominated unsecured notes, along with certain intercompany notes, no longer attract foreign exchange translation gains or losses.

6.	Income Taxes

	Three Months Ended
	March 31,
	2021	2020

Current Tax
Canada	$(156)	$-
Total Current Tax Expense (Recovery)	(156)	-

Deferred Tax
United States	-	128
Canada	(20)	10
Other Countries	-	2
Total Deferred Tax Expense (Recovery)	(20)	140
Income Tax Expense (Recovery)	$(176)	$140
Effective Tax Rate	(132.3%)	25.0%

Ovintiv’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, changes in valuation allowances, income tax related to foreign operations, state tax, the effect of legislative changes, non-taxable capital gains and losses, and tax differences on divestitures and transactions, which can produce interim effective tax rate fluctuations.

During the three months ended March 31, 2021, the current income tax recovery was primarily due to the resolution of prior year tax items. The resolution, along with other items, resulted in a $222 million reduction of unrecognized tax benefits, offset by a $66 million reduction in valuation allowance, and recognition of $12 million in interest income in other (gains) losses. During the three months ended March 31, 2021, the deferred tax recovery was primarily due to the reduction in valuation allowances recorded relating to current year net earnings before tax and from the resolution of prior year tax items. During the three months ended March 31, 2020, the deferred tax expense was primarily due to net earnings before income tax in the period.

The effective tax rate of (132.3) percent for the three months ended March 31, 2021 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of certain tax items relating to prior taxation years and the reduction in valuation allowances recorded relating to current year earnings net earnings before tax. The effective tax rate of 25.0 percent for the three months ended March 31, 2020 was higher than the U.S. federal statutory tax rate of 21 percent primarily due to state taxes and foreign jurisdictional tax rates relative to the U.S. federal statutory tax rate applied to jurisdictional earnings.

7.	Acquisitions and Divestitures

	Three Months Ended
	March 31,
	2021	2020

Acquisitions
USA Operations	$1	$17
Total Acquisitions	1	17

Divestitures
USA Operations	(1)	(21)
Canadian Operations	(1)	(1)
Total Divestitures	(2)	(22)
Net Acquisitions & (Divestitures)	$(1)	$(5)

Acquisitions

For the three months ended March 31, 2020, acquisitions in the USA Operations were $17 million, which primarily included property purchases with oil and liquids rich potential.

Divestitures

For the three months ended March 31, 2020, divestitures in the USA Operations were $21 million, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

8.	Property, Plant and Equipment, Net

	As at March 31, 2021			As at December 31, 2020
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$38,287	$(32,789)	$5,498	$37,875	$(32,581)	$5,294
Unproved properties	2,642	-	2,642	2,785	-	2,785
Other	24	-	24	24	-	24
	40,953	(32,789)	8,164	40,684	(32,581)	8,103

Canadian Operations
Proved properties	16,316	(15,339)	977	16,008	(15,056)	952
Unproved properties	165	-	165	177	-	177
Other	10	-	10	13	-	13
	16,491	(15,339)	1,152	16,198	(15,056)	1,142

Market Optimization	7	(7)	-	9	(7)	2
Corporate & Other	874	(676)	198	865	(662)	203
	$58,325	$(48,811)	$9,514	$57,756	$(48,306)	$9,450

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $40 million, which have been capitalized during the three months ended March 31, 2021 (2020 - $47 million).

For the three months ended March 31, 2021, Ovintiv did not recognize a ceiling test impairment in the USA Operations (2020 - $277 million before tax) or Canadian Operations (2020 - nil). The non-cash ceiling test impairment recognized in the USA Operations in 2020 is included with accumulated DD&A in the table above and primarily resulted from the decline in the 12-month average trailing prices related to NGLs and natural gas, which reduced proved reserves values.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI	Edmonton Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
March 31, 2021	$40.01	$49.68	$2.16	$2.36
December 31, 2020	39.62	49.77	1.98	2.13
March 31, 2020	56.06	70.32	2.30	1.48
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

9.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at March 31, 2021. All subleases are classified as operating leases.

(undiscounted)	2021	2022	2023	2024	2025	Thereafter	Total

Sublease Income	$39	$48	$47	$46	$47	$528	$755

For the three months ended March 31, 2021, operating lease income was $13 million (2020 - $13 million), and variable lease income was $5 million (2020 - $5 million).

10.	Long-Term Debt

	As at	As at
	March 31,	December 31,
	2021	2020

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$490	$950
U.S. Unsecured Notes:
3.90% due November 15, 2021	518	518
5.75% due January 30, 2022	600	600
5.625% due July 1, 2024	1,000	1,000
5.375% due January 1, 2026	688	688
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	488	488
5.15% due November 15, 2041	203	203
Total Principal	6,349	6,809

Increase in Value of Debt Acquired	103	111
Unamortized Debt Discounts and Issuance Costs	(34)	(35)
Total Long-Term Debt	$6,418	$6,885

Current Portion	$1,118	$518
Long-Term Portion	5,300	6,367
	$6,418	$6,885

As at March 31, 2021, the Company had outstanding commercial paper of $490 million maturing at various dates with a weighted average interest rate of approximately 1.03 percent. These amounts are supported, and Management expects that they will continue to be supported by revolving credit facilities that have no repayment requirements within the next year and which expire in 2024.

As at March 31, 2021, total long-term debt had a carrying value of $6,418 million and a fair value of $7,206 million (as at December 31, 2020 - carrying value of $6,885 million and a fair value of $7,379 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

During the three months ended March 31, 2020, the Company repurchased in the open market approximately $100 million in principal amount of its senior notes. The aggregate cash payments related to the note repurchases were $89 million, plus accrued interest, and net gains of approximately $11 million, were recognized in other (gains) losses, net on the Condensed Consolidated Statement of Earnings.

11.	Other Liabilities and Provisions

	As at	As at
	March 31,	December 31,
	2021	2020

Finance Lease Obligations	$38	$39
Unrecognized Tax Benefits (Note 6)	-	158
Pensions and Other Post-Employment Benefits	126	129
Long-Term Incentive Costs (See Note 16)	11	9
Other Derivative Contracts (See Notes 18, 19)	5	7
Other	16	16
	$196	$358

12.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at March 31, 2021		As at December 31, 2020
	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	259.8	$3	259.8	$7,061
Shares of Common Stock Issued (See Note 16)	1.2	-	-	-
Reclassification of Share Capital	-	-	-	(7,058)
Shares of Common Stock Outstanding, End of Period	261.0	$3	259.8	$3

In conjunction with the corporate reorganization and U.S. domestication completed in 2020, the amount recognized in share capital in excess of Ovintiv’s established par value of $0.01 per share was reclassified to paid in surplus. Accordingly, approximately $7,058 million was reclassified.

Dividends

During the three months ended March 31, 2021, the Company declared and paid dividends of $0.09375 per share of Ovintiv common stock totaling $24 million (2020 - $0.09375 per share of Ovintiv common stock totaling $24 million).

On April 28, 2021, the Board of Directors declared a dividend of $0.09375 per share of Ovintiv common stock payable on June 30, 2021 to stockholders of record as of June 15, 2021.

Earnings Per Share of Common Stock

The following table presents the computation of net earnings (loss) per share of common stock:

	Three Months Ended
	March 31,
(US$ millions, except per share amounts)	2021	2020

Net Earnings (Loss)	$309	$421

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	260.1	259.8
Effect of dilutive securities (1)	5.9	-
Weighted Average Shares of Common Stock Outstanding - Diluted	266.0	259.8

Net Earnings (Loss) per Share of Common Stock
Basic	$1.19	$1.62
Diluted (1)	1.16	1.62

(1)

During the fourth quarter of 2020, Ovintiv’s Board of Directors resolved to settle certain Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”) with the issuance of the Company’s common stock. As a result, the stock-based compensation awards were modified and reclassified as equity-settled awards. See Note 16 for further information.

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

13.	Accumulated Other Comprehensive Income

	Three Months Ended
	March 31,
	2021	2020

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$1,042	$1,004
Change in Foreign Currency Translation Adjustment	19	(134)
Balance, End of Period	$1,061	$870

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$34	$42

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 17)	(1)	(2)
Income taxes	-	-
Balance, End of Period	$33	$40
Total Accumulated Other Comprehensive Income	$1,094	$910

14.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at March 31, 2021, VMLP provides approximately 1,167 MMcf/d of natural gas gathering and compression and 925 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from 10 to 24 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,894 million as at March 31, 2021. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at March 31, 2021, accounts payable and accrued liabilities included $0.3 million related to the take or pay commitment.

15.	Restructuring Charges

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization in response to the low commodity price environment resulting from the global pandemic and the Company’s planned reductions in capital spending. During the three months ended March 31, 2021, the Company incurred restructuring charges of $6 million, before tax, related to severance costs. Of the $96 million in restructuring charges incurred to date, $4 million remains accrued as at March 31, 2021 ($14 million as at December 31, 2020). The majority of the remaining amounts accrued are expected to be paid in 2021 and total transition and severance costs are expected to be approximately $104 million before tax.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended
	March 31,
	2021	2020

Severance and Benefits	$6	$-
Outplacement, Moving and Other Expenses	-	-
Restructuring Expenses	$6	$-

	As at	As at
	March 31,	December 31,
	2021	2020

Outstanding Restructuring Accrual, Beginning of Year	$14	$8
Restructuring Expenses Incurred	6	90
Restructuring Costs Paid	(16)	(84)
Outstanding Restructuring Accrual, End of Period (1)	$4	$14
(1)	Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

16.	Compensation Plans

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

The following weighted average assumptions were used to determine the fair value of TSAR and SAR units outstanding:

	As at March 31, 2021		As at March 31, 2020
	US$ SAR Share Units	C$ TSAR Share Units	US$ SAR Share Units	C$ TSAR Share Units

Risk Free Interest Rate	0.23%	0.23%	0.47%	0.47%
Dividend Yield	1.57%	1.58%	13.89%	13.07%
Expected Volatility Rate (1)	105.41%	104.44%	93.81%	93.42%
Expected Term	1.8 yrs	1.8 yrs	2.8 yrs	2.3 yrs
Market Share Price	US$23.82	C$29.97	US$2.70	C$3.86
Weighted Average Grant Date Fair Value	US$36.72	C$49.93	US$38.13	C$48.28
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended
	March 31,
	2021	2020

Total Compensation Costs of Transactions Classified as Cash-Settled	$40	$(51)
Total Compensation Costs of Transactions Classified as Equity-Settled	11	-
Less: Total Share-Based Compensation Costs Capitalized	(7)	13
Total Share-Based Compensation Expense (Recovery)	$44	$(38)

Recognized on the Condensed Consolidated Statement of Earnings in:
Operating	$9	$(12)
Administrative	35	(26)
	$44	$(38)

As at March 31, 2021, the liability for cash-settled share-based payment transactions totaled $51 million ($34 million as at December 31, 2020), of which $40 million ($25 million as at December 31, 2020) is recognized in accounts payable and accrued liabilities and $11 million ($9 million as at December 31, 2020) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet. Additionally, paid in surplus includes $65 million ($71 million as at December 31, 2020) related to equity-settled share-based compensation plans.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Three Months Ended March 31, 2021 (thousands of units)

RSUs	2,614
PSUs	844
DSUs	8

17.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the three months ended March 31 as follows:

	Pension Benefits		OPEB		Total
	2021	2020	2021	2020	2021	2020

Net Defined Periodic Benefit Cost	$-	$-	$-	$(1)	$-	$(1)
Defined Contribution Plan Expense	6	8	-	-	6	8
Total Benefit Plans Expense	$6	$8	$-	$(1)	$6	$7

Of the total benefit plans expense, $6 million (2020 - $7 million) was included in operating expense and $1 million (2020 - $2 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $1 million (2020 - gains of $2 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the three months ended March 31 is as follows:

	Defined Benefits		OPEB		Total
	2021	2020	2021	2020	2021	2020

Service Cost	$-	$-	$1	$1	$1	$1
Interest Cost	1	2	-	-	1	2
Expected Return on Plan Assets	(1)	(2)	-	-	(1)	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(1)	(2)	(1)	(2)
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$-	$(1)	$-	$(1)

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

18.	Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of those instruments. The fair values of restricted cash and marketable securities included in other assets approximate their carrying amounts due to the nature of the instruments held.

Recurring fair value measurements are performed for risk management assets and liabilities and other derivative contracts, as discussed further in Note 19. These items are carried at fair value in the Condensed Consolidated Balance Sheet and are classified within the three levels of the fair value hierarchy in the following tables.

Fair value changes and settlements for amounts related to risk management assets and liabilities are recognized in revenues and foreign exchange gains and losses according to their purpose.

As at March 31, 2021	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$62	$-	$62	$(58)	$4
Long-term assets	-	10	-	10	(5)	5
Foreign Currency Derivatives:
Current assets	-	24	-	24	(17)	7

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$3	$241	$230	$474	$(58)	$416
Long-term liabilities	-	111	-	111	(5)	106
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	(17)	(17)

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$1	$-	$1	$-	$1
Long-term in other liabilities and provisions	-	5	-	5	-	5

As at December 31, 2020	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$70	$-	$70	$(59)	$11
Long-term assets	-	7	-	7	(3)	4
Foreign Currency Derivatives:
Current assets	-	26	-	26	-	26

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$114	$74	$189	$(59)	$130
Long-term liabilities	-	128	-	128	(3)	125

Other Derivative Contracts
Current in accounts payable and accrued liabilities	$-	$1	$-	$1	$-	$1
Long-term in other liabilities and provisions	-	7	-	7	-	7
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX fixed price swaptions, NYMEX three-way options, NYMEX costless collars, NYMEX call options, foreign currency swaps and basis swaps with terms to 2025. Level 2 also includes financial guarantee contracts as discussed in Note 19. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

Level 3 Fair Value Measurements

As at March 31, 2021, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2021. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of these contracts are based on the income approach and are modelled using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Three Months Ended
	March 31,
	2021	2020

Balance, Beginning of Year	$(74)	$(52)
Total Gains (Losses)	(237)	242
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	81	(40)
Transfers Out of Level 3	-	-
Balance, End of Period	$(230)	$150
Change in Unrealized Gains (Losses) During the Period Included in Net Earnings (Loss)	$(156)	$202

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at March 31, 2021:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	36% - 87%	47%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $8 million ($6 million as at December 31, 2020) increase or decrease to net risk management assets and liabilities.

19.	Financial Instruments and Risk Management

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2021, the Company has entered into $263 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3720 to US$1, which mature monthly through the remainder of 2021.

Risk Management Positions as at March 31, 2021

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	33.3 Mbbls/d	2021	46.83	$(102)
Propane Fixed Price	12.0 Mbbls/d	2021	25.78	(26)
Butane Fixed Price	5.0 Mbbls/d	2021	24.83	(17)

WTI Three-Way Options
Sold call / bought put / sold put	83.4 Mbbls/d	2021	53.13 / 43.85 / 34.19	(175)

WTI Costless Collars
Sold call / bought put	15.0 Mbbls/d	2021	45.84 / 35.00	(55)

Basis Contracts (1)		2021		(4)

Other Crude Financial Positions				-
Crude Oil and NGLs Fair Value Position				(379)

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	110 MMcf/d	2021	2.51	(8)
NYMEX Fixed Price	100 MMcf/d	2022	2.60	(1)

NYMEX Fixed Price Swaptions (2)	165 MMcf/d	2022	2.51	(18)

NYMEX Three-Way Options
Sold call / bought put / sold put	1,033 MMcf/d	2021	3.36 / 2.88 / 2.50	42

NYMEX Costless Collars
Sold call / bought put	100 MMcf/d	2022	2.80 / 2.50	-

NYMEX Call Options
Sold call	330 MMcf/d	2022	2.38	(53)

Basis Contracts (3)		2021		(30)
		2022		(31)
		2023 - 2025		(37)

Other Financial Positions				2
Natural Gas Fair Value Position				(134)

Other Derivative Contracts
Fair Value Position				(6)

Foreign Currency Contracts
Fair Value Position (4)		2021		24
Total Fair Value Position				$(495)

(1)	Ovintiv has entered into crude and NGL differential swaps associated with Canadian condensate and WTI.
(2)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain 2021 Fixed Price swaps to 2022.
(3)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Malin, Waha, Houston Ship Channel and NYMEX.
(4)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended
	March 31,
	2021	2020

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(156)	$151
Foreign Currency Derivatives:
Foreign exchange	7	(3)
	$(149)	$148

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(271)	$904
Foreign Currency Derivatives:
Foreign exchange	(2)	(52)
	$(273)	$852

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(427)	$1,055
Foreign Currency Derivatives:
Foreign exchange	5	(55)
	$(422)	$1,000

(1)	Includes a realized gain of nil (2020 - gain of $1 million), related to other derivative contracts.
(2)	Includes an unrealized gain of $2 million (2020 - loss of $17 million), related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to March 31

	2021		2020
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(222)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(422)	$(422)	$1,000
Settlement of Other Derivative Contracts	-
Fair Value of Contracts Realized During the Period	149	149	(148)
Fair Value of Contracts, End of Period	$(495)	$(273)	$852

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	March 31,	December 31,
	2021	2020

Risk Management Assets
Current	$11	$37
Long-term	5	4
	16	41

Risk Management Liabilities
Current	399	130
Long-term	106	125
	505	255

Other Derivative Contracts
Current in accounts payable and accrued liabilities	1	1
Long-term in other liabilities and provisions	5	7
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(495)	$(222)

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at March 31, 2021, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $96 million and $16 million, respectively, as disclosed in Note 18. The Company had no significant credit derivatives in place and held no collateral at March 31, 2021.

As at March 31, 2021, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at March 31, 2021, approximately 92 percent (89 percent as at December 31, 2020) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms of less than four years with a fair value recognized of $6 million as at March 31, 2021 ($8 million as at December 31, 2020). The maximum potential amount of undiscounted future payments is $76 million as at March 31, 2021, and is considered unlikely.

20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended
	March 31,
	2021	2020

Operating Activities
Accounts receivable and accrued revenues	$(166)	$121
Accounts payable and accrued liabilities	122	(31)
Current portion of operating lease liabilities	5	(1)
Income tax receivable and payable	(18)	(6)
	$(57)	$83

B)	Non-Cash Activities

	Three Months Ended
	March 31,
	2021	2020

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(13)	$(1)
Non-Cash Investing Activities
Asset retirement obligation incurred	$-	$7
Asset retirement obligation change in estimated future cash outflows	-	22
Property, plant and equipment accruals	30	150
Capitalized long-term incentives	-	(17)
Property additions/dispositions (swaps)	4	4

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at March 31, 2021:

	Expected Future Payments
(undiscounted)	2021	2022	2023	2024	2025	Thereafter	Total

Transportation and Processing	$562	$769	$723	$516	$450	$2,310	$5,330
Drilling and Field Services	39	-	-	-	-	-	39
Building Leases	9	10	6	6	6	2	39
Total	$610	$779	$729	$522	$456	$2,312	$5,408

Operating leases with terms greater than one year are not included in the commitments table above. The table above includes short-term leases with contract terms less than 12 months, such as drilling rigs and field office leases, as well as non-lease operating cost components associated with building leases.

Included within transportation and processing in the table above are certain commitments associated with midstream service agreements with VMLP as described in Note 14. Divestiture transactions can reduce certain commitments disclosed above.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2021 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2020, which are included in Items 8 and 7, respectively, of the 2020 Annual Report on Form 10‑K.

Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Non-GAAP Measures

Executive Overview

Strategy

Ovintiv is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Ovintiv is committed to growing long-term stockholder value through a combination of profitable growth and generating cash flows. The Company is pursuing the key business objectives of preserving financial strength, maximizing profitability through operational and capital efficiencies, paying sustainable dividends, and generating cash flows through a disciplined capital allocation strategy by investing in a limited number of core assets with high margin liquids. To support the Company’s business objectives, Ovintiv actively monitors and manages market volatility through the diversification of price risks, and market access risks to enhance returns and maintain a consistent cash flow stream. In conjunction with Ovintiv’s focus on preserving financial strength, the Company plans to allocate all excess cash flows to reduce its total long-term debt balance to $4.5 billion by the first half of 2022.

Ovintiv is also committed to delivering results in a socially and environmentally responsible manner. Thoughtfully developed best practices are deployed across its assets, allowing the Company to capitalize on operational efficiencies and decreasing emissions intensity. The Company’s annual Sustainability Report outlining its key metrics and progress achieved relating to environmental, social and governance practices can be found on the Company’s website.

In executing its strategy, Ovintiv focuses on its core values of One, Agile and Driven, which guide the organization to be flexible, responsive, innovative and determined. The Company is committed to excellence with a passion to drive corporate financial performance and succeed as a team.

Ovintiv continually reviews and evaluates its strategy and changing market conditions in order to maximize cash flow generation from its top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. As at March 31, 2021, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These Core Assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

For additional information on Ovintiv’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of the 2020 Annual Report on Form 10-K.

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

Highlights

During the first quarter of 2021, the Company focused on executing its 2021 capital plan aimed at maximizing profitability through operational and capital efficiencies, delivering cash from operating activities and using excess cash flows to reduce total long-term debt. Higher upstream product revenues in the first quarter of 2021 compared to 2020 resulted from higher average realized prices, excluding the impact of risk management activities, partially offset by lower total liquids production volumes. Increases in average realized natural gas and liquids prices of 81 percent and 45 percent, respectively, were primarily due to higher benchmark prices. Total liquids production volumes decreased by 11 percent compared to the first quarter of 2020 primarily due to lower activity resulting from the impacts of the pandemic which commenced at the end of the first quarter of 2020 and impacts from severe winter weather conditions in the USA Operations. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

The Company delivered significant cash from operating activities while reducing its total long-term debt balance. Cash from operating activities of $827 million included a net realized loss of $156 million on settlement of risk management positions and a current income tax recovery of $156 million primarily due to the resolution of certain tax items relating to prior taxation years. The Company used excess cash flows to reduce its total long-term debt balance by $467 million in the first quarter of 2021.

Significant Developments

•

On February 17, 2021, the Company agreed to sell its Duvernay assets for approximately $263 million, which included about $12 million in contingency payments based on future commodity prices. The sale closed on April 28, 2021, and the Company received proceeds of approximately $232 million, after closing and other adjustments. The transaction had an effective date of January 1, 2021.

•

On March 24, 2021, the Company agreed to sell its Eagle Ford assets for approximately $880 million. The sale is subject to ordinary closing conditions, regulatory approvals and other adjustments, and is expected to close in the second quarter of 2021.

Financial Results

Three months ended March 31, 2021

•	Reported net earnings of $309 million, including net losses on risk management in revenues of $427 million, before tax and an income tax recovery of $176 million.
•	Generated cash from operating activities of $827 million, Non-GAAP Cash Flow of $890 million and Non‑GAAP Cash Flow Margin of $18.39 per BOE.
•	Paid dividends of $0.09375 per share of common stock totaling $24 million.
•

Had $3.8 billion in total liquidity as at March 31, 2021, which included available credit facilities of $4.0 billion, available uncommitted demand lines of $279 million, and cash and cash equivalents of $9 million, net of outstanding commercial paper of $490 million.

•	Reduced total long-term debt by $467 million.
•	Reported Net Debt to Adjusted EBITDA of 2.7 times.

Capital Investment

•	Commenced the Company’s 2021 capital plan with expenditures totaling $350 million of which $332 million, or 95 percent, was directed to the Core Assets.
•	Focused on highly efficient capital activity and short-cycle high margin and/or low cost projects providing flexibility to respond to fluctuations in commodity prices.

Production

Three months ended March 31, 2021

•

Produced average liquids volumes of 275.6 Mbbls/d, which accounted for 51 percent of total production volumes. Average oil and plant condensate volumes of 197.9 Mbbls/d, represented 72 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,576 MMcf/d, which accounted for 49 percent of total production volumes.

Operating Expenses

•

Incurred Total Costs in the first quarter of 2021 of $628 million, or $12.93 per BOE, a decrease of $6 million and an increase of $0.76 per BOE compared to the first quarter of 2020. Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items in the first quarter of 2021 impacting Total Costs include:

o

Lower upstream operating expenses, excluding long-term incentive costs, in the first quarter of 2021 compared to 2020 of $24 million, primarily due to lower activity as of result of the impacts of the pandemic which commenced at the end of the first quarter of 2020, severe winter weather in the USA Operations during the first quarter of 2021 and durable cost savings including workforce reductions, as well as operating efficiencies implemented in 2020;

o	Higher production, mineral and other taxes, in the first quarter of 2021 compared to 2020 of $8 million, primarily due to higher commodity prices; and
o

Higher administrative expenses, excluding long-term incentive costs, restructuring costs and current expected credit losses, in the first quarter of 2021 compared to 2020 of $7 million, primarily due to higher consulting costs.

•	Total Operating Expenses in the first quarter of 2021 of $1,643 million decreased by $241 million.

Additional information on Total Costs items and Total Operating Expenses above can be found in the Results of Operations section of this MD&A.

2021 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

Oil prices during 2021 will continue to be impacted by the global containment of the coronavirus (“COVID-19”), pace of economic recovery, OPEC+ production levels, and the potential for higher U.S. production.  The distribution of COVID-19 vaccines continues to drive economic optimism and oil demand as countries cautiously reopen their economies. Upward pressures on oil prices and the tightening of global oil inventories during the first quarter were mainly caused by ongoing OPEC+ production cuts, as well as severe winter weather conditions in Texas and Oklahoma in February, causing power outages and halting supply chains which impacted production volumes and natural gas prices. In March 2021, OPEC+ agreed to substantially extend current production cut levels to the end of April. In April, OPEC+ decided to adjust production levels for the months of May, June and July, allowing for gradual increases in production output. OPEC+ continues to meet regularly to review the state of global oil supply, demand and inventory levels.

Despite signs of economic recovery centered on the COVID-19 vaccine rollouts and OPEC+ production cuts, oil markets remain volatile. The emergence of COVID-19 variants, changes in consumption behavior and the gradual easing of OPEC+ oil production cuts are contributing to commodity market uncertainty.

Natural Gas Markets

Natural gas prices are primarily affected by structural changes in supply and demand as well as deviations from seasonally normal weather. As a result of severe winter weather impacts in the U.S., demand increased while supply decreased in the first quarter of 2021. In combination, these factors contributed to increased drawdowns of natural gas inventory and generally supported natural gas prices in the first quarter of 2021. Natural gas prices for the remainder of 2021 are expected to be impacted by the interplay between gas production and associated gas from oil production, as well as changes in demand from the power generation sector and changes in exports levels of liquified natural gas.

Company Outlook

The Company continues to exercise discretion and discipline to optimize capital allocation throughout 2021 as oil demand recovers and the commodity price environment evolves. Ovintiv pursues innovative ways to reduce upstream operating and administrative expense and expects to benefit from durable cost savings and efficiencies to maximize cash flows.

Markets for crude oil and natural gas are exposed to different price risks and are inherently volatile. While the market price for crude oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. To mitigate price volatility and help sustain revenues, particularly during periods of low commodity prices, the Company enters into derivative financial instruments. As at April 19, 2021, the Company has hedged approximately 131.7 Mbbls/d of expected crude oil and condensate production and 1,143 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company has commenced its $1.5 billion 2021 capital investment program, the majority of which is allocated to the Core Assets with a focus on maximizing returns from high margin liquids to optimize cash flows. During the first quarter of 2021, the Company spent $350 million, of which $179 million was directed to Permian, $64 million was directed to Anadarko, $89 million was directed to Montney and the remainder was directed to other upstream assets. Ovintiv will continue to evaluate its capital investments plans as the global economic environment evolves.

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

Production

Ovintiv is strategically positioned in the current economic environment to maintain a flat liquids production profile while generating cash flows in excess of capital expenditures. During the first quarter of 2021, average liquids production volumes were 275.6 Mbbls/d, or 51 percent of total production volumes, and average oil and plant condensate production volumes were 197.9 Mbbls/d, or 72 percent of total liquids production volumes. Average natural gas production volumes were 1,576 MMcf/d, or 49 percent of total production volumes. As a result of the recently announced divestitures, the Company updated its full year 2021 guidance for oil and plant condensate production volumes to approximately 190.0 Mbbls/d from the original guidance of 200.0 Mbbls/d. The Company is on track to maintaining average other NGLs production volumes of approximately 80.0 Mbbls/d and natural gas production volumes of approximately 1,550 MMcf/d throughout 2021.

Operating Expenses

The Company will continue to benefit from cost savings measures implemented in 2020 which included workforce reductions and operating efficiencies. Ovintiv continues to pursue innovative ways to reduce upstream operating and administrative expenses and expects efficiency improvements and effective supply chain management to maximize cash flows.

For 2021, Ovintiv expects Total Costs of approximately $12.25 per BOE to $12.50 per BOE. Total Costs was $12.93 per BOE in the first quarter of 2021 which was higher than 2021 guidance, primarily due to a higher than expected change in the foreign exchange rates and higher production taxes resulting from higher than expected commodity prices. The Company expects Total Costs to trend downward for the remainder of the year. Total Costs is defined in the Non-GAAP Measures section of this MD&A.

Long-Term Debt Reduction

Ovintiv remains focused on strengthening its balance sheet and liquidity position. Since the second quarter of 2020, the Company has allocated $948 million in excess cash flows to reduce its total long-term debt balance. The proceeds from the recently announced divestitures will also be allocated towards its total long-term debt reduction target. The Company expects its total long-term debt balance to be $4.5 billion by the first half of 2022. The Company expects lower interest expense as it reaches its total long-term debt reduction target. Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Liquidity and Capital Resources section of this MD&A, respectively.

Additional information on Ovintiv’s 2021 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

Environmental, Social and Governance

Ovintiv recognizes the importance of reducing its environmental footprint and voluntarily participates in emission reduction programs. The Company has targeted a 33 percent reduction in methane intensity to be achieved by the end of 2025 and this target has been tied to its annual incentive compensation program for all employees beginning in 2021.

On February 17, 2021, the Company announced enhanced corporate governance, compensation and environmental initiatives to further align with its corporate approach on delivering strong business outcomes and shareholder returns. The initiatives incentivize continuous improvement and value-creation throughout the Company. Reflecting its commitment to diversity and inclusion, the Board adopted a Diversity in Board Recruitment Policy, which requires that diverse candidates be identified and included in the Board’s director search processes. The 2021 executive compensation program incorporates updated debt reduction targets and peer group metrics related to long-term incentives and performance programs. In addition, a methane emissions intensity target was added as noted above.

Additional information on Ovintiv’s environmental, social and governance practices can be found in Ovintiv’s annual Sustainability Report on the Company’s website.

Results of Operations

Selected Financial Information

	Three months ended March 31,
($ millions)	2021	2020

Product and Service Revenues
Upstream product revenues	$1,594	$1,151
Market optimization	652	419
Service revenues (1)	1	-
Total Product and Service Revenues	2,247	1,570

Gains (Losses) on Risk Management, Net	(427)	1,055
Sublease Revenues	18	18
Total Revenues	1,838	2,643

Total Operating Expenses (2)	1,643	1,884
Operating Income (Loss)	195	759
Total Other (Income) Expenses	62	198
Net Earnings (Loss) Before Income Tax	133	561
Income Tax Expense (Recovery)	(176)	140

Net Earnings (Loss)	$309	$421
(1)	Service revenues include amounts related to the USA and Canadian Operations.
(2)	Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

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

Benchmark Prices

	Three months ended March 31,
(average for the period)	2021	2020

Oil & NGLs
WTI ($/bbl)	$57.84	$46.17
Houston ($/bbl)	59.36	49.48
Edmonton Condensate (C$/bbl)	73.48	61.73

Natural Gas
NYMEX ($/MMBtu)	$2.69	$1.95
AECO (C$/Mcf)	2.93	2.14
Dawn (C$/MMBtu)	3.98	2.39

Production Volumes and Realized Prices

	Three months ended March 31,
	Production Volumes (1)		Realized Prices (2)
	2021	2020	2021	2020

Oil (Mbbls/d, $/bbl)
USA Operations	145.6	161.7	$56.32	$43.49
Canadian Operations	0.9	0.8	52.84	38.95
Total	146.5	162.5	56.30	43.47

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	9.7	11.0	51.14	34.54
Canadian Operations	41.7	41.7	57.24	43.99
Total	51.4	52.7	56.09	42.02

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	61.0	77.5	20.56	7.33
Canadian Operations	16.7	17.1	26.79	6.97
Total	77.7	94.6	21.90	7.27

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	216.3	250.2	45.99	31.90
Canadian Operations	59.3	59.6	48.62	33.29
Total	275.6	309.8	46.56	32.16

Natural Gas (MMcf/d, $/Mcf)
USA Operations	459	568	2.98	1.41
Canadian Operations	1,117	1,001	3.12	1.86
Total	1,576	1,569	3.08	1.70

Total Production (MBOE/d, $/BOE)
USA Operations	292.8	344.8	38.66	25.46
Canadian Operations	245.5	226.5	25.92	16.98
Total	538.3	571.3	32.85	22.10

Production Mix (%)
Oil & Plant Condensate	37	38
NGLs – Other	14	16
Total Oil & NGLs	51	54
Natural Gas	49	46

Production Change
Year Over Year (%) (3)
Total Oil & NGLs	(11)	34
Natural Gas	-	10
Total Production	(6)	22

Core Assets Production
Oil (Mbbls/d)	101.6	111.2
NGLs – Plant Condensate (Mbbls/d)	47.6	46.2
NGLs – Other (Mbbls/d)	69.2	83.6
Total Oil & NGLs (Mbbls/d)	218.4	241.0
Natural Gas (MMcf/d)	1,433	1,405
Total Production (MBOE/d)	457.2	475.3
% of Total Production	85	83
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Includes production impacts from acquisitions and divestitures.

Upstream Product Revenues

	Three months ended March 31,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2020 Upstream Product Revenues (1)	$643	$201	$63	$244	$1,151
Increase (decrease) due to:
Sales prices	171	64	101	191	527
Production volumes	(71)	(6)	(11)	2	(86)
2021 Upstream Product Revenues	$743	$259	$153	$437	$1,592
(1)	Revenues for the first quarter 2021 exclude certain other revenue and royalty adjustments with no associated production volumes of $2 million (2020 - nil).

Oil Revenues

Three months ended March 31, 2021 versus March 31, 2020

Oil revenues increased $100 million compared to the first quarter of 2020 primarily due to:

•

Higher average realized oil prices of $12.83 per bbl, or 30 percent, increased revenues by $171 million. The increase reflected higher WTI and Houston benchmark prices which were up 25 percent and 20 percent, respectively, and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 16.0 Mbbls/d decreased revenues by $71 million. Lower volumes were primarily due to the impacts of the pandemic which commenced at the end of the first quarter of 2020 and natural declines surpassing incremental production in Bakken, Anadarko and Eagle Ford (11.4 Mbbls/d), and severe winter weather conditions in Permian, Anadarko and Eagle Ford (7.7 Mbbls/d), partially offset by successful drilling in Uinta and Permian (3.8 Mbbls/d).

NGL Revenues

Three months ended March 31, 2021 versus March 31, 2020

NGL revenues increased $148 million compared to the first quarter of 2020 primarily due to:

•	Higher average realized other NGL prices of $14.63 per bbl, or 201 percent, increased revenues by $101 million reflecting higher other NGL benchmark prices and higher regional pricing;
•

Higher average realized plant condensate prices of $14.07 per bbl, or 33 percent, increased revenues by $64 million. The increase reflected higher WTI and Edmonton Condensate benchmark prices which were up 25 percent and 19 percent, respectively, as well as higher regional pricing relative to the WTI benchmark price;

•

Lower average other NGL production volumes of 16.9 Mbbls/d decreased revenues by $11 million. Lower volumes were primarily due to the impacts of the pandemic which commenced at the end of the first quarter of 2020 and natural declines in Anadarko, Duvernay, Eagle Ford and Permian (13.6 Mbbls/d), and severe weather conditions in Anadarko and Permian (4.7 Mbbls/d); and

•

Lower average plant condensate production volumes of 1.3 Mbbls/d decreased revenues by $6 million. Lower volumes were primarily due to the impacts of the pandemic which commenced at the end of the first quarter of 2020 and natural declines in Duvernay (2.4 Mbbls/d), and severe winter weather conditions in Permian and Anadarko (1.1 Mbbls/d), partially offset by successful drilling Montney (2.9 Mbbls/d).

Natural Gas Revenues

Three months ended March 31, 2021 versus March 31, 2020

Natural gas revenues increased $193 million compared to the first quarter of 2020 primarily due to:

•

Higher average realized natural gas prices of $1.38 per Mcf, or 81 percent, increased revenues by $191 million. The increase reflected higher Dawn, NYMEX and AECO benchmark prices which were up 67 percent, 38 percent and 37 percent, respectively, and higher regional pricing; and

•

Higher average natural gas production volumes of 7 MMcf/d increased revenues by $2 million primarily due to successful drilling in Montney (142 MMcf/d), partially offset by the impacts of the pandemic which commenced at the end of the first quarter of 2020, and natural declines and severe winter weather conditions in Anadarko and Permian (111 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Additional information on the Company’s commodity price positions as at March 31, 2021 can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended March 31,
($ millions)	2021	2020

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(117)	$82
NGLs - Plant Condensate	(25)	23
NGLs - Other	(19)	5
Natural Gas	3	39
Other (2)	2	2
Total	(156)	151

Unrealized Gains (Losses) on Risk Management	(271)	904
Total Gains (Losses) on Risk Management, Net	$(427)	$1,055

	Three months ended March 31,
(Per-unit)	2021	2020

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(8.86)	$5.52
NGLs - Plant Condensate ($/bbl)	$(5.44)	$4.78
NGLs - Other ($/bbl)	$(2.76)	$0.62
Natural Gas ($/Mcf)	$0.02	$0.27
Total ($/BOE)	$(3.27)	$2.86
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended March 31,
($ millions)	2021	2020

Market Optimization	$652	$419

Three months ended March 31, 2021 versus March 31, 2020

Market Optimization product revenues increased $233 million compared to the first quarter of 2020 primarily due to:

•

Higher natural gas and oil benchmark prices ($242 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($95 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($104 million).

Sublease Revenues

Sublease revenues primarily include amounts related to the sublease of office space in The Bow office building recorded in the Corporate and Other segment. Additional information on office sublease income can be found in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

Production, Mineral and Other Taxes

Production, mineral and other taxes include production and property taxes. Production taxes are generally assessed as a percentage of oil, NGLs and natural gas production revenues. Property taxes are generally assessed based on the value of the underlying assets.

	$ millions		$/BOE
Three months ended March 31,	2021	2020	2021	2020

USA Operations	$55	$48	$2.09	$1.55
Canadian Operations	5	4	$0.21	$0.19
Total	$60	$52	$1.23	$1.01

Three months ended March 31, 2021 versus March 31, 2020

Production, mineral and other taxes increased $8 million compared to the first quarter of 2020 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($11 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
Three months ended March 31,	2021	2020	2021	2020

USA Operations	$113	$121	$4.31	$3.84
Canadian Operations	224	213	$10.12	$10.29
Upstream Transportation and Processing	337	334	$6.96	$6.40

Market Optimization	42	62
Total	$379	$396

Three months ended March 31, 2021 versus March 31, 2020

Transportation and processing expense decreased $17 million compared to the first quarter of 2020 primarily due to:

•

The expiration of certain transportation contracts in the USA Operations as well as expired contracts relating to previously divested assets, the decommissioning of Deep Panuke and recoveries of amounts related to certain transportation contracts;

partially offset by:

•	Higher volumes in Montney, higher U.S/Canadian dollar exchange rate and higher costs relating to the diversification of the Company’s downstream markets.

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which the Company has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
Three months ended March 31,	2021	2020	2021	2020

USA Operations	$129	$139	$4.89	$4.42
Canadian Operations	28	26	$1.23	$1.26
Upstream Operating Expense (1)	157	165	$3.22	$3.17

Market Optimization	7	2
Corporate & Other	-	(2)
Total	$164	$165
(1)	Upstream Operating Expense per BOE for the first quarter of 2021 includes long-term incentive costs of $0.15/BOE (2020 - recovery of long-term incentive costs of $0.17/BOE).

Three months ended March 31, 2021 versus March 31, 2020

Operating expense decreased $1 million compared to the first quarter of 2020 primarily due to:

•

Lower salaries and benefits due to decreased headcount resulting from workforce reductions in the second quarter of 2020 ($33 million) and decreased activity mainly as a result of the impacts of the pandemic which commenced at the end of the first quarter of 2020, the severe winter weather conditions in the USA Operations and cost saving initiatives implemented at the end of the first quarter of 2020 ($19 million);

partially offset by:

•	Lower capitalization of overhead costs ($22 million), higher long-term incentive costs resulting from an increase in the Company’s share price in 2021 compared to a decrease in 2020 ($21 million).

Additional information on the Company’s long-term incentives can be found in Note 16 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,
($ millions)	2021	2020

Market Optimization	$604	$398

Three months ended March 31, 2021 versus March 31, 2020

Purchased product expense increased $206 million compared to the first quarter of 2020 primarily due to:

•	Higher natural gas and oil benchmark prices ($203 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($97 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($94 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost centre are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2020 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates, as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2020 Annual Report on Form 10-K.

	$ millions		$/BOE
Three months ended March 31,	2021	2020	2021	2020

USA Operations	$208	$418	$7.88	$13.30
Canadian Operations	93	109	$4.23	$5.28
Upstream DD&A	301	527	$6.22	$10.12

Corporate & Other	7	7
Total	$308	$534

Three months ended March 31, 2021 versus March 31, 2020

DD&A decreased $226 million compared to the first quarter of 2020 primarily due to:

•

Lower depletion rates and production volumes in the USA Operations ($143 million and $67 million, respectively) and lower depletion rates in the Canadian Operations ($29 million), partially offset by higher production volumes in the Canadian Operations ($8 million) and higher U.S/Canadian dollar exchange rate ($7 million).

The depletion rate in the USA Operations decreased $5.42 per BOE, compared to the first quarter of 2020 primarily due to the ceiling test impairments recognized in 2020, resulting in a lower depletable base. The depletion rate in the Canadian Operations decreased $1.05 per BOE, compared to the first quarter of 2020 primarily due to a lower depletable base.

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

In the first quarter of 2021, the Company did not recognize ceiling test impairments (2020 - $277 million, before tax, in the USA Operations). The non-cash ceiling test impairments in 2020 primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
March 31, 2021	40.01	49.68	2.16	2.36
December 31, 2020	39.62	49.77	1.98	2.13
March 31, 2020	56.06	70.32	2.30	1.48
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

The Company believes that the discounted after-tax future net cash flows from proved reserves required to be used in the ceiling test calculation are not indicative of the fair market value of Ovintiv’s oil and natural gas properties or the future net cash flows expected to be generated from such properties. The discounted after-tax future net cash flows do not consider the fair market value of unamortized unproved properties, or probable or possible liquids and natural gas reserves. In addition, there is no consideration given to the effect of future changes in commodity prices. Ovintiv manages its business using estimates of reserves and resources based on forecast prices and costs. Additional information on the ceiling test calculation can be found in Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. Costs primarily include salaries and benefits, operating lease, office, information technology, restructuring and long-term incentive costs.

	($ millions)		$/BOE
Three months ended March 31,	2021	2020	2021	2020

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs and Current Expected Credit Losses (1)	$81	$74	$1.67	$1.42
Long-term incentive costs	35	(26)	0.72	(0.51)
Restructuring costs	6	-	0.13	-
Current expected credit losses	-	5	-	0.11
Total Administrative	$122	$53	$2.52	$1.02
(1)	Includes $29 million related to The Bow office lease, half of which is recovered from sublease revenues (2020 - $28 million).

Three months ended March 31, 2021 versus March 31, 2020

Administrative expense in the first quarter of 2021 increased $69 million compared to the first quarter of 2020 primarily due to higher long-term incentive costs resulting from an increase in Ovintiv’s share price in the first quarter of 2021 compared to a decrease in 2020 ($61 million), higher consulting costs ($7 million), and restructuring costs related to workforce reductions ($6 million).

During 2020, the Company completed workforce reductions as part of a company-wide reorganization in response to the low commodity price environment resulting from the global pandemic and the Company’s planned reductions in capital spending. Additional information on restructuring charges can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended March 31,
($ millions)	2021	2020

Interest	$87	$96
Foreign exchange (gain) loss, net	(7)	116
Other (gains) losses, net	(18)	(14)
Total Other (Income) Expenses	$62	$198

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2021 versus March 31, 2020

Interest expense decreased $9 million compared to the first quarter of 2020 primarily due to interest savings related to open market repurchases of long-term debt completed in 2020 ($5 million).

Foreign Exchange (Gain) Loss, Net

Foreign exchange gains and losses primarily result from the impact of fluctuations in the Canadian to U.S. dollar exchange rate. Additional information on changes in foreign exchange gains or losses can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Following the completion of the corporate reorganization and U.S. domestication in the first quarter of 2020, the U.S. dollar denominated unsecured notes issued by Encana Corporation from Canada were assumed by Ovintiv Inc., a company incorporated in Delaware with a U.S. dollar functional currency. Accordingly, these U.S. dollar denominated unsecured notes, along with certain intercompany notes, no longer attract foreign exchange translation gains or losses.

Three months ended March 31, 2021 versus March 31, 2020

Net foreign exchange gain of $7 million compared to a loss of $116 million in the first quarter of 2020 primarily due to:

•

Lower unrealized foreign exchange losses on the translation of U.S. dollar financing debt and risk management contracts issued from Canada compared to 2020 ($75 million and $51 million, respectively) and realized foreign exchange gains on the settlement of U.S. dollar financing debt issued from Canada compared to losses in 2020 ($23 million);

partially offset by:

•	Lower unrealized foreign exchange gains on the translation of intercompany notes ($27 million).

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

Other gains in the first quarter of 2021 primarily includes interest income of $12 million associated with the resolution of prior year tax items.

Other gains in the first quarter of 2020 primarily includes a gain of $11 million relating to the repurchase of the Company’s fixed long-term debt on the open market.

Income Tax

	Three months ended March 31,
($ millions)	2021	2020

Current Income Tax Expense (Recovery)	$(156)	$-
Deferred Income Tax Expense (Recovery)	(20)	140
Income Tax Expense (Recovery)	$(176)	$140

Effective Tax Rate	(132.3% )	25.0%

Income Tax Expense (Recovery)

Three months ended March 31, 2021 versus March 31, 2020

In the first quarter of 2021, Ovintiv recorded an income tax recovery of $176 million compared to an income tax expense of $140 million in 2020, primarily due to the resolution of certain tax items relating to prior taxation years and the reduction in valuation allowances resulting from current year net earnings before tax.

Effective Tax Rate

Ovintiv’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year‑to‑date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, changes in valuation allowances, state taxes, income tax related to foreign operations, the effect of legislative changes, non-taxable capital gains and losses, and tax differences on divestitures and transactions, which can produce interim effective tax rate fluctuations.

The Company’s effective tax rate was (132.3) percent in the first quarter of 2021, which is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of certain tax items relating to prior taxation years and the reduction in valuation allowances recorded relating to current year net earnings before tax.

The Company’s effective tax rate of 25 percent in the first quarter of 2020, is higher than the U.S. statutory tax rate of 21 percent primarily due to state taxes and foreign jurisdictional tax rates relative to the U.S. federal statutory tax rate applied to jurisdictional earnings.

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

The Company’s capital structure consists of total shareholders’ equity plus long-term debt, including any current portion. The Company’s objectives when managing its capital structure are to maintain financial flexibility to preserve Ovintiv’s access to capital markets and its ability to meet financial obligations and finance internally generated growth, as well as potential acquisitions. Ovintiv has a practice of maintaining capital discipline and strategically managing its capital structure by adjusting capital spending, adjusting dividends paid to stockholders, issuing new shares of common stock, purchasing shares of common stock for cancellation, issuing new debt and repaying or repurchasing existing debt.

	As at March 31,
($ millions, except as indicated)	2021	2020

Cash and Cash Equivalents	$9	$82
Available Credit Facilities (1)	4,000	3,515
Available Uncommitted Demand Lines (2)	279	190
Issuance of U.S. Commercial Paper	(490)	(357)
Total Liquidity	$3,798	$3,430

Long-Term Debt, including current portion (3)	$6,418	$7,006
Total Shareholders’ Equity	$4,134	$10,191

Debt to Capitalization (%) (4)	61	41
Debt to Adjusted Capitalization (%) (5)	35	28
(1)	Includes available credit facilities of $2.5 billion (2020 - $2.165 billion) in the U.S. and $1.5 billion (2020 - $1.35 billion) in Canada as at March 31, 2021 (collectively, the “Credit Facilities”).
(2)	Includes three uncommitted demand lines totaling $339 million, net of $60 million in related undrawn letters of credit (2020 - $313 million and $123 million, respectively).
(3)	Long-Term Debt as at March 31, 2021, includes outstanding U.S. CP totaling $490 million.
(4)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(5)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $4.0 billion, which include a $2.5 billion revolving credit facility for Ovintiv Inc. and a $1.5 billion revolving credit facility for a Canadian subsidiary, both maturing in July 2024. The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital program. At March 31, 2021, there were no outstanding amounts under the revolving credit facility for Ovintiv Inc. and for the Canadian subsidiary.

Ovintiv currently has both investment and non-investment grade credit ratings and has full access to its Credit Facilities and U.S. CP programs. Reductions in the Company’s credit ratings could increase the cost of short-term borrowings on the existing Credit Facilities or other sources of liquidity and limit access to the Company’s commercial paper program.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at March 31, 2021, the Company had approximately $490 million of commercial paper outstanding under its U.S. CP programs with an average remaining term of approximately 45 days and a weighted average interest rate of approximately 1.03 percent, which is supported by the Company’s Credit Facilities.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $3.8 billion. At March 31, 2021, Ovintiv also had approximately $61 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities. Reductions in the Company’s credit ratings could trigger additional collateral requirements to support existing agreements and such amounts could be material.

Ovintiv has a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At March 31, 2021, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the U.S. shelf registration statement or Canadian shelf prospectus is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at March 31, 2021, the Company’s Debt to Adjusted Capitalization was 35 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Ovintiv does not expect the current COVID-19 pandemic to impact the Company’s ability to remain in compliance with its financial covenants under the Credit Facilities. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2020 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the first quarter of 2021, Ovintiv primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended March 31,
($ millions)	Activity Type	2021	2020

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$827	$566
Proceeds from divestitures	Investing	2	22
Net issuance of revolving long-term debt	Financing	-	144
Other	Investing	28	130
		857	862

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	350	790
Acquisitions	Investing	1	17
Net repayment of revolving long-term debt	Financing	460	-
Repayment of long-term debt (1)	Financing	-	89
Dividends on shares of common stock	Financing	24	24
Other	Financing	23	22
		858	942
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		-	(7)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(1)	$(87)
(1)	Includes open market repurchases in 2020.

Operating Activities

Net cash from operating activities in the first quarter of 2021 was $827 million and was primarily a reflection of the impacts from higher average realized commodity prices, partially offset by the effects of the commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the first quarter of 2021 was $890 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended March 31, 2021 versus March 31, 2020

Net cash from operating activities increased $261 million compared to the first quarter of 2020 primarily due to:

•

Higher realized commodity prices ($527 million), a current income tax recovery mainly due to the resolution of certain tax items relating to prior taxation years ($156 million), lower decommissioning payments primarily related to Deep Panuke ($38 million), lower operating expense, excluding non-cash long-term incentive costs ($21 million), lower transportation and processing expense ($17 million) and higher interest income ($10 million);

partially offset by:

•

Realized losses on risk management in revenues compared to gains in 2020 ($307 million), changes in non-cash working capital ($140 million), lower production volumes ($86 million) and higher administrative expenses, excluding non-cash long-term incentive costs and current expected credit losses ($20 million), which includes restructuring costs of $6 million.

Investing Activities

Cash used in investing activities in the first quarter of 2021 was $321 million primarily due to capital expenditures. Capital expenditures decreased $440 million compared to the first quarter of 2020 due to the Company’s reduced capital program in response to the volatile market conditions in 2020.

Acquisitions in the first quarter of 2021 were $1 million (2020 - $17 million), which primarily included property purchases with oil and liquids rich potential.

Divestitures in the first quarter of 2021 were $2 million (2020 - $22 million), which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 2 and 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategy to enhance liquidity, strengthen its balance sheet by repaying or repurchasing existing debt, and returning value to stockholders by paying dividends.

Net cash used in financing activities in the first quarter of 2021 was $507 million compared to net cash from financing activities of $9 million in 2020. The change was primarily due to a net repayment of revolving long-term debt in 2021 ($460 million) compared to a net issuance in 2020 ($144 million), partially offset by open market repurchases of long-term debt in 2020 ($89 million) as discussed below.

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

The Company’s long-term debt, including the current portion of $1,118 million, totaled $6,418 million at March 31, 2021. The Company’s long-term debt at December 31, 2020 totaled $6,885 million, which included the current portion of $518 million. As at March 31, 2021, over 80 percent of the Company’s fixed rate long-term debt is not due until 2024 and beyond. Since the second quarter of 2020, the Company has allocated $948 million in excess cash flows to reduce its total long-term debt balance. The proceeds from the recently announced divestitures will also be allocated towards its total long-term debt reduction target. The Company expects its total long-term debt balance to be $4.5 billion by the first half of 2022. Total long-term debt includes revolving credit facilities and commercial paper balances. For additional information on long-term debt, refer to Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Dividends

Ovintiv pays quarterly dividends to common stockholders at the discretion of the Board of Directors.

	Three months ended March 31,
($ millions, except as indicated)	2021	2020

Dividend Payments	$24	$24
Dividend Payments ($/share)	$0.09375	$0.09375

On April 28, 2021, the Board of Directors declared a dividend of $0.09375 per share of common stock payable on June 30, 2021 to common stockholders of record as of June 15, 2021.

Off-Balance Sheet Arrangements

For information on off-balance sheet arrangements and transactions, refer to the Off-Balance Sheet Arrangements section of the MD&A included in Item 7 of the 2020 Annual Report on Form 10-K.

Commitments and Contingencies

For information on commitments and contingencies, refer to Note 21 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,
($ millions, except as indicated)	2021	2020

Cash From (Used in) Operating Activities	$827	$566
(Add back) deduct:
Net change in other assets and liabilities	(6)	(52)
Net change in non-cash working capital	(57)	83
Current tax on sale of assets	-	-
Non-GAAP Cash Flow (1)	$890	$535
Divided by:
Production Volumes (MMBOE)	48.4	52.0
Non-GAAP Cash Flow Margin ($/BOE)	$18.39	$10.29
(1)	The first quarter of 2021 include restructuring costs of $6 million (2020 – nil).

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

	Three months ended March 31,
($ millions, except as indicated)	2021	2020

Total Operating Expenses	$1,643	$1,884
Deduct (add back):
Market optimization operating expenses	653	462
Corporate & other operating expenses	-	(2)
Depreciation, depletion and amortization	308	534
Impairments	-	277
Accretion of asset retirement obligation	6	9
Long-term incentive costs	42	(35)
Restructuring costs	6	-
Current expected credit losses	-	5
Total Costs	$628	$634
Divided by:
Production Volumes (MMBOE)	48.4	52.0
Total Costs ($/BOE) (1)	$12.93	$12.17
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	March 31, 2021	December 31, 2020

Long-Term Debt, including current portion	$6,418	$6,885
Total Shareholders’ Equity	4,134	3,837
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$18,298	$18,468
Debt to Adjusted Capitalization	35%	37%

Net Debt to Adjusted EBITDA

Net Debt to Adjusted EBITDA is a non-GAAP measure whereby Net Debt is defined as long-term debt, including the current portion, less cash and cash equivalents and Adjusted EBITDA is defined as trailing 12-month net earnings (loss) before income taxes, depreciation, depletion and amortization, impairments, accretion of asset retirement obligation, interest, unrealized gains/losses on risk management, foreign exchange gains/losses, gains/losses on divestitures and other gains/losses.

Management believes this measure is useful to the Company and its investors as a measure of financial leverage and the Company’s ability to service its debt and other financial obligations. This measure is used, along with other measures, in the calculation of certain financial performance targets for the Company’s management and employees.

($ millions, except as indicated)	March 31, 2021	December 31, 2020

Long-Term Debt, including current portion	$6,418	$6,885
Less:
Cash and cash equivalents	9	10
Net Debt	6,409	6,875

Net Earnings (Loss)	(6,209)	(6,097)
Add back (deduct):
Depreciation, depletion and amortization	1,608	1,834
Impairments	5,303	5,580
Accretion of asset retirement obligation	26	29
Interest	362	371
Unrealized (gains) losses on risk management	1,379	204
Foreign exchange (gain) loss, net	(106)	17
(Gain) loss on divestitures, net	-	-
Other (gains) losses, net	(59)	(55)
Income tax expense (recovery)	51	367
Adjusted EBITDA (trailing 12-month)	$2,355	$2,250
Net Debt to Adjusted EBITDA (times)	2.7	3.1

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Part 1, Item 2 of this Quarterly Report on Form 10-Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of the 2020 Annual Report on Form 10-K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 19 under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	March 31, 2021
(US$ millions)	10% Price Increase	10% Price Decrease
Crude oil price	$(188)	$174
NGL price	(16)	16
Natural gas price	(94)	77

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same period in 2020.

	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$9
Transportation and Processing Expense (1)	12	$0.26
Operating Expense (1)	1	0.03
Administrative Expense	2	0.03
Depreciation, Depletion and Amortization (1)	7	0.14

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2021, Ovintiv has entered into $263 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3720 to US$1, which mature monthly through the remainder of 2021.

As at March 31, 2021, Ovintiv had $55 million in U.S. dollar finance lease obligations issued from Canada that were subject to foreign exchange exposure.

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

	March 31, 2021
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

As at March 31, 2021, Ovintiv had floating rate revolving credit and term loan borrowings of $490 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $5 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Ovintiv’s internal control over financial reporting during the first quarter of 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2020 Annual Report on Form 10-K and Note 21 of Ovintiv’s Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in the 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
4.1

Seventh Supplemental Indenture, dated as of April 26, 2021, among Ovintiv Exploration Inc. (formerly Newfield Exploration Company), as issuer, Ovintiv Inc., as existing guarantor and successor issuer, Ovintiv Canada ULC, as existing guarantor, and U.S. Bank National Association (as successor trustee to Wachovia Bank, National Association (Formerly First Union National Bank)), as trustee (incorporated by reference to Exhibit 4.1 to Ovintiv’s Current Report on Form 8-K filed on April 28, 2021, SEC File No. 001-39191).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

* Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: April 29, 2021

