Form 10-Q
period 2021-06-30
Ovintiv Inc.
filed 2021-07-29
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	OVV	New York Stock Exchange

Number of registrant’s shares of common stock outstanding as of July 23, 2021	261,084,425

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including the United States Private Securities Litigation Reform Act of 1995. Forward-looking statements include: composition of the Company’s core assets, including allocation of capital and focus of development plans; growth in long-term shareholder value; vision of being a leading North American energy producer; statements with respect to the Company’s strategic objectives, including capital allocation strategy, focus of investment, return of capital to stockholders, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; statements regarding the benefits of the Company’s multi-basin portfolio; statements regarding the Company’s capital plan; statements regarding the Company’s application of excess cash flows to reduce long-term debt; ability to maximize cash flow through a disciplined capital allocation strategy; anticipated cost savings, capital efficiency and sustainability thereof; ability to repeat and deploy successful practices across the Company’s multi-basin portfolio; anticipated commodity prices; anticipated success of and benefits from technology and innovation, including cube development approach and advanced completion designs; ability to optimize well and completion designs; future well inventory; anticipated drilling, number of drilling rigs and the success thereof; anticipated drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; estimates of reserves and resources and potential for negative price related reserve revisions; expected production and product types; anticipated access to cash, cash equivalents and other methods of funding; anticipated hedging and outcomes of risk management program, including exposure to certain commodity prices and foreign exchange fluctuations, amount of hedged production, market access and physical sales locations; impact of changes in laws and regulations; compliance with environmental legislation and claims related to the purported causes and impact of climate change, and the costs therefrom; adequacy of provisions for abandonment and site reclamation costs; statements regarding the Company’s operational and financial flexibility, discipline and ability  to respond to evolving market conditions; ability to meet financial obligations, manage debt and financial ratios, finance growth and comply with financial covenants; impact to the Company as a result of a reduction of its credit rating; access to the Company’s credit facilities; planned dividend and the declaration and payment of future dividends, if any; planned redemption of outstanding senior notes; expectations with respect to the Company’s restructuring initiative, including anticipated transition and severance costs and the timing thereof; adequacy of the Company’s provision for taxes and legal claims; projections and statements in respect of funding; ability to manage cost inflation and expected cost structures, including expected operating, transportation and processing and administrative expenses; competitiveness and pace of growth of the Company’s assets within North America and against its peers; global oil inventories and global demand for oil; outlook of oil and gas industry generally and impact of geopolitical environment; expected future interest expense; the Company’s commitments and contingencies and anticipated payments thereunder; and the possible impact of accounting pronouncements, rule changes and standards.

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

Risks and uncertainties that may affect these business outcomes include: suspension of or changes to guidance, and associated impact to production; ability to generate sufficient cash flow to meet obligations; market and commodity price volatility and associated impact to the Company’s stock price, credit rating, financial condition, reserves and access to liquidity; the impact of COVID-19 on oil prices and to the Company’s operations, including maintaining ordinary staffing levels, securing operational inputs, executing on portions of its business and managing cyber-security risks associated with remote work; ability to secure adequate transportation; potential curtailments of refinery operations, including resulting storage constraints or widening price differentials; variability and discretion of Ovintiv’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; timing and costs of well, facilities and pipeline construction; business interruption, property and casualty losses or unexpected technical difficulties, including impact of weather; risks associated with decommissioning activities, including timing and costs thereof; counterparty and credit risk; impact of changes in credit rating and access to liquidity, including costs thereof; fluctuations in currency and interest rates; failure to achieve cost and efficiency initiatives; risks inherent in marketing operations; risks associated with technology, including electronic, cyber and physical security breaches; changes in or interpretation of royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations; the Company’s ability to utilize U.S. net operating loss carryforwards and other tax attributes; risks associated with existing and potential lawsuits and regulatory actions made against the Company; impact of disputes arising with its partners, including suspension of certain obligations and inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional reserves; imprecision of reserves estimates and estimates of recoverable quantities, including future net revenue estimates; risks associated with past and future acquisitions or divestitures of certain assets or other transactions or receipt of amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Ovintiv may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Ovintiv may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; and other risks described in Item 1A. Risk Factors of the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and in this Quarterly Report on Form 10-Q, and risks and uncertainties impacting Ovintiv’s business as described from time to time in the Company’s other periodic filings with the SEC.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions, except per share amounts)		2021	2020	2021	2020

Revenues	(Note 2)
Product and service revenues	(Note 3)	$2,473	$1,023	$4,720	$2,593
Gains (losses) on risk management, net	(Note 19)	(799)	(314)	(1,226)	741
Sublease revenues	(Note 9)	18	17	36	35
Total Revenues		1,692	726	3,530	3,369

Operating Expenses	(Note 2)
Production, mineral and other taxes		73	27	133	79
Transportation and processing		418	368	797	764
Operating	(Notes 16, 17)	149	154	313	319
Purchased product		733	319	1,337	717
Depreciation, depletion and amortization		311	493	619	1,027
Impairments	(Note 8)	-	3,250	-	3,527
Accretion of asset retirement obligation		6	9	12	18
Administrative	(Notes 15, 16, 17)	123	165	245	218
Total Operating Expenses		1,813	4,785	3,456	6,669
Operating Income (Loss)		(121)	(4,059)	74	(3,300)

Other (Income) Expenses
Interest	(Notes 4, 10)	99	86	186	182
Foreign exchange (gain) loss, net	(Notes 5, 19)	(8)	(40)	(15)	76
Other (gains) losses, net	(Notes 6, 10, 17)	(7)	(16)	(25)	(30)
Total Other (Income) Expenses		84	30	146	228
Net Earnings (Loss) Before Income Tax		(205)	(4,089)	(72)	(3,528)
Income tax expense (recovery)	(Note 6)	-	294	(176)	434
Net Earnings (Loss)		$(205)	$(4,383)	$104	$(3,962)

Net Earnings (Loss) per Share of Common Stock	(Note 12)
Basic		$(0.79)	$(16.87)	$0.40	$(15.25)
Diluted		(0.79)	(16.87)	0.39	(15.25)
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 12)
Basic		261.1	259.8	260.6	259.8
Diluted		261.1	259.8	265.9	259.8

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2021	2020	2021	2020

Net Earnings (Loss)		$(205)	$(4,383)	$104	$(3,962)
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 13)	25	87	44	(47)
Pension and other post-employment benefit plans	(Notes 13, 17)	(2)	3	(3)	1
Other Comprehensive Income (Loss)		23	90	41	(46)
Comprehensive Income (Loss)		$(182)	$(4,293)	$145	$(4,008)

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		June 30,	December 31,
(US$ millions)		2021	2020

Assets
Current Assets
Cash and cash equivalents		$122	$10
Accounts receivable and accrued revenues (net of allowances of $3 million (2020: $4 million))	(Note 3)	1,222	928
Risk management	(Notes 18, 19)	3	37
Income tax receivable	(Note 6)	96	272
		1,443	1,247
Property, Plant and Equipment, at cost:	(Note 8)
Oil and natural gas properties, based on full cost accounting
Proved properties		54,525	53,883
Unproved properties		2,444	2,962
Other		918	911
Property, plant and equipment		57,887	57,756
Less: Accumulated depreciation, depletion and amortization		(49,352)	(48,306)
Property, plant and equipment, net	(Note 2)	8,535	9,450
Other Assets		1,146	1,143
Risk Management	(Notes 18, 19)	-	4
Goodwill	(Note 2)	2,643	2,625
	(Note 2)	$13,767	$14,469

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,880	$1,704
Current portion of operating lease liabilities		74	68
Income tax payable		2	3
Risk management	(Notes 18, 19)	892	130
Current portion of long-term debt	(Note 10)	518	518
		3,366	2,423
Long-Term Debt	(Note 10)	4,796	6,367
Operating Lease Liabilities		938	938
Other Liabilities and Provisions	(Note 11)	206	358
Risk Management	(Notes 18, 19)	183	125
Asset Retirement Obligation		344	401
Deferred Income Taxes		-	20
		9,833	10,632
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2021 issued and outstanding: 261.1 million shares (2020: 259.8 million shares)	(Note 12)	3	3
Paid in surplus	(Note 12)	8,532	8,531
Retained earnings (Accumulated deficit)		(5,718)	(5,773)
Accumulated other comprehensive income	(Note 13)	1,117	1,076
Total Shareholders’ Equity		3,934	3,837
		$13,767	$14,469

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended June 30, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2021		$3	$8,525	$(5,488)	$1,094	$4,134
Net Earnings (Loss)		-	-	(205)	-	(205)
Dividends on Shares of Common Stock ($0.09375 per share)	(Note 12)	-	-	(25)	-	(25)
Equity-Settled Compensation Costs		-	7	-	-	7
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	23	23
Balance, June 30, 2021		$3	$8,532	$(5,718)	$1,117	$3,934

Three Months Ended June 30, 2020 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2020		$3	$8,460	$818	$910	$10,191
Net Earnings (Loss)		-	-	(4,383)	-	(4,383)
Dividends on Shares of Common Stock ($0.09375 per share)	(Note 12)	-	-	(25)	-	(25)
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	90	90
Balance, June 30, 2020		$3	$8,460	$(3,590)	$1,000	$5,873

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837
Net Earnings (Loss)		-	-	104	-	104
Dividends on Shares of Common Stock ($0.1875 per share)	(Note 12)	-	-	(49)	-	(49)
Equity-Settled Compensation Costs		-	1	-	-	1
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	41	41
Balance, June 30, 2021		$3	$8,532	$(5,718)	$1,117	$3,934

Six Months Ended June 30, 2020 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930
Net Earnings (Loss)		-	-	(3,962)	-	(3,962)
Dividends on Shares of Common Stock ($0.1875 per share)	(Note 12)	-	-	(49)	-	(49)
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(46)	(46)
Reclassification of Share Capital	(Note 12)	(7,058)	7,058	-	-	-
Balance, June 30, 2020		$3	$8,460	$(3,590)	$1,000	$5,873

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2021	2020	2021	2020

Operating Activities
Net earnings (loss)		$(205)	$(4,383)	$104	$(3,962)
Depreciation, depletion and amortization		311	493	619	1,027
Impairments	(Note 8)	-	3,250	-	3,527
Accretion of asset retirement obligation		6	9	12	18
Deferred income taxes	(Note 6)	-	295	(20)	435
Unrealized (gain) loss on risk management	(Note 19)	576	679	847	(225)
Unrealized foreign exchange (gain) loss	(Note 5)	4	(50)	6	51
Foreign exchange on settlements	(Note 5)	(3)	-	(9)	20
Other		44	11	64	(52)
Net change in other assets and liabilities		(5)	(68)	(11)	(120)
Net change in non-cash working capital	(Note 20)	22	(119)	(35)	(36)
Cash From (Used in) Operating Activities		750	117	1,577	683
Investing Activities
Capital expenditures	(Note 2)	(383)	(252)	(733)	(1,042)
Acquisitions	(Note 7)	(2)	(1)	(3)	(18)
Proceeds from divestitures	(Note 7)	1,023	8	1,025	30
Net change in investments and other		(70)	(272)	(42)	(142)
Cash From (Used in) Investing Activities		568	(517)	247	(1,172)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 10)	(490)	408	(950)	552
Repayment of long-term debt	(Note 10)	(619)	(26)	(619)	(115)
Dividends on shares of common stock	(Note 12)	(25)	(25)	(49)	(49)
Finance lease payments and other		(73)	(22)	(96)	(44)
Cash From (Used in) Financing Activities		(1,207)	335	(1,714)	344
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		2	1	2	(6)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		113	(64)	112	(151)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		9	103	10	190
Cash, Cash Equivalents and Restricted Cash, End of Period		$122	$39	$122	$39
Cash, End of Period		$67	$29	$67	$29
Cash Equivalents, End of Period		55	10	55	10
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$122	$39	$122	$39

Supplementary Cash Flow Information	(Note 20)

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

Results of Operations (For the three months ended June 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2021	2020	2021	2020	2021	2020

Revenues
Product and service revenues	$1,155	$430	$570	$245	$748	$348
Gains (losses) on risk management, net	(188)	260	(35)	103	-	2
Sublease revenues	-	-	-	-	-	-
Total Revenues	967	690	535	348	748	350

Operating Expenses
Production, mineral and other taxes	69	24	4	3	-	-
Transportation and processing	126	115	248	198	44	55
Operating	117	121	25	25	7	8
Purchased product	-	-	-	-	733	319
Depreciation, depletion and amortization	220	375	89	111	-	-
Impairments	-	3,250	-	-	-	-
Total Operating Expenses	532	3,885	366	337	784	382
Operating Income (Loss)	$435	$(3,195)	$169	$11	$(36)	$(32)

	Corporate & Other		Consolidated
	2021	2020	2021	2020

Revenues
Product and service revenues	$-	$-	$2,473	$1,023
Gains (losses) on risk management, net	(576)	(679)	(799)	(314)
Sublease revenues	18	17	18	17
Total Revenues	(558)	(662)	1,692	726

Operating Expenses
Production, mineral and other taxes	-	-	73	27
Transportation and processing	-	-	418	368
Operating	-	-	149	154
Purchased product	-	-	733	319
Depreciation, depletion and amortization	2	7	311	493
Impairments	-	-	-	3,250
Accretion of asset retirement obligation	6	9	6	9
Administrative	123	165	123	165
Total Operating Expenses	131	181	1,813	4,785
Operating Income (Loss)	$(689)	$(843)	(121)	(4,059)

Other (Income) Expenses
Interest			99	86
Foreign exchange (gain) loss, net			(8)	(40)
Other (gains) losses, net			(7)	(16)
Total Other (Income) Expenses			84	30
Net Earnings (Loss) Before Income Tax			(205)	(4,089)
Income tax expense (recovery)			-	294
Net Earnings (Loss)			$(205)	$(4,383)

Results of Operations (For the six months ended June 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2021	2020	2021	2020	2021	2020

Revenues
Product and service revenues	$2,173	$1,230	$1,147	$596	$1,400	$767
Gains (losses) on risk management, net	(324)	374	(57)	139	2	3
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,849	1,604	1,090	735	1,402	770

Operating Expenses
Production, mineral and other taxes	124	72	9	7	-	-
Transportation and processing	239	236	472	411	86	117
Operating	246	260	53	51	14	10
Purchased product	-	-	-	-	1,337	717
Depreciation, depletion and amortization	428	793	182	220	-	-
Impairments	-	3,527	-	-	-	-
Total Operating Expenses	1,037	4,888	716	689	1,437	844
Operating Income (Loss)	$812	$(3,284)	$374	$46	$(35)	$(74)

	Corporate & Other		Consolidated
	2021	2020	2021	2020

Revenues
Product and service revenues	$-	$-	$4,720	$2,593
Gains (losses) on risk management, net	(847)	225	(1,226)	741
Sublease revenues	36	35	36	35
Total Revenues	(811)	260	3,530	3,369

Operating Expenses
Production, mineral and other taxes	-	-	133	79
Transportation and processing	-	-	797	764
Operating	-	(2)	313	319
Purchased product	-	-	1,337	717
Depreciation, depletion and amortization	9	14	619	1,027
Impairments	-	-	-	3,527
Accretion of asset retirement obligation	12	18	12	18
Administrative	245	218	245	218
Total Operating Expenses	266	248	3,456	6,669
Operating Income (Loss)	$(1,077)	$12	74	(3,300)

Other (Income) Expenses
Interest			186	182
Foreign exchange (gain) loss, net			(15)	76
Other (gains) losses, net			(25)	(30)
Total Other (Income) Expenses			146	228
Net Earnings (Loss) Before Income Tax			(72)	(3,528)
Income tax expense (recovery)			(176)	434
Net Earnings (Loss)			$104	$(3,962)

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended June 30,	2021	2020	2021	2020	2021	2020

Revenues	$2,613	$1,047	$(1,865)	$(697)	$748	$350

Operating Expenses
Transportation and processing	149	152	(105)	(97)	44	55
Operating	7	8	-	-	7	8
Purchased product	2,492	919	(1,759)	(600)	733	319
Operating Income (Loss)	$(35)	$(32)	$(1)	$-	$(36)	$(32)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the six months ended June 30,	2021	2020	2021	2020	2021	2020

Revenues	$4,781	$3,142	$(3,379)	$(2,372)	$1,402	$770

Operating Expenses
Transportation and processing	286	320	(200)	(203)	86	117
Operating	14	10	-	-	14	10
Purchased product	4,515	2,886	(3,178)	(2,169)	1,337	717
Operating Income (Loss)	$(34)	$(74)	$(1)	$-	$(35)	$(74)

Capital Expenditures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

USA Operations	$279	$218	$540	$846
Canadian Operations	103	33	192	194
Corporate & Other	1	1	1	2
	$383	$252	$733	$1,042

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020	2021	2020

USA Operations	$1,938	$1,938	$7,408	$8,103	$10,066	$10,646
Canadian Operations	705	687	927	1,142	1,911	2,031
Market Optimization	-	-	-	2	336	233
Corporate & Other	-	-	200	203	1,454	1,559
	$2,643	$2,625	$8,535	$9,450	$13,767	$14,469

3.	Revenues from Contracts with Customers

The following tables summarize Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended June 30)

	USA Operations		Canadian Operations		Market Optimization
	2021	2020	2021	2020	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$861	$307	$1	$2	$602	$159
NGLs	179	60	285	88	11	2
Natural gas	118	65	286	157	128	181
Service revenues
Gathering and processing	-	1	2	1	-	-
Product and Service Revenues	$1,158	$433	$574	$248	$741	$342

	Corporate & Other		Consolidated
	2021	2020	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$1,464	$468
NGLs	-	-	475	150
Natural gas	-	-	532	403
Service revenues
Gathering and processing	-	-	2	2
Product and Service Revenues	$-	$-	$2,473	$1,023

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

Revenues (For the six months ended June 30)

	USA Operations		Canadian Operations		Market Optimization
	2021	2020	2021	2020	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$1,602	$949	$6	$4	$987	$369
NGLs	337	146	541	267	26	4
Natural gas	241	137	603	329	369	386
Service revenues
Gathering and processing	-	1	3	1	5	-
Product and Service Revenues	$2,180	$1,233	$1,153	$601	$1,387	$759

	Corporate & Other		Consolidated
	2021	2020	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$2,595	$1,322
NGLs	-	-	904	417
Natural gas	-	-	1,213	852
Service revenues
Gathering and processing	-	-	8	2
Product and Service Revenues	$-	$-	$4,720	$2,593

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at June 30, 2021, receivables and accrued revenues from contracts with customers were $1,105 million ($814 million as at December 31, 2020).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at June 30, 2021.

As at June 30, 2021, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Interest Expense on:
Debt	$93	$82	$177	$171
Finance leases	-	2	2	5
Other	6	2	7	6
	$99	$86	$186	$182

Interest expense on debt for the three and six months ended June 30, 2021 includes a one-time make-whole interest payment of $19 million resulting from the June 2021 early redemption of the Company’s $600 million, 5.75 percent senior notes due January 30, 2022 as discussed in Note 10.

5.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$-	$(14)	$1	$62
Translation of U.S. dollar risk management contracts issued from Canada	4	(36)	5	16
Translation of intercompany notes	-	-	-	(27)
	4	(50)	6	51
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	(3)	-	(9)	17
U.S. dollar risk management contracts issued from Canada	(11)	6	(18)	9
Intercompany notes	-	-	-	3
Other Monetary Revaluations	2	4	6	(4)
	$(8)	$(40)	$(15)	$76

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
6.	Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Current Tax
United States	$-	$(1)	$-	$(1)
Canada	-	-	(156)	-
Total Current Tax Expense (Recovery)	-	(1)	(156)	(1)

Deferred Tax
United States	-	(267)	-	(139)
Canada	-	563	(20)	573
Other Countries	-	(1)	-	1
Total Deferred Tax Expense (Recovery)	-	295	(20)	435
Income Tax Expense (Recovery)	$-	$294	$(176)	$434
Effective Tax Rate	0.0%	(7.2%)	244.4%	(12.3%)

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

During the six months ended June 30, 2021, the current income tax recovery was primarily due to the resolution of prior year tax items. The resolution, along with other items, resulted in a $222 million reduction of unrecognized tax benefits, offset by a $66 million reduction in valuation allowance. The Company also recognized related interest income of $12 million in other (gains) losses, net. During the six months ended June 30, 2021, the deferred tax recovery was primarily due to the change in valuation allowances recorded relating to the current year net loss before tax and from the resolution of prior year tax items. During the six months ended June 30, 2020, the deferred tax expense was primarily due to the recognition of a valuation allowance to reduce the associated deferred tax assets in the United States and Canada.

The effective tax rate of 244.4 percent for the six months ended June 30, 2021 is higher than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of certain tax items relating to prior taxation years and the change in valuation allowances recorded relating to the current year net loss before tax. The effective tax rate of (12.3) percent for the six months ended June 30, 2020 was lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded due to net losses arising from ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets which was recorded as a discrete item. See Note 8 for further discussion related to the ceiling test impairments.

7.	Acquisitions and Divestitures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Acquisitions
USA Operations	$2	$1	$3	$18
Total Acquisitions	2	1	3	18

Divestitures
USA Operations	(773)	(6)	(774)	(27)
Canadian Operations	(250)	(2)	(251)	(3)
Total Divestitures	(1,023)	(8)	(1,025)	(30)
Net Acquisitions & (Divestitures)	$(1,021)	$(7)	$(1,022)	$(12)

Acquisitions

For the six months ended June 30, 2020, acquisitions in the USA Operations were $18 million, which primarily included property purchases with oil and liquids rich potential.

Divestitures

For the three and six months ended June 30, 2021, divestitures in the USA Operations were $773 million and $774 million, respectively, which primarily included the sale of the Eagle Ford assets located in south Texas for proceeds of approximately $771 million, after closing and other adjustments. For the six months ended June 30, 2020, divestitures in the USA Operations were $27 million, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

For the three and six months ended June 30, 2021, divestitures in the Canadian Operations were $250 million and $251 million, respectively, which primarily included the sale of the Duvernay assets located in west central Alberta for proceeds of approximately $239 million, after closing and other adjustments.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

As part of the Duvernay asset divestiture, the Company agreed to a contingent consideration arrangement, which is payable to Ovintiv in the amount of C$5 million at the end of 2021 and an additional C$10 million at the end of 2022, if the annual average of the WTI reference price for each calendar year is greater than $56 per barrel and $62 per barrel, respectively. The contingent consideration was determined to be an embedded derivative and accordingly, the Company recorded the contingent consideration at its fair value of $6 million on the closing date. Subsequent changes in the fair value of the contingent consideration are recognized as a gain or loss and presented in gains (losses) on risk management, net in the Condensed Consolidated Statement of Earnings. The fair value is presented in accounts receivable and accrued revenues, and other assets in the Condensed Consolidated Balance Sheet. See Notes 18 and 19 for further information on the contingent consideration.

8.	Property, Plant and Equipment, Net

	As at June 30, 2021			As at December 31, 2020
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$38,029	$(33,010)	$5,019	$37,875	$(32,581)	$5,294
Unproved properties	2,374	-	2,374	2,785	-	2,785
Other	15	-	15	24	-	24
	40,418	(33,010)	7,408	40,684	(32,581)	8,103

Canadian Operations
Proved properties	16,496	(15,650)	846	16,008	(15,056)	952
Unproved properties	70	-	70	177	-	177
Other	11	-	11	13	-	13
	16,577	(15,650)	927	16,198	(15,056)	1,142

Market Optimization	7	(7)	-	9	(7)	2
Corporate & Other	885	(685)	200	865	(662)	203
	$57,887	$(49,352)	$8,535	$57,756	$(48,306)	$9,450

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $82 million, which have been capitalized during the six months ended June 30, 2021 (2020 - $96 million).

For the three and six months ended June 30, 2021, Ovintiv did not recognize ceiling test impairments in the USA Operations (2020 - $3,250 million and $3,527 million before tax, respectively) or Canadian Operations (2020 - nil, respectively). The non-cash ceiling test impairments recognized in the USA Operations in 2020 are included with accumulated DD&A in the table above and primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI	Edmonton Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
June 30, 2021	$49.78	$62.73	$2.43	$2.60
December 31, 2020	39.62	49.77	1.98	2.13
June 30, 2020	47.47	58.46	2.07	1.70
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

9.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at June 30, 2021. All subleases are classified as operating leases.

(undiscounted)	2021	2022	2023	2024	2025	Thereafter	Total

Sublease Income	$27	$49	$47	$47	$47	$535	$752

For the three and six months ended June 30, 2021, operating lease income was $14 million and $27 million, respectively (2020 - $13 million and $26 million, respectively), and variable lease income was $4 million and $9 million, respectively (2020 - $4 million and $9 million, respectively).

10.	Long-Term Debt

	As at	As at
	June 30,	December 31,
	2021	2020

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$-	$950
U.S. Unsecured Notes:
3.90% due November 15, 2021	518	518
5.75% due January 30, 2022	-	600
5.625% due July 1, 2024	1,000	1,000
5.375% due January 1, 2026	688	688
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	488	488
5.15% due November 15, 2041	203	203
Total Principal	5,259	6,809

Increase in Value of Debt Acquired	88	111
Unamortized Debt Discounts and Issuance Costs	(33)	(35)
Total Long-Term Debt	$5,314	$6,885

Current Portion	$518	$518
Long-Term Portion	4,796	6,367
	$5,314	$6,885

On May 19, 2021, Ovintiv announced its intention to redeem the Company’s $600 million, 5.75 percent senior notes due January 30, 2022. On June 18, 2021, the Company used a portion of the net proceeds from its Eagle Ford and Duvernay asset sales, as discussed in Note 7, to complete the senior note redemptions. Ovintiv paid approximately $632 million in cash including accrued and unpaid interest of $13 million and a one-time make-whole payment of $19 million, which is included in interest expense as discussed in Note 4.

During the three and six months ended June 30, 2020, the Company repurchased in the open market approximately $37 million and $137 million, respectively, in principal amount of its senior notes. The aggregate cash payments related to the note repurchases were $26 million and $115 million, respectively, plus accrued interest, and net gains of approximately $11 million and $22 million, respectively, were recognized in other (gains) losses, net in the Condensed Consolidated Statement of Earnings.

As at June 30, 2021, total long-term debt had a carrying value of $5,314 million and a fair value of $6,409 million (as at December 31, 2020 - carrying value of $6,885 million and a fair value of $7,379 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

11.	Other Liabilities and Provisions

	As at	As at
	June 30,	December 31,
	2021	2020

Finance Lease Obligations	$36	$39
Unrecognized Tax Benefits (See Note 6)	-	158
Pensions and Other Post-Employment Benefits	128	129
Long-Term Incentive Costs (See Note 16)	21	9
Other Derivative Contracts (See Notes 18, 19)	5	7
Other	16	16
	$206	$358

12.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at June 30, 2021		As at December 31, 2020
	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	259.8	$3	259.8	$7,061
Shares of Common Stock Issued (See Note 16)	1.3	-	-	-
Reclassification of Share Capital	-	-	-	(7,058)
Shares of Common Stock Outstanding, End of Period	261.1	$3	259.8	$3

In conjunction with the corporate reorganization and U.S. domestication completed in 2020, the amount recognized in share capital in excess of Ovintiv’s established par value of $0.01 per share was reclassified to paid in surplus. Accordingly, approximately $7,058 million was reclassified.

Dividends

During the three months ended June 30, 2021, the Company declared and paid dividends of $0.09375 per share of Ovintiv common stock totaling $25 million (2020 - $0.09375 per share of Ovintiv common stock totaling $25 million).

During the six months ended June 30, 2021, the Company declared and paid dividends of $0.1875 per share of Ovintiv common stock totaling $49 million (2020 - $0.1875 per share of Ovintiv common stock totaling $49 million).

On July 27, 2021, the Board of Directors declared a dividend of $0.14 per share of Ovintiv common stock payable on September 30, 2021 to stockholders of record as of September 15, 2021.

Earnings Per Share of Common Stock

The following table presents the computation of net earnings (loss) per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ millions, except per share amounts)	2021	2020	2021	2020

Net Earnings (Loss)	$(205)	$(4,383)	$104	$(3,962)

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	261.1	259.8	260.6	259.8
Effect of dilutive securities (1) (2)	-	-	5.3	-
Weighted Average Shares of Common Stock Outstanding - Diluted	261.1	259.8	265.9	259.8

Net Earnings (Loss) per Share of Common Stock
Basic	$(0.79)	$(16.87)	$0.40	$(15.25)
Diluted (1) (2)	(0.79)	(16.87)	0.39	(15.25)

(1)

During the fourth quarter of 2020, Ovintiv’s Board of Directors resolved to settle certain Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”) with the issuance of the Company’s common stock. As a result, the stock-based compensation awards were modified and reclassified as equity-settled awards.

(2)

For the three months ended June 30, 2021, all of Ovintiv’s equity-settled awards were determined to be antidilutive and therefore are excluded from the calculation of fully diluted net earnings (loss) per share of common stock.

Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders.

Stock-Based Compensation Plans

Ovintiv’s PSU and RSU stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. The PSUs and RSUs are classified as equity-settled if the Company has sufficient common stock held in reserve for issuance. These awards are included in the computation of diluted net earnings (loss) per share of common stock if dilutive.

Ovintiv’s stock options with associated Tandem Stock Appreciation Rights (“TSARs”) give the employee the right to purchase shares of common stock of the Company or receive cash. Historically, most holders of options have elected to exercise their TSARs in exchange for a cash payment. As a result, outstanding options are not considered potentially dilutive securities.
13.	Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$1,061	$870	$1,042	$1,004
Change in Foreign Currency Translation Adjustment	25	87	44	(47)
Balance, End of Period	$1,086	$957	$1,086	$957

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$33	$40	$34	$42

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 17)	(3)	(2)	(4)	(4)
Income taxes	1	1	1	1
Curtailment in net defined periodic benefit cost (See Note 17)	-	5	-	5
Income taxes	-	(1)	-	(1)
Balance, End of Period	$31	$43	$31	$43
Total Accumulated Other Comprehensive Income	$1,117	$1,000	$1,117	$1,000

14.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at June 30, 2021, VMLP provides approximately 1,167 MMcf/d of natural gas gathering and compression and 925 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from 10 to 24 years and have various renewal terms providing up to a potential maximum of 10 years.

Ovintiv has determined that VMLP is a VIE and that Ovintiv holds variable interests in VMLP. Ovintiv is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact VMLP’s economic performance. These key activities relate to the construction, operation, maintenance and marketing of the assets owned by VMLP. The variable interests arise from certain terms under the various long-term service agreements and include: i) a take or pay for volumes in certain agreements; ii) an operating fee of which a portion can be converted into a fixed fee once VMLP assumes operatorship of certain assets; and iii) a potential payout of minimum costs in certain agreements. The potential payout of minimum costs will be assessed in the eighth year of the assets’ service period and is based on whether there is an overall shortfall of total system cash flows from natural gas gathered and compressed under certain agreements. The potential payout amount can be reduced in the event VMLP markets unutilized capacity to third-party users. Ovintiv is not required to provide any financial support or guarantees to VMLP.

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,883 million as at June 30, 2021. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at June 30, 2021, accounts payable and accrued liabilities included $0.1 million related to the take or pay commitment.

15.	Restructuring Charges

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization in response to the low commodity price environment resulting from the global pandemic and the Company’s planned reductions in capital spending. During the three and six months ended June 30, 2021, the Company incurred restructuring charges of $5 million and $11 million, respectively (2020 - $81 million, respectively), before tax, primarily related to severance costs. Of the $101 million in restructuring charges incurred to date, $5 million remains accrued as at June 30, 2021 ($14 million as at December 31, 2020). The majority of the remaining amounts accrued are expected to be paid in 2021 and total transition and severance costs are expected to be approximately $104 million, before tax.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Severance and Benefits	$5	$80	$11	$80
Outplacement, Moving and Other Expenses	-	1	-	1
Restructuring Expenses	$5	$81	$11	$81

	As at	As at
	June 30,	December 31,
	2021	2020

Outstanding Restructuring Accrual, Beginning of Year	$14	$8
Restructuring Expenses Incurred	11	90
Restructuring Costs Paid	(20)	(84)
Outstanding Restructuring Accrual, End of Period (1)	$5	$14
(1)	Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

16.	Compensation Plans

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

The following weighted average assumptions were used to determine the fair value of TSAR and SAR units outstanding:

	As at June 30, 2021		As at June 30, 2020
	US$ SAR Share Units	C$ TSAR Share Units	US$ SAR Share Units	C$ TSAR Share Units

Risk Free Interest Rate	0.44%	0.44%	0.25%	0.25%
Dividend Yield	1.19%	1.20%	3.93%	3.97%
Expected Volatility Rate (1)	105.96%	104.94%	100.88%	100.34%
Expected Term	1.7 yrs	1.7 yrs	2.8 yrs	2.3 yrs
Market Share Price	US$31.47	C$39.07	US$9.55	C$12.91
Weighted Average Grant Date Fair Value	US$36.98	C$50.16	US$38.11	C$48.28
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Total Compensation Costs of Transactions Classified as Cash-Settled	$42	$35	$82	$(16)
Total Compensation Costs of Transactions Classified as Equity-Settled	7	-	18	-
Less: Total Share-Based Compensation Costs Capitalized	(9)	(8)	(16)	5
Total Share-Based Compensation Expense (Recovery)	$40	$27	$84	$(11)

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$9	$8	$18	$(4)
Administrative	31	19	66	(7)
	$40	$27	$84	$(11)

As at June 30, 2021, the liability for cash-settled share-based payment transactions totaled $91 million ($34 million as at December 31, 2020), of which $70 million ($25 million as at December 31, 2020) is recognized in accounts payable and accrued liabilities and $21 million ($9 million as at December 31, 2020) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Six Months Ended June 30, 2021 (thousands of units)

RSUs	2,642
PSUs	855
DSUs	11

17.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the six months ended June 30 as follows:

	Pension Benefits		OPEB		Total
	2021	2020	2021	2020	2021	2020

Net Defined Periodic Benefit Cost	$-	$-	$(1)	$3	$(1)	$3
Defined Contribution Plan Expense	13	16	-	-	13	16
Total Benefit Plans Expense	$13	$16	$(1)	$3	$12	$19

Of the total benefit plans expense, $12 million (2020 - $15 million) was included in operating expense and $3 million (2020 - $3 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $3 million (2020 - costs of $1 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the six months ended June 30 is as follows:

	Defined Benefits		OPEB		Total
	2021	2020	2021	2020	2021	2020

Service Cost	$-	$-	$2	$2	$2	$2
Interest Cost	3	3	1	1	4	4
Expected Return on Plan Assets	(3)	(3)	-	-	(3)	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(4)	(4)	(4)	(4)
Curtailment from net prior service costs	-	-	-	5	-	5
Curtailment	-	-	-	(1)	-	(1)
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$(1)	$3	$(1)	$3

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

18.	Fair Value Measurements

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

As at June 30, 2021	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$12	$-	$12	$(12)	$-
Long-term assets	-	3	-	3	(3)	-
Foreign Currency Derivatives:
Current assets	-	18	-	18	(15)	3

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$519	$400	$919	$(12)	$907
Long-term liabilities	-	156	30	186	(3)	183
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	(15)	(15)

Other Derivative Contracts (2)
Current in accounts receivable and accrued revenues	$-	$-	$3	$3	$-	$3
Long-term in other assets	-	-	5	5	-	5
Current in accounts payable and accrued liabilities	-	1	-	1	-	1
Long-term in other liabilities and provisions	-	5	-	5	-	5

As at December 31, 2020	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$70	$-	$70	$(59)	$11
Long-term assets	-	7	-	7	(3)	4
Foreign Currency Derivatives:
Current assets	-	26	-	26	-	26

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$114	$74	$189	$(59)	$130
Long-term liabilities	-	128	-	128	(3)	125

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$1	$-	$1	$-	$1
Long-term in other liabilities and provisions	-	7	-	7	-	7
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)	Includes credit derivatives and contingent consideration associated with certain previous and current year divestitures, respectively.

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

Level 3 Fair Value Measurements

As at June 30, 2021, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options, WTI costless collars and contingent consideration derivative contracts tied to WTI with terms to 2022. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Six Months Ended
	June 30,
	2021	2020

Balance, Beginning of Year	$(74)	$(52)
Total Gains (Losses)	(569)	204
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances (1)	6	-
Settlements	215	(71)
Transfers Out of Level 3	-	-
Balance, End of Period	$(422)	$81
Change in Unrealized Gains (Losses) During the Period Included in Net Earnings (Loss)	$(354)	$133

(1)	Relates to the contingent consideration associated with the Duvernay divestiture discussed in Note 7.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at June 30, 2021:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	28% - 106%	46%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $16 million ($6 million as at December 31, 2020) increase or decrease to net risk management assets and liabilities.

19.	Financial Instruments and Risk Management

A)  Financial Instruments

Ovintiv’s financial assets and liabilities are recognized in cash and cash equivalents, accounts receivable and accrued revenues, other assets, accounts payable and accrued liabilities, risk management assets and liabilities, long-term debt, and other liabilities and provisions.

B)  Risk Management Activities

Ovintiv uses derivative financial instruments to manage its exposure to cash flow variability from commodity prices and fluctuating foreign currency exchange rates. The Company does not apply hedge accounting to any of its derivative financial instruments. As a result, gains and losses from changes in the fair value are recognized in net earnings (loss).

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

Crude Oil and NGLs - To partially mitigate crude oil and NGL commodity price risk, the Company uses WTI- and NGL-based contracts such as fixed price contracts, options and costless collars. Ovintiv has also entered into basis swaps to manage against widening price differentials between various production areas, products and price points.

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as fixed price contracts, fixed price swaptions, options and costless collars. Ovintiv has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2021, the Company has entered into $175 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3720 to US$1, which mature monthly through the remainder of 2021.

Risk Management Positions as at June 30, 2021

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	30.0 Mbbls/d	2021	46.37	$(136)
WTI Fixed Price	5.0 Mbbls/d	2022	60.16	(10)
Ethane Fixed Price	8.0 Mbbls/d	2021	10.38	(2)
Propane Fixed Price	12.0 Mbbls/d	2021	25.78	(43)
Butane Fixed Price	5.0 Mbbls/d	2021	24.83	(25)

WTI Three-Way Options
Sold call / bought put / sold put	85.0 Mbbls/d	2021	53.92 / 44.66 / 34.79	(283)
Sold call / bought put / sold put	65.0 Mbbls/d	2022	70.10 / 60.17 / 48.46	(76)

WTI Costless Collars
Sold call / bought put	15.0 Mbbls/d	2021	45.84 / 35.00	(71)

Basis Contracts (1)		2021		(3)

Other Crude Financial Positions				-
Crude Oil and NGLs Fair Value Position				(649)

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	165 MMcf/d	2021	2.51	(34)
NYMEX Fixed Price	200 MMcf/d	2022	2.67	(36)

NYMEX Fixed Price Swaptions (2)	165 MMcf/d	2022	2.51	(41)

NYMEX Three-Way Options
Sold call / bought put / sold put	1,005 MMcf/d	2021	3.36 / 2.88 / 2.50	(72)
Sold call / bought put / sold put	398 MMcf/d	2022	3.02 / 2.75 / 2.00	(39)

NYMEX Costless Collars
Sold call / bought put	200 MMcf/d	2022	2.85 / 2.55	(30)

NYMEX Call Options
Sold call	330 MMcf/d	2022	2.38	(101)

Basis Contracts (3)		2021		(22)
		2022		(30)
		2023 - 2025		(37)

Other Financial Positions				1
Natural Gas Fair Value Position				(441)

Other Derivative Contracts
Fair Value Position (4)				2

Foreign Currency Contracts
Fair Value Position (5)		2021		18
Total Fair Value Position				$(1,070)

(1)	Ovintiv has entered into crude and NGL differential swaps associated with Canadian condensate and WTI.
(2)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain 2021 Fixed Price swaps to 2022.
(3)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Malin, Waha, Houston Ship Channel and NYMEX.
(4)	Includes credit derivatives and contingent consideration associated with certain previous and current year divestitures, respectively.
(5)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(223)	$365	$(379)	$516
Foreign Currency Derivatives:
Foreign exchange	11	(6)	18	(9)
	$(212)	$359	$(361)	$507

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(576)	$(679)	$(847)	$225
Foreign Currency Derivatives:
Foreign exchange	(6)	36	(8)	(16)
	$(582)	$(643)	$(855)	$209

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(799)	$(314)	$(1,226)	$741
Foreign Currency Derivatives:
Foreign exchange	5	30	10	(25)
	$(794)	$(284)	$(1,216)	$716

(1)	Includes realized gains of $1 million for the three and six months ended June 30, 2021, respectively (2020 - gains of $1 million and $2 million, respectively), related to other derivative contracts.
(2)

Includes unrealized gains of $1 million and $3 million for the three and six months ended June 30, 2021, respectively (2020 - gain of $13 million and loss of $4 million, respectively), related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to June 30

	2021		2020
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(222)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(1,216)	$(1,216)	$716
Settlement of Other Derivative Contracts	1
Fair Value of Other Derivative Contract Assets Entered into During the Period (See Note 7)	6
Fair Value of Contracts Realized During the Period	361	361	(507)
Fair Value of Contracts, End of Period	$(1,070)	$(855)	$209

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	June 30,	December 31,
	2021	2020

Risk Management Assets
Current	$3	$37
Long-term	-	4
	3	41

Risk Management Liabilities
Current	892	130
Long-term	183	125
	1,075	255

Other Derivative Contract Assets
Current in accounts receivable and accrued revenues	3	-
Long-term in other assets	5	-
	8	-

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	1	1
Long-term in other liabilities and provisions	5	7
	6	8
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(1,070)	$(222)

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at June 30, 2021, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $41 million and $11 million, respectively, as disclosed in Note 18. The Company had no significant credit derivatives in place and held no collateral at June 30, 2021.

As at June 30, 2021, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at June 30, 2021, approximately 90 percent (89 percent as at December 31, 2020) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms of up to three years with a fair value recognized of $6 million as at June 30, 2021 ($8 million as at December 31, 2020). The maximum potential amount of undiscounted future payments is $69 million as at June 30, 2021, and is considered unlikely.
20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Activities
Accounts receivable and accrued revenues	$(96)	$90	$(262)	$211
Accounts payable and accrued liabilities	76	(223)	198	(254)
Current portion of operating lease liabilities	(1)	(5)	4	(6)
Income tax receivable and payable	43	19	25	13
	$22	$(119)	$(35)	$(36)

B)	Non-Cash Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(5)	$-	$(18)	$(1)
Non-Cash Investing Activities
Asset retirement obligation incurred	$-	$2	$-	$9
Asset retirement obligation change in estimated future cash outflows	-	-	-	22
Property, plant and equipment accruals	(67)	(280)	(37)	(130)
Capitalized long-term incentives	7	8	7	(9)
Property additions/dispositions (swaps)	2	13	6	17
Contingent consideration (See Note 7)	6	-	6	-

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at June 30, 2021:

	Expected Future Payments
(undiscounted)	2021	2022	2023	2024	2025	Thereafter	Total

Transportation and Processing	$367	$753	$693	$497	$435	$2,384	$5,129
Drilling and Field Services	52	1	-	-	-	-	53
Building Leases	6	10	6	6	6	2	36
Total	$425	$764	$699	$503	$441	$2,386	$5,218

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2021 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2020, which are included in Items 8 and 7, respectively, of the 2020 Annual Report on Form 10‑K.

Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Non-GAAP Measures

Executive Overview

Strategy

Ovintiv is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Ovintiv is committed to growing long-term stockholder value through a combination of profitable growth and generating cash flows. The Company is pursuing the key business objectives of preserving financial strength, maximizing profitability through operational and capital efficiencies, paying sustainable dividends, and generating cash flows through a disciplined capital allocation strategy by investing in a limited number of core assets with high margin liquids. To support the Company’s business objectives, Ovintiv actively monitors and manages market volatility through the diversification of price risks, and market access risks to enhance returns and maintain a consistent cash flow stream. In conjunction with Ovintiv’s focus on preserving financial strength, the Company is targeting a long-term debt balance, less cash and cash equivalents held, of approximately $3.0 billion by the end of 2023.

Ovintiv is also committed to delivering results in a socially and environmentally responsible manner. Thoughtfully developed best practices are deployed across its assets, allowing the Company to capitalize on operational efficiencies and decreasing emissions intensity. The Company’s annual Sustainability Report outlining its key metrics and progress achieved relating to environmental, social and governance (“ESG”) practices can be found on the Company’s website.

In executing its strategy, Ovintiv focuses on its core values of One, Agile and Driven, which guide the organization to be flexible, responsive, innovative and determined. The Company is committed to excellence with a passion to drive corporate financial performance and succeed as a team.

Ovintiv continually reviews and evaluates its strategy and changing market conditions in order to maximize cash flow generation from its top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. As at June 30, 2021, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These Core Assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

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

Highlights

During the first six months of 2021, the Company focused on executing its 2021 capital plan aimed at maximizing profitability through operational and capital efficiencies, delivering cash from operating activities and using excess cash flows to reduce total long-term debt. Higher upstream product revenues in the first six months of 2021 compared to 2020 resulted from higher average realized prices, excluding the impact of risk management activities. Increases in average realized liquids and natural gas prices of 92 percent and 79 percent, respectively, were primarily due to higher benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

The Company continued to deliver significant cash from operating activities while reducing its total long-term debt balance. Cash from operating activities of $1,577 million included a net realized loss of $379 million on settlement of risk management positions and a current income tax recovery of $156 million primarily due to the resolution of certain tax items relating to prior taxation years. The Company used excess cash flows to reduce its total long-term debt balance by $1,571 million in the first six months of 2021.

Significant Developments

•

On April 28, 2021, the Company closed the sale of its previously announced Duvernay assets and recognized proceeds of approximately $239 million, after closing and other adjustments. The transaction had an effective date of January 1, 2021.

•

On May 19, 2021, the Company closed the sale of its previously announced Eagle Ford assets and received proceeds of approximately $771 million, after closing and other adjustments. The transaction had an effective date of January 1, 2021.

•

On May 19, 2021, the Company announced its intention to redeem the Company’s $600 million, 5.75 percent senior notes due January 30, 2022, and its $518 million, 3.90 percent senior notes due November 15, 2021. The 2022 senior notes were redeemed on June 18, 2021. On July 15, 2021, the Company announced it expects to redeem the 2021 senior notes on August 16, 2021. The combined redemptions represent approximately $1.1 billion of debt repayments, resulting in expected annualized interest savings of over $50 million.

•

On July 27, 2021, Ovintiv announced an increase of about 50 percent to its quarterly dividend payment representing an annualized dividend of $0.56 per share of common stock as part of the Company’s commitment to returning capital to shareholders.

Financial Results

Three months ended June 30, 2021

•	Reported net loss of $205 million, including net losses on risk management in revenues of $799 million, before tax.
•	Generated cash from operating activities of $750 million, Non-GAAP Cash Flow of $733 million and Non‑GAAP Cash Flow Margin of $14.51 per BOE.
•	Paid dividends of $0.09375 per share of common stock totaling $25 million.
•	Reduced total long-term debt by $1,104 million.

Six months ended June 30, 2021

•	Reported net earnings of $104 million, including net losses on risk management in revenues of $1,226 million, before tax and a current income tax recovery of $156 million.
•	Generated cash from operating activities of $1,577 million, Non-GAAP Cash Flow of $1,623 million and Non‑GAAP Cash Flow Margin of $16.41 per BOE.
•	Paid dividends of $0.1875 per share of common stock totaling $49 million.
•

Had $4.4 billion in total liquidity as at June 30, 2021, which included available credit facilities of $4.0 billion, available uncommitted demand lines of $281 million, and cash and cash equivalents of $122 million.

•	Reduced total long-term debt by $1,571 million.
•	Reported Net Debt to Adjusted EBITDA of 1.9 times.

Capital Investment

•	Continued to execute the Company’s 2021 capital plan with expenditures totaling $733 million of which $690 million, or 94 percent, was directed to the Core Assets.
•	Focused on highly efficient capital activity and short-cycle high margin and/or low cost projects providing flexibility to respond to fluctuations in commodity prices.

Production

Three months ended June 30, 2021

•

Produced average liquids volumes of 286.7 Mbbls/d, which accounted for 52 percent of total production volumes. Average oil and plant condensate volumes of 200.8 Mbbls/d, represented 70 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,607 MMcf/d, which accounted for 48 percent of total production volumes.

Six months ended June 30, 2021

•

Produced average liquids volumes of 281.2 Mbbls/d, which accounted for 51 percent of total production volumes. Average oil and plant condensate volumes of 199.4 Mbbls/d, represented 71 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,591 MMcf/d, which accounted for 49 percent of total production volumes.

Operating Expenses

•

Incurred Total Costs in the first six months of 2021 of $1,277 million, or $12.92 per BOE, an increase of $95 million and an increase of $1.20 per BOE compared to the first six months of 2020. Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items in the first six months of 2021 compared to 2020 impacting Total Costs include:

o	Higher upstream transportation and processing expenses of $64 million, primarily due to higher production volumes in Montney and a higher U.S./Canadian dollar exchange rate;
o	Higher production, mineral and other taxes of $54 million, primarily due to higher commodity prices;
o	Higher administrative expenses, excluding long-term incentive, restructuring and legal costs, and current expected credit losses of $7 million, primarily due to higher consulting costs; and
o	Lower upstream operating expenses, excluding long-term incentive costs of $30 million, primarily due to durable cost savings including workforce reductions in 2020.

37

•

Total Operating Expenses in the first six months of 2021 of $3,456 million decreased by $3,213 million, primarily due to the non-cash ceiling test impairment of $3,527 million recognized in the first six months of 2020.

Additional information on Total Costs items and Total Operating Expenses above can be found in the Results of Operations section of this MD&A.

2021 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

Oil prices during 2021 will continue to be impacted by the global containment of the coronavirus (“COVID-19”), pace of economic recovery, OPEC+ production levels, and the potential for higher U.S. production.  The accelerating distribution of COVID-19 vaccines continues to drive optimism and oil demand as countries reopen their economies. Upward pressures on oil prices and the tightening of global oil inventories during the first six months of 2021 were mainly caused by ongoing OPEC+ production cuts and increased global demand for oil.

As announced in the OPEC+ April 2021 meeting, May and June production levels were adjusted, allowing for gradual increases in production output and in June, OPEC+ reaffirmed commitments to adjust July production levels for similar increases. In July, OPEC+ announced monthly production increases starting from August until December 2021. OPEC+ will assess market developments in December and continue to meet regularly to review the state of global oil supply, demand and inventory levels.

Despite signs of economic recovery centered on the COVID-19 vaccine rollouts and OPEC+ production cuts, oil markets remain volatile. The emergence of COVID-19 variants may threaten the reopening of economies in certain countries while the gradual easing of OPEC+ oil production cuts and the potential for higher U.S. oil production could contribute to commodity market uncertainty.

Natural Gas Markets

Natural gas prices are primarily affected by structural changes in supply and demand as well as deviations from seasonally normal weather. In combination, these factors contributed to increased drawdowns of natural gas inventory and generally supported natural gas prices in the first six months of 2021. Natural gas prices for the remainder of 2021 are expected to be impacted by the interplay between gas production and associated gas from oil production, as well as changes in demand from the power generation sector and changes in export levels of liquified natural gas.

Company Outlook

The Company continues to exercise discretion and discipline to optimize capital allocation throughout 2021 as oil demand recovers and the commodity price environment evolves. Ovintiv pursues innovative ways to reduce upstream operating and administrative expenses and expects to benefit from durable cost savings and efficiencies to maximize cash flows.

Markets for crude oil and natural gas are exposed to different price risks and are inherently volatile. While the market price for crude oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. To mitigate price volatility and help sustain revenues, particularly during periods of low commodity prices, the Company enters into derivative financial instruments. As at July 15, 2021, the Company has hedged approximately 130.0 Mbbls/d of expected crude oil and condensate production and 1,170 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company continues to execute its $1.5 billion 2021 capital investment program, the majority of which is allocated to the Core Assets with a focus on maximizing returns from high margin liquids to optimize cash flows. During the first six months of 2021, the Company spent $733 million, of which $344 million was directed to Permian, $193 million was directed to Montney, $153 million was directed to Anadarko and the remainder was primarily directed to other upstream assets. Ovintiv will continue to evaluate its capital investment plans as the global economic environment evolves.

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

Production

Ovintiv is strategically positioned in the current environment to maintain a flat liquids production profile while generating significant cash flows in excess of capital expenditures. During the first six months 2021, average liquids production volumes were 281.2 Mbbls/d, or 51 percent of total production volumes, and average oil and plant condensate production volumes were 199.4 Mbbls/d, or 71 percent of total liquids production volumes. Average natural gas production volumes were 1,591 MMcf/d, or 49 percent of total production volumes. During the second quarter of 2021, the Company updated its full year 2021 guidance for oil and plant condensate production volumes to approximately 190.0 Mbbls/d to 195.0 Mbbls/d, other NGLs production volumes to approximately 80.0 Mbbls/d to 85.0 Mbbls/d and natural gas production volumes to approximately 1,550 MMcf/d to 1,575 MMcf/d. The updated guidance reflects the recently completed divestitures.

Operating Expenses

The Company will continue to benefit from cost savings measures implemented in 2020 which included workforce reductions and operating efficiencies. Ovintiv continues to pursue innovative ways to reduce upstream operating and administrative expenses. With rising activity in the oil and gas industry and the recovery of commodity prices, service and supply costs are expected to increase. The Company strives to minimize any inflationary pressures with efficiency improvements and effective supply chain management.

For 2021, Ovintiv has revised its expectation of Total Costs to approximately $12.95 per BOE to $13.20 per BOE to reflect higher than expected changes in foreign exchange rates and increased production taxes resulting from higher than expected commodity prices. Total Costs were $12.92 per BOE in the first six months of 2021. Total Costs is defined in the Non-GAAP Measures section of this MD&A.

Long-Term Debt Reduction

Ovintiv remains focused on strengthening its balance sheet. Since the second quarter of 2020, the Company has allocated $2,052 million in excess cash flows to reduce its total long-term debt balance, which included proceeds from the Duvernay and Eagle Ford asset divestitures. The Company is targeting a long-term debt balance, less cash and cash equivalents held, of approximately $3.0 billion by the end of 2023. The Company expects lower interest expense as it reaches its debt reduction target.

In June 2021, the Company redeemed its $600 million, 5.75 percent senior notes due January 30, 2022. The Company also expects to redeem its $518 million, 3.90 percent senior notes due November 15, 2021 in mid-August. The combined redemptions represent approximately $1.1 billion of debt repayments, resulting in expected annualized interest savings of over $50 million.

As at June 30, 2021, the Company had no outstanding balances under its revolving credit facilities and U.S. dollar commercial paper programs.

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

Environmental, Social and Governance

Ovintiv recognizes the importance of reducing its environmental footprint and voluntarily participates in emission reduction programs. The Company has targeted a 33 percent reduction in methane intensity which has been tied to its annual incentive compensation program for all employees beginning in 2021. Ovintiv is on track to meet the reduction target by the end of 2021.

Additional information on Ovintiv’s ESG practices can be found in Ovintiv’s annual Sustainability Report on the Company’s website.

Results of Operations

Selected Financial Information

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

Product and Service Revenues
Upstream product revenues	$1,723	$673	$3,317	$1,824
Market optimization	748	348	1,400	767
Service revenues (1)	2	2	3	2
Total Product and Service Revenues	2,473	1,023	4,720	2,593

Gains (Losses) on Risk Management, Net	(799)	(314)	(1,226)	741
Sublease Revenues	18	17	36	35
Total Revenues	1,692	726	3,530	3,369

Total Operating Expenses (2)	1,813	4,785	3,456	6,669
Operating Income (Loss)	(121)	(4,059)	74	(3,300)
Total Other (Income) Expenses	84	30	146	228
Net Earnings (Loss) Before Income Tax	(205)	(4,089)	(72)	(3,528)
Income Tax Expense (Recovery)	-	294	(176)	434

Net Earnings (Loss)	$(205)	$(4,383)	$104	$(3,962)
(1)	Service revenues include amounts related to the USA and Canadian Operations.
(2)	Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

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

Benchmark Prices

	Three months ended June 30,		Six months ended June 30,
(average for the period)	2021	2020	2021	2020

Oil & NGLs
WTI ($/bbl)	$66.07	$27.85	$61.96	$37.01
Houston ($/bbl)	67.02	29.43	63.19	39.46
Edmonton Condensate (C$/bbl)	81.52	30.71	77.50	46.22

Natural Gas
NYMEX ($/MMBtu)	$2.83	$1.72	$2.76	$1.83
AECO (C$/Mcf)	2.85	1.91	2.89	2.03
Dawn (C$/MMBtu)	3.42	2.25	3.70	2.32

Production Volumes and Realized Prices

	Three months ended June 30,				Six months ended June 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2021	2020	2021	2020	2021	2020	2021	2020

Oil (Mbbls/d, $/bbl)
USA Operations	148.2	146.0	$63.65	$22.95	146.9	153.9	$60.04	$33.74
Canadian Operations	0.3	0.5	60.68	11.90	0.6	0.6	54.58	28.38
Total	148.5	146.5	63.65	22.91	147.5	154.5	60.02	33.72

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	10.5	11.0	55.54	12.47	10.1	10.9	53.44	23.51
Canadian Operations	41.8	40.8	64.85	20.48	41.8	41.3	61.07	32.36
Total	52.3	51.8	62.98	18.79	51.9	52.2	59.58	30.51

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	69.2	67.2	20.10	7.83	65.2	72.4	20.31	7.56
Canadian Operations	16.7	12.9	23.88	9.56	16.6	15.0	25.33	8.08
Total	85.9	80.1	20.83	8.11	81.8	87.4	21.34	7.65

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	227.9	224.2	50.05	17.91	222.2	237.2	48.09	25.28
Canadian Operations	58.8	54.2	53.19	17.79	59.0	56.9	50.91	25.91
Total	286.7	278.4	50.70	17.88	281.2	294.1	48.68	25.40

Natural Gas (MMcf/d, $/Mcf)
USA Operations	497	536	2.60	1.33	478	552	2.78	1.37
Canadian Operations	1,110	1,014	2.81	1.69	1,113	1,007	2.96	1.78
Total	1,607	1,550	2.75	1.57	1,591	1,559	2.91	1.63

Total Production (MBOE/d, $/BOE)
USA Operations	310.8	313.4	40.87	15.09	301.8	329.2	39.80	20.52
Canadian Operations	243.8	223.2	25.67	11.99	244.7	224.8	25.79	14.50
Total	554.6	536.6	34.20	13.80	546.5	554.0	33.54	18.08

Production Mix (%)
Oil & Plant Condensate	36	37			36	37
NGLs – Other	16	15			15	16
Total Oil & NGLs	52	52			51	53
Natural Gas	48	48			49	47

Production Change
Year Over Year (%) (3)
Total Oil & NGLs	3	(14)			(4)	6
Natural Gas	4	(4)			2	3
Total Production	3	(9)			(1)	4

Core Assets Production
Oil (Mbbls/d)	115.9	107.9			108.8	109.6
NGLs – Plant Condensate (Mbbls/d)	50.1	45.9			48.9	46.0
NGLs – Other (Mbbls/d)	78.5	71.8			73.8	77.7
Total Oil & NGLs (Mbbls/d)	244.5	225.6			231.5	233.3
Natural Gas (MMcf/d)	1,500	1,392			1,467	1,399
Total Production (MBOE/d)	494.5	457.6			475.9	466.4
% of Total Production	89	85			87	84
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Includes production impacts from acquisitions and divestitures.

Upstream Product Revenues

	Three months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2020 Upstream Product Revenues (1)	$306	$89	$58	$220	$673
Increase (decrease) due to:
Sales prices	549	210	99	172	1,030
Production volumes	4	1	5	9	19
2021 Upstream Product Revenues	$859	$300	$162	$401	$1,722

	Six months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2020 Upstream Product Revenues (1)	$949	$290	$121	$464	$1,824
Increase (decrease) due to:
Sales prices	701	271	202	363	1,537
Production volumes	(48)	(2)	(8)	11	(47)
2021 Upstream Product Revenues	$1,602	$559	$315	$838	$3,314
(1)	Revenues for the second quarter and first six months of 2021 exclude certain other revenue and royalty adjustments with no associated production volumes of $1 million and $3 million, respectively.

Oil Revenues

Three months ended June 30, 2021 versus June 30, 2020

Oil revenues increased $553 million compared to the second quarter of 2020 primarily due to:

•

Higher average realized oil prices of $40.74 per bbl, or 178 percent, increased revenues by $549 million. The increase reflected higher WTI and Houston benchmark prices which were up 137 percent and 128 percent, respectively, and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Higher average oil production volumes of 2.0 Mbbls/d increased revenues by $4 million. Higher volumes were primarily due to successful drilling in Permian (9.9 Mbbls/d), production shut-ins due to the economic downturn in 2020 (9.0 Mbbls/d) and third-party gathering capacity constraints in 2020 (3.3 Mbbls/d), partially offset by natural declines surpassing incremental production in Anadarko, Eagle Ford and Bakken (13.9 Mbbls/d), and the sale of the Eagle Ford assets in the second quarter of 2021 (6.6 Mbbls/d).

Six months ended June 30, 2021 versus June 30, 2020

Oil revenues increased $653 million compared to the first six months of 2020 primarily due to:

•

Higher average realized oil prices of $26.30 per bbl, or 78 percent, increased revenues by $701 million. The increase reflected higher WTI and Houston benchmark prices which were up 67 percent and 60 percent, respectively, and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 7.0 Mbbls/d decreased revenues by $48 million. Lower volumes were primarily due to natural declines surpassing incremental production in Anadarko, Bakken and Eagle Ford (12.7 Mbbls/d), severe winter weather conditions in Permian and Anadarko (3.4 Mbbls/d) and the sale of the Eagle Ford assets in the second quarter of 2021 (3.3 Mbbls/d), partially offset by successful drilling in Permian (5.7 Mbbls/d), production shut-ins due to the economic downturn in 2020 (4.4 Mbbls/d) and third-party gathering capacity constraints (1.7 Mbbls/d).

NGL Revenues

Three months ended June 30, 2021 versus June 30, 2020

NGL revenues increased $315 million compared to the second quarter of 2020 primarily due to:

•

Higher average realized plant condensate prices of $44.19 per bbl, or 235 percent, increased revenues by $210 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 165 percent and 137 percent, respectively, as well as higher regional pricing relative to the WTI benchmark price in the Canadian Operations;

•	Higher average realized other NGL prices of $12.72 per bbl, or 157 percent, increased revenues by $99 million reflecting higher other NGL benchmark prices and higher regional pricing;
•

Higher average other NGL production volumes of 5.8 Mbbls/d increased revenues by $5 million. Higher volumes were primarily due to successful drilling in Montney, Permian and Bakken (8.5 Mbbls/d) and production shut-ins due to the economic downturn in 2020 (3.1 Mbbls/d), partially offset by natural declines in Anadarko, Eagle Ford and Duvernay (4.5 Mbbls/d), and the sale of the Eagle Ford assets in the second quarter of 2021 (1.7 Mbbls/d); and

•

Higher average plant condensate production volumes of 0.5 Mbbls/d increased revenues by $1 million. Higher volumes were primarily due to production shut-ins due to the economic downturn in 2020 (2.8 Mbbls/d) and successful drilling in Montney (2.6 Mbbls/d), partially offset by natural declines in Duvernay and Anadarko (2.9 Mbbls/d), and the sale of the Duvernay assets in the second quarter of 2021 (1.8 Mbbls/d).

Six months ended June 30, 2021 versus June 30, 2020

NGL revenues increased $463 million compared to the first six months of 2020 primarily due to:

•

Higher average realized plant condensate prices of $29.07 per bbl, or 95 percent, increased revenues by $271 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 68 percent and 67 percent, respectively, as well as higher regional pricing relative to the WTI benchmark price;

•	Higher average realized other NGL prices of $13.69 per bbl, or 179 percent, increased revenues by $202 million reflecting higher other NGL benchmark prices and higher regional pricing;
•

Lower average other NGL production volumes of 5.6 Mbbls/d decreased revenues by $8 million. Lower volumes were primarily due to natural declines in Anadarko, Eagle Ford and Duvernay (8.5 Mbbls/d), severe winter weather conditions in Anadarko and Permian (2.3 Mbbls/d) and the sale of the Eagle Ford assets in the second quarter of 2021 (0.9 Mbbls/d), partially offset by successful drilling in Montney and Bakken (3.6 Mbbls/d); and

•

Lower average plant condensate production volumes of 0.3 Mbbls/d decreased revenues by $2 million. Lower volumes were primarily due to natural declines in Duvernay and Anadarko (3.0 Mbbls/d), and the sale of the Duvernay assets in the second quarter of 2021 (0.9 Mbbls/d), partially offset by successful drilling in Montney (2.7 Mbbls/d).

Natural Gas Revenues

Three months ended June 30, 2021 versus June 30, 2020

Natural gas revenues increased $181 million compared to the second quarter of 2020 primarily due to:

•

Higher average realized natural gas prices of $1.18 per Mcf, or 75 percent, increased revenues by $172 million. The increase reflected higher NYMEX, Dawn and AECO benchmark prices which were up 65 percent, 52 percent and 49 percent, respectively, and higher regional pricing; and

•

Higher average natural gas production volumes of 57 MMcf/d increased revenues by $9 million primarily due to successful drilling in Montney (151 MMcf/d) and production shut-ins due to the economic downturn in 2020 (27 MMcf/d), partially offset by natural declines in Anadarko and Duvernay (72 MMcf/d), the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (34 MMcf/d), and third-party plant issues in Montney (14 MMcf/d).

Six months ended June 30, 2021 versus June 30, 2020

Natural gas revenues increased $374 million compared to the first six months of 2020 primarily due to:

•

Higher average realized natural gas prices of $1.28 per Mcf, or 79 percent, increased revenues by $363 million. The increase reflected higher Dawn, NYMEX and AECO benchmark prices which were up 59 percent, 51 percent and 42 percent, respectively, and higher regional pricing; and

•

Higher average natural gas production volumes of 32 MMcf/d increased revenues by $11 million primarily due to successful drilling in Montney (154 MMcf/d) and production shut-ins due to the economic downturn in 2020 (14 MMcf/d), partially offset by natural declines in Anadarko, Duvernay and Eagle Ford (85 MMcf/d), the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (17 MMcf/d), severe winter weather conditions in Anadarko and Permian (15 MMcf/d), and third-party plant issues in Montney (14 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Additional information on the Company’s commodity price positions as at June 30, 2021 can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(167)	$223	$(284)	$305
NGLs - Plant Condensate	(35)	59	(60)	82
NGLs - Other	(20)	7	(39)	12
Natural Gas	(2)	73	1	112
Other (2)	1	3	3	5
Total	(223)	365	(379)	516

Unrealized Gains (Losses) on Risk Management	(576)	(679)	(847)	225
Total Gains (Losses) on Risk Management, Net	$(799)	$(314)	$(1,226)	$741

	Three months ended June 30,		Six months ended June 30,
(Per-unit)	2021	2020	2021	2020

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(12.38)	$16.79	$(10.64)	$10.86
NGLs - Plant Condensate ($/bbl)	$(7.39)	$12.58	$(6.43)	$8.65
NGLs - Other ($/bbl)	$(2.46)	$0.90	$(2.60)	$0.75
Natural Gas ($/Mcf)	$(0.01)	$0.52	$-	$0.39
Total ($/BOE)	$(4.44)	$7.41	$(3.86)	$5.07
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

Market Optimization	$748	$348	$1,400	$767

Three months ended June 30, 2021 versus June 30, 2020

Market Optimization product revenues increased $400 million compared to the second quarter of 2020 primarily due to:

•

Higher oil and natural gas benchmark prices ($449 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($55 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($104 million).

Six months ended June 30, 2021 versus June 30, 2020

Market Optimization product revenues increased $633 million compared to the first six months of 2020 primarily due to:

•

Higher oil and natural gas benchmark prices ($691 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($150 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($208 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

USA Operations	$69	$24	$124	$72
Canadian Operations	4	3	9	7
Total	$73	$27	$133	$79

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2021	2020	2021	2020

USA Operations	$2.43	$0.82	$2.27	$1.20
Canadian Operations	$0.17	$0.17	$0.19	$0.18
Production, Mineral and Other Taxes	$1.44	$0.55	$1.34	$0.79

Three months ended June 30, 2021 versus June 30, 2020

Production, mineral and other taxes increased $46 million compared to the second quarter of 2020 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($44 million).

Six months ended June 30, 2021 versus June 30, 2020

Production, mineral and other taxes increased $54 million compared to the first six months of 2020 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($59 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

USA Operations	$126	$115	$239	$236
Canadian Operations	248	198	472	411
Upstream Transportation and Processing	374	313	711	647

Market Optimization	44	55	86	117
Total	$418	$368	$797	$764

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2021	2020	2021	2020

USA Operations	$4.44	$4.07	$4.38	$3.95
Canadian Operations	$11.24	$9.75	$10.68	$10.02
Upstream Transportation and Processing	$7.42	$6.44	$7.20	$6.42

Three months ended June 30, 2021 versus June 30, 2020

Transportation and processing expense increased $50 million compared to the second quarter of 2020 primarily due to:

•	Higher volumes in Montney ($29 million), a higher U.S./Canadian dollar exchange rate ($26 million) and higher natural gas rates in Permian, Anadarko and Uinta ($10 million);

partially offset by:

•	Expired contracts relating to previously divested assets and the decommissioning of Deep Panuke ($22 million).

Six months ended June 30, 2021 versus June 30, 2020

Transportation and processing expense increased $33 million compared to the first six months of 2020 primarily due to:

•

Higher volumes in Montney ($48 million), a higher U.S./Canadian dollar exchange rate ($38 million), higher natural gas rates in Permian ($11 million) and higher costs relating to the diversification of the Company’s downstream markets ($11 million);

partially offset by:

•

The expiration of certain transportation contracts in the USA Operations as well as expired contracts relating to previously divested assets ($42 million), the decommissioning of Deep Panuke ($15 million), lower natural gas volumes in Anadarko ($11 million) and recoveries of amounts related to certain transportation contracts ($7 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which the Company has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

USA Operations	$117	$121	$246	$260
Canadian Operations	25	25	53	51
Upstream Operating Expense	142	146	299	311

Market Optimization	7	8	14	10
Corporate & Other	-	-	-	(2)
Total	$149	$154	$313	$319

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2021	2020	2021	2020

USA Operations	$4.16	$4.22	$4.51	$4.33
Canadian Operations	$1.11	$1.20	$1.17	$1.23
Upstream Operating Expense (1)	$2.82	$2.97	$3.02	$3.07
(1)

Upstream Operating Expense per BOE for the second quarter and first six months of 2021 include long-term incentive costs of $0.14/BOE and $0.15/BOE, respectively (2020 - long-term incentive costs of $0.11/BOE and a recovery of long-term incentive costs of $0.03/BOE, respectively).

Three months ended June 30, 2021 versus June 30, 2020

Operating expense decreased $5 million compared to the second quarter of 2020 primarily due to:

•

Lower salaries and benefits due to decreased headcount resulting from workforce reductions in the second quarter of 2020 ($16 million), and the sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($8 million);

partially offset by:

•	Increased activity resulting from improved commodity prices ($10 million) and lower capitalization of overhead costs ($10 million).

Six months ended June 30, 2021 versus June 30, 2020

Operating expense decreased $6 million compared to the first six months of 2020 primarily due to:

•

Lower salaries and benefits due to decreased headcount resulting from workforce reductions in the second quarter of 2020 ($41 million), cost saving initiatives implemented at the end of the first quarter of 2020 ($13 million) and the sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($8 million);

partially offset by:

•

Lower capitalization of overhead costs ($31 million) and higher long-term incentive costs resulting from an increase in the Company’s share price in the first six months of 2021 compared to a decrease in 2020 ($22 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

Market Optimization	$733	$319	$1,337	$717

Three months ended June 30, 2021 versus June 30, 2020

Purchased product expense increased $414 million compared to the second quarter of 2020 primarily due to:

•	Higher oil and natural gas benchmark prices ($453 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($53 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($92 million).

Six months ended June 30, 2021 versus June 30, 2020

Purchased product expense increased $620 million compared to the first six months of 2020 primarily due to:

•	Higher oil and natural gas benchmark prices ($656 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($150 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($186 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

USA Operations	$220	$375	$428	$793
Canadian Operations	89	111	182	220
Upstream DD&A	309	486	610	1,013

Corporate & Other	2	7	9	14
Total	$311	$493	$619	$1,027

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2021	2020	2021	2020

USA Operations	$7.79	$13.18	$7.84	$13.24
Canadian Operations	$4.01	$5.41	$4.12	$5.35
Upstream DD&A	$6.13	$9.94	$6.17	$10.03
Three months ended June 30, 2021 versus June 30, 2020

DD&A decreased $182 million compared to the second quarter of 2020 primarily due to:

•

Lower depletion rates in the USA and Canadian Operations ($152 million and $46 million, respectively), partially offset by a higher U.S./Canadian dollar exchange rate ($14 million) and higher production volumes in the Canadian Operations ($11 million).

The depletion rate in the USA Operations decreased $5.39 per BOE compared to the second quarter of 2020 primarily due to the ceiling test impairments recognized in 2020. The depletion rate in the Canadian Operations decreased $1.40 per BOE compared to the second quarter of 2020 primarily due to a lower depletable base.

Six months ended June 30, 2021 versus June 30, 2020

DD&A decreased $408 million compared to the first six months of 2020 primarily due to:

•

Lower depletion rates and production volumes in the USA Operations ($295 million and $70 million, respectively) and lower depletion rates in the Canadian Operations ($76 million), partially offset by a higher U.S./Canadian dollar exchange rate ($21 million) and higher production volumes in the Canadian Operations ($18 million).

The depletion rate in the USA Operations decreased $5.40 per BOE compared to the first six months of 2020 primarily due to the ceiling test impairments recognized in 2020. The depletion rate in the Canadian Operations decreased $1.23 per BOE compared to the first six months of 2020 primarily due to a lower depletable base.

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

In the second quarter and first six months of 2021, the Company did not recognize ceiling test impairments (2020 - $3,250 million before tax, and $3,527 million before tax, respectively, in the USA Operations). The non-cash ceiling test impairments in 2020 primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
June 30, 2021	49.78	62.73	2.43	2.60
December 31, 2020	39.62	49.77	1.98	2.13
June 30, 2020	47.47	58.46	2.07	1.70
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

Administrative, excluding Long-Term Incentive,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$68	$68	$149	$142
Long-term incentive costs	31	19	66	(7)
Restructuring and legal costs	25	81	31	81
Current expected credit losses	(1)	(3)	(1)	2
Total Administrative (2)	$123	$165	$245	$218

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2021	2020	2021	2020

Administrative, excluding Long-Term Incentive,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$1.36	$1.38	$1.51	$1.41
Long-term incentive costs	0.61	0.40	0.67	(0.07)
Restructuring and legal costs	0.48	1.66	0.31	0.80
Current expected credit losses	(0.01)	(0.06)	(0.01)	0.02
Total Administrative	$2.44	$3.38	$2.48	$2.16
(1)

The second quarter and first six months of 2021 include costs related to The Bow office lease of $29 million and $58 million, respectively, (2020 - $26 million and $54 million, respectively), half of which is recovered from sublease revenues.

(2)	The second quarter and first six months of 2021 reflect a higher U.S./Canadian dollar exchange rate of $8 million and $10 million, respectively.

Three months ended June 30, 2021 versus June 30, 2020

Administrative expense in the second quarter of 2021 decreased $42 million compared to the second quarter of 2020 primarily due to a decrease in restructuring costs related to workforce reductions in 2020 ($76 million), partially offset by higher legal costs ($20 million) and higher long-term incentive costs resulting from an increase in the Company’s share price in the second quarter of 2021 compared to 2020 ($12 million).

Six months ended June 30, 2021 versus June 30, 2020

Administrative expense in the first six months of 2021 increased $27 million compared to the first six months of 2020 primarily due to higher long-term incentive costs resulting from an increase in the Company’s share price in the first six months of 2021 compared to a decrease in 2020 ($73 million), higher legal and consulting costs ($31 million), partially offset by a decrease in restructuring costs and lower salaries and benefits related to workforce reductions in 2020 ($70 million and $5 million, respectively).

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

Other (Income) Expenses

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

Interest	$99	$86	$186	$182
Foreign exchange (gain) loss, net	(8)	(40)	(15)	76
Other (gains) losses, net	(7)	(16)	(25)	(30)
Total Other (Income) Expenses	$84	$30	$146	$228

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended June 30, 2021 versus June 30, 2020

Interest expense increased $13 million compared to the second quarter of 2020 primarily due to a one-time make-whole interest payment of $19 million resulting from the June 2021 early redemption of the Company’s $600 million, 5.75 percent senior notes due January 30, 2022, partially offset by open market repurchases of long-term debt completed in 2020 and decreased amounts drawn from the Company’s credit facilities ($8 million).

Six months ended June 30, 2021 versus June 30, 2020

Interest expense increased $4 million compared to the first six months of 2020 primarily due to a one-time make-whole interest payment of $19 million resulting from the June 2021 early redemption of the Company’s $600 million, 5.75 percent senior notes due January 30, 2022, partially offset by open market repurchases of long-term debt completed in 2020 and decreased amounts drawn from the Company’s credit facilities ($13 million).

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

Three months ended June 30, 2021 versus June 30, 2020

Net foreign exchange gain decreased $32 million compared to the second quarter of 2020 primarily due to:

•

Unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts and financing debt issued from Canada compared to gains in 2020 ($40 million and $14 million, respectively);

partially offset by:

•	Realized foreign exchange gains on the settlement of U.S. dollar risk management contracts issued from Canada compared to losses in 2020 ($17 million).

Six months ended June 30, 2021 versus June 30, 2020

Net foreign exchange gain of $15 million compared to a loss of $76 million in the first six months of 2020 primarily due to:

•

Lower unrealized foreign exchange losses on the translation of U.S. dollar financing debt and risk management contracts issued from Canada compared to 2020 ($61 million and $11 million, respectively) and realized foreign exchange gains on the settlement of U.S. dollar risk management contracts and financing debt issued from Canada compared to losses in 2020 ($27 million and $26 million, respectively);

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

Other gains in the first six months of 2021 includes interest income of $13 million primarily associated with the resolution of prior year tax items.

Other gains in the second quarter and first six months of 2020 primarily included a gain of $11 million and $22 million, respectively, relating to the repurchase of the Company’s fixed long-term debt on the open market.

Income Tax

	Three months ended June 30,		Six months ended June 30,
($ millions)	2021	2020	2021	2020

Current Income Tax Expense (Recovery)	$-	$(1)	$(156)	$(1)
Deferred Income Tax Expense (Recovery)	-	295	(20)	435
Income Tax Expense (Recovery)	$-	$294	$(176)	$434

Effective Tax Rate	0.0%	(7.2%)	244.4%	(12.3%)

Income Tax Expense (Recovery)

Three months ended June 30, 2021 versus June 30, 2020

In the second quarter of 2021, Ovintiv recorded an income tax expense of nil compared to an income tax expense of $294 million in 2020, primarily due to the change in valuation allowances.

Six months ended June 30, 2021 versus June 30, 2020

In the first six months of 2021, Ovintiv recorded an income tax recovery of $176 million compared to an income tax expense of $434 million in 2020, primarily due to the resolution of certain tax items relating to prior taxation years and the change in valuation allowances.

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

The Company’s effective tax rate was zero percent for the second quarter of 2021, which is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the change in valuation allowances recorded relating to the current year net loss before tax.

The Company’s effective tax rate was 244.4 percent for the first six months of 2021, which is higher than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of certain tax items relating to prior taxation years and the change in valuation allowances recorded relating to the current year net loss before tax.

The Company’s effective tax rate was (7.2) percent for the second quarter and (12.3) percent for the first six months of 2020, which were lower than the U.S. statutory tax rate of 21 percent primarily due to valuation allowances recorded due to net losses arising from ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior year’s deferred tax assets, which was recorded as a discrete item.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations or to manage its capital structure as discussed below. At June 30, 2021, $117 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

The Company’s capital structure consists of total shareholders’ equity plus long-term debt, including any current portion. The Company’s objectives when managing its capital structure are to maintain financial flexibility to preserve Ovintiv’s access to capital markets and its ability to meet financial obligations and execute its strategy. Ovintiv has a practice of maintaining capital discipline and strategically managing its capital structure by adjusting capital spending, adjusting dividends paid to stockholders, issuing new shares of common stock, purchasing shares of common stock for cancellation, issuing new debt and repaying or repurchasing existing debt.

	As at June 30,
($ millions, except as indicated)	2021	2020

Cash and Cash Equivalents	$122	$39
Available Credit Facilities (1)	4,000	2,750
Available Uncommitted Demand Lines (2)	281	183
Total Liquidity	$4,403	$2,972

Long-Term Debt, including current portion	$5,314	$7,366
Total Shareholders’ Equity	$3,934	$5,873

Debt to Capitalization (%) (3)	57	56
Debt to Adjusted Capitalization (%) (4)	31	35
(1)	Includes available credit facilities of $2.5 billion (2020 - $1.505 billion) in the U.S. and $1.5 billion (2020 - $1.245 billion) in Canada as at June 30, 2021 (collectively, the “Credit Facilities”).
(2)	Includes three uncommitted demand lines totaling $342 million, net of $61 million in related undrawn letters of credit (2020 - $320 million and $137 million, respectively).
(3)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(4)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $4.0 billion, which include a $2.5 billion revolving credit facility for Ovintiv Inc. and a $1.5 billion revolving credit facility for a Canadian subsidiary, both maturing in July 2024. The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital program. At June 30, 2021, there were no outstanding amounts under the revolving credit facility for Ovintiv Inc. and for the Canadian subsidiary.

Ovintiv currently has both investment and non-investment grade credit ratings and has full access to its Credit Facilities and U.S. commercial paper (“U.S. CP”) programs. Reductions in the Company’s credit ratings could increase the cost of short-term borrowings on the existing Credit Facilities or other sources of liquidity and limit access to the Company’s commercial paper program.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at June 30, 2021, the Company had no commercial paper outstanding under its U.S. CP programs.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $4.4 billion. At June 30, 2021, Ovintiv also had approximately $62 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities. Reductions in the Company’s credit ratings could trigger additional collateral requirements to support existing agreements and such amounts could be material.

Ovintiv has a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At June 30, 2021, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the U.S. shelf registration statement or Canadian shelf prospectus is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at June 30, 2021, the Company’s Debt to Adjusted Capitalization was 31 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Ovintiv does not expect the current COVID-19 pandemic to impact the Company’s ability to remain in compliance with its financial covenants under the Credit Facilities. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2020 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the second quarter and first six months of 2021, Ovintiv primarily generated cash through operating activities and divestitures. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended June 30,		Six months ended June 30,
($ millions)	Activity Type	2021	2020	2021	2020

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$750	$117	$1,577	$683
Proceeds from divestitures	Investing	1,023	8	1,025	30
Net issuance of revolving long-term debt	Financing	-	408	-	552
		1,773	533	2,602	1,265

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	383	252	733	1,042
Acquisitions	Investing	2	1	3	18
Net repayment of revolving long-term debt	Financing	490	-	950	-
Repayment of long-term debt (1)	Financing	619	26	619	115
Dividends on shares of common stock	Financing	25	25	49	49
Other	Financing/Investing	143	294	138	186
		1,662	598	2,492	1,410
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		2	1	2	(6)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$113	$(64)	$112	$(151)
(1)	Includes open market repurchases in 2020.

Operating Activities

Net cash from operating activities in the second quarter and first six months of 2021 was $750 million and $1,577 million, respectively, and was primarily a reflection of the impacts from higher average realized commodity prices, partially offset by the effects of the commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the second quarter and first six months of 2021 was $733 million and $1,623 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended June 30, 2021 versus June 30, 2020

Net cash from operating activities increased $633 million compared to the second quarter of 2020 primarily due to:

•

Higher realized commodity prices ($1,030 million), changes in non-cash working capital ($141 million), lower decommissioning payments primarily related to Deep Panuke ($59 million), lower administrative expenses, excluding non-cash long-term incentive costs and current expected credit losses ($55 million), higher production volumes ($19 million), and lower operating expense, excluding non-cash long-term incentive costs ($7 million);

partially offset by:

•

Realized losses on risk management in revenues compared to gains in 2020 ($588 million), higher transportation and processing expense ($50 million) and higher production, mineral and other taxes ($46 million).

Six months ended June 30, 2021 versus June 30, 2020

Net cash from operating activities increased $894 million compared to the first six months of 2020 primarily due to:

•

Higher realized commodity prices ($1,537 million), a current income tax recovery mainly due to the resolution of certain tax items relating to prior taxation years ($156 million), lower decommissioning payments primarily related to Deep Panuke ($97 million), lower administrative expenses, excluding non-cash long-term incentive costs and current expected credit losses ($35 million), lower operating expense, excluding non-cash long-term incentive costs ($28 million) and higher interest income ($9 million);

partially offset by:

•

Realized losses on risk management in revenues compared to gains in 2020 ($895 million), higher production, mineral and other taxes ($54 million), lower production volumes ($47 million) and higher transportation and processing expense ($33 million).

Investing Activities

Cash from investing activities in the first six months of 2021 was $247 million primarily due to proceeds from divestitures, partially offset by capital expenditures. Capital expenditures decreased $309 million compared to the first six months of 2020 due to the Company’s reduced capital program in response to the volatile market conditions in 2020.

Acquisitions in the first six months of 2021 were $3 million (2020 - $18 million), which primarily included property purchases with oil and liquids rich potential.

Divestitures in the first six months of 2021 were $1,025 million (2020 - $30 million), which primarily included the sale of the Eagle Ford assets in south Texas and Duvernay assets in west central Alberta, as well as certain properties that did not complement Ovintiv’s existing portfolio of assets.

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

Net cash used in financing activities in the first six months of 2021 was $1,714 million compared to net cash from financing activities of $344 million in 2020. The change was primarily due to a net repayment of revolving long-term debt in 2021 of $950 million compared to a net issuance in 2020 of $552 million and higher repayment of long-term debt ($504 million) associated with the early redemption of the Company’s 2022 senior notes as discussed below.

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

The Company’s long-term debt, including the current portion of $518 million, totaled $5,314 million at June 30, 2021. The Company’s long-term debt at December 31, 2020 totaled $6,885 million, which included the current portion of $518 million. As at June 30, 2021, over 90 percent of the Company’s fixed rate long-term debt is not due until 2024 and beyond. Since the second quarter of 2020, the Company has allocated $2,052 million in excess cash flows to reduce its total long-term debt balances, which included proceeds from the Duvernay and Eagle Ford asset divestitures. The Company is targeting a long-term debt balance, less cash and cash equivalents held, of approximately $3.0 billion by the end of 2023.

In June 2021, the Company redeemed its $600 million, 5.75 percent senior notes due January 30, 2022. The Company also expects to redeem its $518 million, 3.90 percent senior notes due November 15, 2021 in mid-August. The combined redemptions represent approximately $1.1 billion of debt repayments, resulting in expected annualized interest savings of over $50 million.

For additional information on long-term debt, refer to Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Dividends

Ovintiv pays quarterly dividends to common stockholders at the discretion of the Board of Directors.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2021	2020	2021	2020

Dividend Payments	$25	$25	$49	$49
Dividend Payments ($/share)	$0.09375	$0.09375	$0.1875	$0.1875

On July 27, 2021, the Board of Directors declared a dividend of $0.14 per share of common stock payable on September 30, 2021 to common stockholders of record as of September 15, 2021. This represents an increase of about 50 percent to the annualized dividend payment.

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

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2021	2020	2021	2020

Cash From (Used in) Operating Activities	$750	$117	$1,577	$683
(Add back) deduct:
Net change in other assets and liabilities	(5)	(68)	(11)	(120)
Net change in non-cash working capital	22	(119)	(35)	(36)
Current tax on sale of assets	-	-	-	-
Non-GAAP Cash Flow (1)	$733	$304	$1,623	$839
Divided by:
Production Volumes (MMBOE)	50.5	48.8	98.9	100.8
Non-GAAP Cash Flow Margin ($/BOE)	$14.51	$6.23	$16.41	$8.32
(1)	The second quarter and first six months of 2021 include restructuring costs of $5 million and $11 million, respectively (2020 - $81 million and $81 million, respectively).

Total Costs

Total Costs is a non-GAAP measure which includes the summation of production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense, excluding the impact of long-term incentive, restructuring and legal costs, and current expected credit losses. It is calculated as total operating expenses excluding non-upstream operating costs and non-cash items which include operating expenses from the Market Optimization and Corporate and Other segments, depreciation, depletion and amortization, impairments, accretion of asset retirement obligation, long-term incentive, restructuring and legal costs, and current expected credit losses. When presented on a per BOE basis, Total Costs is divided by production volumes. Management believes this measure is useful to the Company and its investors as a measure of operational efficiency across periods.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2021	2020	2021	2020

Total Operating Expenses	$1,813	$4,785	$3,456	$6,669
Deduct (add back):
Market optimization operating expenses	784	382	1,437	844
Corporate & other operating expenses	-	-	-	(2)
Depreciation, depletion and amortization	311	493	619	1,027
Impairments	-	3,250	-	3,527
Accretion of asset retirement obligation	6	9	12	18
Long-term incentive costs	39	25	81	(10)
Restructuring and legal costs	25	81	31	81
Current expected credit losses	(1)	(3)	(1)	2
Total Costs	$649	$548	$1,277	$1,182
Divided by:
Production Volumes (MMBOE)	50.5	48.8	98.9	100.8
Total Costs ($/BOE) (1)	$12.90	$11.23	$12.92	$11.72
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	June 30, 2021	December 31, 2020

Long-Term Debt, including current portion	$5,314	$6,885
Total Shareholders’ Equity	3,934	3,837
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$16,994	$18,468
Debt to Adjusted Capitalization	31%	37%

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

($ millions, except as indicated)	June 30, 2021	December 31, 2020

Long-Term Debt, including current portion	$5,314	$6,885
Less:
Cash and cash equivalents	122	10
Net Debt	5,192	6,875

Net Earnings (Loss)	(2,031)	(6,097)
Add back (deduct):
Depreciation, depletion and amortization	1,426	1,834
Impairments	2,053	5,580
Accretion of asset retirement obligation	23	29
Interest	375	371
Unrealized (gains) losses on risk management	1,276	204
Foreign exchange (gain) loss, net	(74)	17
(Gain) loss on divestitures, net	-	-
Other (gains) losses, net	(50)	(55)
Income tax expense (recovery)	(243)	367
Adjusted EBITDA (trailing 12-month)	$2,755	$2,250
Net Debt to Adjusted EBITDA (times)	1.9	3.1

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

	June 30, 2021
(US$ millions)	10% Price Increase	10% Price Decrease

Crude oil price	$(288)	$269
NGL price	(16)	16
Natural gas price	(195)	176

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$5		$14
Transportation and Processing Expense (1)	26	$0.52	38	$0.39
Operating Expense (1)	4	0.06	5	0.05
Administrative Expense	8	0.17	10	0.10
Depreciation, Depletion and Amortization (1)	14	0.28	21	0.21

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2021, Ovintiv has entered into $175 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3720 to US$1, which mature monthly through the remainder of 2021.

As at June 30, 2021, Ovintiv did not have any U.S. dollar denominated long-term debt or finance lease obligations issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	June 30, 2021
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$(30)	$37

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

As at June 30, 2021, the Company had no floating rate debt and there were no interest rate derivatives outstanding.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Ovintiv’s internal control over financial reporting during the second quarter of 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
10.1*

Letter Agreement between Ovintiv Inc. and Brendan M. McCracken dated June 8, 2021 (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on June 11, 2021, SEC File No. 001-39191).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL.

* Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: July 29, 2021

