Form 10-Q
period 2021-09-30
Ovintiv Inc.
filed 2021-11-04
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	OVV	New York Stock Exchange

Number of registrant’s shares of common stock outstanding as of October 29, 2021	261,084,425

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

“ESG” means environmental, social and governance.

“FASB” means Financial Accounting Standards Board.

“GHG” means greenhouse gas.

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

The terms “include”, “includes”, “including” and “included” are to be construed as if they were immediately followed by the words “without limitation”, except where explicitly stated otherwise.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements.  When used in this Quarterly Report on Form 10-Q, the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases.  Forward-looking statements include statements regarding: expectations of plans, strategies and objectives of the Company, including anticipated activity and investment levels; composition of the Company’s core assets, including allocation of capital and focus of development plans; the Company’s capital allocation strategy, focus of investment, growth in long-term shareholder value, return of capital to shareholders through dividends and/or share buybacks, growth of high margin liquids volumes, operating and capital efficiencies and ability to preserve balance sheet strength; the benefits of the Company’s multi-basin portfolio, including operational flexibility and the ability to repeat and deploy successful operational learnings; the Company’s ability to maximize cash flows and the application of excess cash flows to reduce long-term debt; the ability of the Company to timely meet and maintain certain targets contained in the Company’s corporate guidance, including with respect to capital efficiency, hydrocarbon production, cash flows generation, debt reduction, GHG emissions and ESG performance, and cash returns to shareholders; anticipated cost savings, capital efficiency and sustainability thereof; anticipated oil, NGL and natural gas prices; anticipated success of, and benefits from, technology and innovation, including the cube development approach, Simul-Frac techniques and other new or advanced drilling or well completion designs; anticipated drilling activity, including the number of drilling rigs utilized and success thereof; anticipated well inventory, drilling costs and cycle times; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; estimates of oil and natural gas reserves and recoverable quantities; expected production and product types; expected future interest expense; the Company’s ability to access credit facilities and other methods of funding, meet financial obligations, manage debt and financial ratios, finance growth and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to certain commodity prices and foreign exchange fluctuations, the volume of production hedged, and the markets or physical sales locations hedged; the impact of changes in laws and regulations; anticipated compliance with environmental legislation; adequacy of provisions for abandonment and site reclamation costs; the Company’s operational and financial flexibility, discipline and ability to respond to evolving market conditions; impacts to the Company as a result of a reduction of its credit rating; the declaration and payment of future dividends, if any; expectations with respect to the Company’s restructuring initiative, including anticipated transition and severance costs and the timing thereof; adequacy of the Company’s provision for taxes and legal claims; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and administrative expenses; competitiveness of the Company against its peers, including with respect to capital, materials, people, assets and production; global oil, NGL and natural gas inventories and global demand for oil, NGL and natural gas; the outlook of the oil and gas industry generally, including impacts from changes to the geopolitical environment; the Company’s commitments and contingencies and anticipated payments thereunder; and the possible impact of accounting pronouncements, rule changes and standards.

Readers are cautioned against unduly relying on forward-looking statements which, by their nature, involve numerous assumptions and are subject to both known and unknown risks and uncertainties (many of which are beyond our control) that may cause such statements not to occur, or actual results to differ materially and/or adversely from those expressed or implied. These assumptions include: future commodity prices and basis differentials; future foreign exchange rates; the ability of the Company to access credit facilities and shelf prospectuses; data contained in key modeling statistics; the availability of attractive commodity or financial hedges and the enforceability of risk management programs; the Company’s ability to capture and maintain gains in productivity and efficiency; benefits from technology and innovations; expectations that counterparties will fulfill their obligations pursuant to gathering, processing, transportation and marketing agreements; access to adequate gathering, transportation, processing and storage facilities; assumed tax, royalty and regulatory regimes; expectations and projections made in light of, and generally consistent with, the Company’s historical experience and its perception of historical industry trends, including with respect to the pace of technological development; and the other assumptions contained herein.

Risks and uncertainties that may affect the Company’s financial or operating performance include: market and commodity price volatility, including widening price or basis differentials, and the associated impact to the Company’s stock price, credit rating, financial condition, oil and natural gas reserves and access to liquidity; uncertainties, costs and risks involved in our operations, including hazards and risks incidental to both the drilling and completion of wells and the production, transportation, marketing and sale of oil, NGL and natural gas; availability of equipment, services, resources and personnel required to perform the Company’s operating activities; suspension of or changes to corporate guidance, and associated impacts to production and cash flows; our ability to generate sufficient cash flows to meet our obligations and reduce debt; the impact of COVID-19 (or other future pandemics) on commodity prices and to the Company’s operations, including maintaining adequate staffing levels, securing operational inputs, executing all or a portion of our business plan and managing cyber-security risks associated with remote work; our ability to secure adequate transportation and storage for oil, NGL and natural gas, as well as access to end markets or physical sales locations; interruptions to oil, NGL and natural gas production, including potential curtailments of gathering, transportation or refining operations; variability and discretion of the Company’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; the timing and costs associated with drilling and completing wells, and the construction of well facilities and gathering and transportation pipelines; business interruption, property and casualty losses (including weather related losses) or unexpected technical difficulties and the extent to which insurance covers any such losses; risks associated with decommissioning activities, including timing and costs thereof; counterparty and credit risk; the impact of changes in our credit rating and access to liquidity, including costs thereof; changes in political or economic conditions in the U.S. and Canada, including fluctuations in foreign exchange rates, interest rates and inflation rates; failure to achieve or maintain our cost and efficiency initiatives; risks associated with technology, including electronic, cyber and physical security breaches; changes in royalty, tax, environmental, GHG, carbon, accounting and other laws or regulations or the interpretations thereof; our ability to timely obtain environmental or other necessary government permits or approvals; the Company’s ability to utilize U.S. net operating loss carryforwards and other tax attributes; risks associated with existing and potential lawsuits and regulatory actions made against the Company; risks related to the purported causes and impact of climate change, and the costs therefrom; the impact of disputes arising with our partners, including suspension of certain obligations and inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional oil and natural gas reserves; imprecision of oil and natural gas reserves estimates and estimates of recoverable quantities, including the impact to future net revenue estimates; risks associated with past and future acquisitions or divestitures of oil and natural gas assets, including the receipt of any contingent amounts contemplated in the transaction agreements (such transactions may include third-party capital investments, farm-ins, farm-outs or partnerships, which the Company may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which the Company may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form); our ability to repurchase the Company’s outstanding common shares, including risks associated with obtaining any necessary stock exchange approvals; the existence of alternative uses for the Company’s cash resources which may be superior to the payment of dividends or effecting repurchases of the Company’s outstanding common shares; risks and uncertainties described in Item 1A. Risk Factors of the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and in this Quarterly Report on Form 10-Q; and other risks and uncertainties impacting the Company’s business as described from time to time in the Company’s other periodic filings with the SEC or Canadian securities regulators.

Readers are cautioned that the assumptions, risks and uncertainties referenced above are not exhaustive. Although the Company believes the expectations represented by its forward-looking statements are reasonable based on the information available to it as of the date such statements are made, forward-looking statements are only predictions and statements of our current beliefs and there can be no assurance that such expectations will prove to be correct.  All forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this document and, except as required by law, the Company undertakes no obligation to update publicly or revise any forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q and all subsequent forward-looking statements attributable to the Company, whether written or oral, are expressly qualified by these cautionary statements.

The reader should read carefully the risk factors described in Item 1A. Risk Factors of the 2020 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions, except per share amounts)		2021	2020	2021	2020

Revenues	(Note 2)
Product and service revenues	(Note 3)	$2,720	$1,326	$7,440	$3,919
Gains (losses) on risk management, net	(Note 19)	(950)	(154)	(2,176)	587
Sublease revenues	(Note 9)	19	18	55	53
Total Revenues		1,789	1,190	5,319	4,559

Operating Expenses	(Note 2)
Production, mineral and other taxes		77	47	210	126
Transportation and processing		397	365	1,194	1,129
Operating	(Notes 16, 17)	153	133	466	452
Purchased product		759	322	2,096	1,039
Depreciation, depletion and amortization		297	406	916	1,433
Impairments	(Note 8)	-	1,336	-	4,863
Accretion of asset retirement obligation		5	8	17	26
Administrative	(Notes 15, 16, 17)	101	79	346	297
Total Operating Expenses		1,789	2,696	5,245	9,365
Operating Income (Loss)		-	(1,506)	74	(4,806)

Other (Income) Expenses
Interest	(Notes 4, 10)	77	97	263	279
Foreign exchange (gain) loss, net	(Notes 5, 19)	-	(25)	(15)	51
Other (gains) losses, net	(Notes 6, 10, 17)	(6)	(18)	(31)	(48)
Total Other (Income) Expenses		71	54	217	282
Net Earnings (Loss) Before Income Tax		(71)	(1,560)	(143)	(5,088)
Income tax expense (recovery)	(Note 6)	1	(39)	(175)	395
Net Earnings (Loss)		$(72)	$(1,521)	$32	$(5,483)

Net Earnings (Loss) per Share of Common Stock	(Note 12)
Basic		$(0.28)	$(5.85)	$0.12	$(21.10)
Diluted		(0.28)	(5.85)	0.12	(21.10)
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 12)
Basic		261.1	259.8	260.7	259.8
Diluted		261.1	259.8	265.3	259.8

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2021	2020	2021	2020

Net Earnings (Loss)		$(72)	$(1,521)	$32	$(5,483)
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 13)	(48)	26	(4)	(21)
Pension and other post-employment benefit plans	(Notes 13, 17)	(1)	(2)	(4)	(1)
Other Comprehensive Income (Loss)		(49)	24	(8)	(22)
Comprehensive Income (Loss)		$(121)	$(1,497)	$24	$(5,505)

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		September 30,	December 31,
(US$ millions)		2021	2020

Assets
Current Assets
Cash and cash equivalents		$8	$10
Accounts receivable and accrued revenues (net of allowances of $3 million (2020: $4 million))	(Note 3)	1,221	928
Risk management	(Notes 18, 19)	1	37
Income tax receivable	(Note 6)	98	272
		1,328	1,247
Property, Plant and Equipment, at cost:	(Note 8)
Oil and natural gas properties, based on full cost accounting
Proved properties		54,684	53,883
Unproved properties		2,217	2,962
Other		897	911
Property, plant and equipment		57,798	57,756
Less: Accumulated depreciation, depletion and amortization		(49,208)	(48,306)
Property, plant and equipment, net	(Note 2)	8,590	9,450
Other Assets		1,094	1,143
Risk Management	(Notes 18, 19)	-	4
Goodwill	(Note 2)	2,624	2,625
	(Note 2)	$13,636	$14,469

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,866	$1,704
Current portion of operating lease liabilities		63	68
Income tax payable		4	3
Risk management	(Notes 18, 19)	1,418	130
Current portion of long-term debt	(Note 10)	-	518
		3,351	2,423
Long-Term Debt	(Note 10)	4,791	6,367
Operating Lease Liabilities		900	938
Other Liabilities and Provisions	(Note 11)	215	358
Risk Management	(Notes 18, 19)	246	125
Asset Retirement Obligation		336	401
Deferred Income Taxes		-	20
		9,839	10,632
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2021 issued and outstanding: 261.1 million shares (2020: 259.8 million shares)	(Note 12)	3	3
Paid in surplus	(Note 12)	8,553	8,531
Retained earnings (Accumulated deficit)		(5,827)	(5,773)
Accumulated other comprehensive income	(Note 13)	1,068	1,076
Total Shareholders’ Equity		3,797	3,837
		$13,636	$14,469

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended September 30, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2021		$3	$8,532	$(5,718)	$1,117	$3,934
Net Earnings (Loss)		-	-	(72)	-	(72)
Dividends on Shares of Common Stock ($0.14 per share)	(Note 12)	-	-	(37)	-	(37)
Equity-Settled Compensation Costs		-	21	-	-	21
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(49)	(49)
Balance, September 30, 2021		$3	$8,553	$(5,827)	$1,068	$3,797

Three Months Ended September 30, 2020 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2020		$3	$8,460	$(3,590)	$1,000	$5,873
Net Earnings (Loss)		-	-	(1,521)	-	(1,521)
Dividends on Shares of Common Stock ($0.09375 per share)	(Note 12)	-	-	(24)	-	(24)
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	24	24
Balance, September 30, 2020		$3	$8,460	$(5,135)	$1,024	$4,352

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837
Net Earnings (Loss)		-	-	32	-	32
Dividends on Shares of Common Stock ($0.3275 per share)	(Note 12)	-	-	(86)	-	(86)
Equity-Settled Compensation Costs		-	22	-	-	22
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(8)	(8)
Balance, September 30, 2021		$3	$8,553	$(5,827)	$1,068	$3,797

Nine Months Ended September 30, 2020 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930
Net Earnings (Loss)		-	-	(5,483)	-	(5,483)
Dividends on Shares of Common Stock ($0.28125 per share)	(Note 12)	-	-	(73)	-	(73)
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(22)	(22)
Reclassification of Share Capital	(Note 12)	(7,058)	7,058	-	-	-
Balance, September 30, 2020		$3	$8,460	$(5,135)	$1,024	$4,352

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2021	2020	2021	2020

Operating Activities
Net earnings (loss)		$(72)	$(1,521)	$32	$(5,483)
Depreciation, depletion and amortization		297	406	916	1,433
Impairments	(Note 8)	-	1,336	-	4,863
Accretion of asset retirement obligation		5	8	17	26
Deferred income taxes	(Note 6)	1	(42)	(19)	393
Unrealized (gain) loss on risk management	(Note 19)	579	243	1,426	18
Unrealized foreign exchange (gain) loss	(Note 5)	14	(21)	20	30
Foreign exchange on settlements	(Note 5)	(3)	(2)	(12)	18
Other		24	(9)	88	(61)
Net change in other assets and liabilities		(10)	(47)	(21)	(167)
Net change in non-cash working capital	(Note 20)	(23)	142	(58)	106
Cash From (Used in) Operating Activities		812	493	2,389	1,176
Investing Activities
Capital expenditures	(Note 2)	(365)	(351)	(1,098)	(1,393)
Acquisitions	(Note 7)	-	(1)	(3)	(19)
Proceeds from divestitures	(Note 7)	(8)	39	1,017	69
Net change in investments and other		6	68	(36)	(74)
Cash From (Used in) Investing Activities		(367)	(245)	(120)	(1,417)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 10)	-	(100)	(950)	452
Repayment of long-term debt	(Note 10)	(518)	(109)	(1,137)	(224)
Dividends on shares of common stock	(Note 12)	(37)	(24)	(86)	(73)
Finance lease payments and other		(2)	(23)	(98)	(67)
Cash From (Used in) Financing Activities		(557)	(256)	(2,271)	88
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(2)	1	-	(5)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(114)	(7)	(2)	(158)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		122	39	10	190
Cash, Cash Equivalents and Restricted Cash, End of Period		$8	$32	$8	$32
Cash, End of Period		$7	$22	$7	$22
Cash Equivalents, End of Period		1	10	1	10
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$8	$32	$8	$32

Supplementary Cash Flow Information	(Note 20)

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

Results of Operations (For the three months ended September 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2021	2020	2021	2020	2021	2020

Revenues
Product and service revenues	$1,286	$670	$663	$310	$771	$346
Gains (losses) on risk management, net	(265)	38	(107)	49	1	2
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,021	708	556	359	772	348

Operating Expenses
Production, mineral and other taxes	75	43	2	4	-	-
Transportation and processing	122	109	231	203	44	53
Operating	122	104	25	24	5	5
Purchased product	-	-	-	-	759	322
Depreciation, depletion and amortization	207	299	83	99	-	-
Impairments	-	1,336	-	-	-	-
Total Operating Expenses	526	1,891	341	330	808	380
Operating Income (Loss)	$495	$(1,183)	$215	$29	$(36)	$(32)

	Corporate & Other		Consolidated
	2021	2020	2021	2020

Revenues
Product and service revenues	$-	$-	$2,720	$1,326
Gains (losses) on risk management, net	(579)	(243)	(950)	(154)
Sublease revenues	19	18	19	18
Total Revenues	(560)	(225)	1,789	1,190

Operating Expenses
Production, mineral and other taxes	-	-	77	47
Transportation and processing	-	-	397	365
Operating	1	-	153	133
Purchased product	-	-	759	322
Depreciation, depletion and amortization	7	8	297	406
Impairments	-	-	-	1,336
Accretion of asset retirement obligation	5	8	5	8
Administrative	101	79	101	79
Total Operating Expenses	114	95	1,789	2,696
Operating Income (Loss)	$(674)	$(320)	-	(1,506)

Other (Income) Expenses
Interest			77	97
Foreign exchange (gain) loss, net			-	(25)
Other (gains) losses, net			(6)	(18)
Total Other (Income) Expenses			71	54
Net Earnings (Loss) Before Income Tax			(71)	(1,560)
Income tax expense (recovery)			1	(39)
Net Earnings (Loss)			$(72)	$(1,521)

Results of Operations (For the nine months ended September 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2021	2020	2021	2020	2021	2020

Revenues
Product and service revenues	$3,459	$1,900	$1,810	$906	$2,171	$1,113
Gains (losses) on risk management, net	(589)	412	(164)	188	3	5
Sublease revenues	-	-	-	-	-	-
Total Revenues	2,870	2,312	1,646	1,094	2,174	1,118

Operating Expenses
Production, mineral and other taxes	199	115	11	11	-	-
Transportation and processing	361	345	703	614	130	170
Operating	368	364	78	75	19	15
Purchased product	-	-	-	-	2,096	1,039
Depreciation, depletion and amortization	635	1,092	265	319	-	-
Impairments	-	4,863	-	-	-	-
Total Operating Expenses	1,563	6,779	1,057	1,019	2,245	1,224
Operating Income (Loss)	$1,307	$(4,467)	$589	$75	$(71)	$(106)

	Corporate & Other		Consolidated
	2021	2020	2021	2020

Revenues
Product and service revenues	$-	$-	$7,440	$3,919
Gains (losses) on risk management, net	(1,426)	(18)	(2,176)	587
Sublease revenues	55	53	55	53
Total Revenues	(1,371)	35	5,319	4,559

Operating Expenses
Production, mineral and other taxes	-	-	210	126
Transportation and processing	-	-	1,194	1,129
Operating	1	(2)	466	452
Purchased product	-	-	2,096	1,039
Depreciation, depletion and amortization	16	22	916	1,433
Impairments	-	-	-	4,863
Accretion of asset retirement obligation	17	26	17	26
Administrative	346	297	346	297
Total Operating Expenses	380	343	5,245	9,365
Operating Income (Loss)	$(1,751)	$(308)	74	(4,806)

Other (Income) Expenses
Interest			263	279
Foreign exchange (gain) loss, net			(15)	51
Other (gains) losses, net			(31)	(48)
Total Other (Income) Expenses			217	282
Net Earnings (Loss) Before Income Tax			(143)	(5,088)
Income tax expense (recovery)			(175)	395
Net Earnings (Loss)			$32	$(5,483)

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended September 30,	2021	2020	2021	2020	2021	2020

Revenues	$2,705	$1,445	$(1,933)	$(1,097)	$772	$348

Operating Expenses
Transportation and processing	141	148	(97)	(95)	44	53
Operating	5	5	-	-	5	5
Purchased product	2,596	1,324	(1,837)	(1,002)	759	322
Operating Income (Loss)	$(37)	$(32)	$1	$-	$(36)	$(32)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the nine months ended September 30,	2021	2020	2021	2020	2021	2020

Revenues	$7,486	$4,587	$(5,312)	$(3,469)	$2,174	$1,118

Operating Expenses
Transportation and processing	427	468	(297)	(298)	130	170
Operating	19	15	-	-	19	15
Purchased product	7,111	4,210	(5,015)	(3,171)	2,096	1,039
Operating Income (Loss)	$(71)	$(106)	$-	$-	$(71)	$(106)

Capital Expenditures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

USA Operations	$265	$244	$805	$1,090
Canadian Operations	99	106	291	300
Corporate & Other	1	1	2	3
	$365	$351	$1,098	$1,393

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020	2021	2020

USA Operations	$1,938	$1,938	$7,479	$8,103	$10,185	$10,646
Canadian Operations	686	687	920	1,142	1,861	2,031
Market Optimization	-	-	-	2	293	233
Corporate & Other	-	-	191	203	1,297	1,559
	$2,624	$2,625	$8,590	$9,450	$13,636	$14,469

3.	Revenues from Contracts with Customers

The following tables summarize Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended September 30)

	USA Operations		Canadian Operations		Market Optimization
	2021	2020	2021	2020	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$866	$504	$1	$1	$609	$131
NGLs	250	98	303	139	8	-
Natural gas	172	71	360	172	150	210
Service revenues
Gathering and processing	-	-	1	-	-	-
Product and Service Revenues	$1,288	$673	$665	$312	$767	$341

	Corporate & Other		Consolidated
	2021	2020	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$1,476	$636
NGLs	-	-	561	237
Natural gas	-	-	682	453
Service revenues
Gathering and processing	-	-	1	-
Product and Service Revenues	$-	$-	$2,720	$1,326

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

Revenues (For the nine months ended September 30)

	USA Operations		Canadian Operations		Market Optimization
	2021	2020	2021	2020	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$2,468	$1,453	$7	$5	$1,596	$500
NGLs	587	244	844	406	34	4
Natural gas	413	208	963	501	519	596
Service revenues
Gathering and processing	-	1	4	1	5	-
Product and Service Revenues	$3,468	$1,906	$1,818	$913	$2,154	$1,100

	Corporate & Other		Consolidated
	2021	2020	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$4,071	$1,958
NGLs	-	-	1,465	654
Natural gas	-	-	1,895	1,305
Service revenues
Gathering and processing	-	-	9	2
Product and Service Revenues	$-	$-	$7,440	$3,919

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at September 30, 2021, receivables and accrued revenues from contracts with customers were $1,110 million ($814 million as at December 31, 2020).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at September 30, 2021.

As at September 30, 2021, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Interest Expense on:
Debt	$74	$91	$251	$262
Finance leases	1	2	3	7
Other	2	4	9	10
	$77	$97	$263	$279

Interest expense on debt for the nine months ended September 30, 2021 includes a one-time make-whole interest payment of $19 million resulting from the June 2021 early redemption of the Company’s $600 million, 5.75 percent senior notes due January 30, 2022 as discussed in Note 10.

5.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$-	$(6)	$1	$56
Translation of U.S. dollar risk management contracts issued from Canada	14	(15)	19	1
Translation of intercompany notes	-	-	-	(27)
	14	(21)	20	30
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	-	(2)	(9)	15
U.S. dollar risk management contracts issued from Canada	(7)	(2)	(25)	7
Intercompany notes	(3)	-	(3)	3
Other Monetary Revaluations	(4)	-	2	(4)
	$-	$(25)	$(15)	$51

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
6.	Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Current Tax
United States	$-	$4	$-	$3
Canada	-	(1)	(156)	(1)
Total Current Tax Expense (Recovery)	-	3	(156)	2

Deferred Tax
United States	1	(41)	1	(180)
Canada	-	-	(20)	573
Other Countries	-	(1)	-	-
Total Deferred Tax Expense (Recovery)	1	(42)	(19)	393
Income Tax Expense (Recovery)	$1	$(39)	$(175)	$395
Effective Tax Rate	(1.4%)	2.5%	122.4%	(7.8%)

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

During the nine months ended September 30, 2021, the current income tax recovery was primarily due to the resolution of prior year tax items. The resolution, along with other items, resulted in a $222 million reduction of unrecognized tax benefits, offset by a $66 million reduction in valuation allowance. The Company also recognized related interest income of $12 million in other (gains) losses, net. During the nine months ended September 30, 2021, the deferred tax recovery was primarily due to the change in valuation allowances recorded relating to the current year net loss before tax and from the resolution of prior year tax items. During the nine months ended September 30, 2020, the deferred tax expense was primarily due to the recognition of a valuation allowance to reduce the associated deferred tax assets in the United States and Canada.

The effective tax rate of 122.4 percent for the nine months ended September 30, 2021 is higher than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of certain tax items relating to prior taxation years and the change in valuation allowances recorded relating to the current year net loss before tax. The effective tax rate of (7.8) percent for the nine months ended September 30, 2020 was lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded due to net losses arising from ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets which was recorded as a discrete item. See Note 8 for further discussion related to the ceiling test impairments.

7.	Acquisitions and Divestitures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Acquisitions
USA Operations	$-	$1	$3	$19
Total Acquisitions	-	1	3	19

Divestitures
USA Operations	7	(36)	(767)	(63)
Canadian Operations	1	(3)	(250)	(6)
Total Divestitures	8	(39)	(1,017)	(69)
Net Acquisitions & (Divestitures)	$8	$(38)	$(1,014)	$(50)

Acquisitions

For the nine months ended September 30, 2020, acquisitions in the USA Operations were $19 million, which primarily included property purchases with oil and liquids rich potential.

Divestitures

For the nine months ended September 30, 2021, divestitures in the USA Operations were $767 million, which primarily included the sale of the Eagle Ford assets located in south Texas for proceeds of approximately $762 million, after closing and other adjustments. For the nine months ended September 30, 2020, divestitures in the USA Operations were $63 million, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

For the nine months ended September 30, 2021, divestitures in the Canadian Operations were $250 million, which primarily included the sale of the Duvernay assets located in west central Alberta for proceeds of approximately $238 million, after closing and other adjustments.

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

8.	Property, Plant and Equipment, Net

	As at September 30, 2021			As at December 31, 2020
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$38,530	$(33,217)	$5,313	$37,875	$(32,581)	$5,294
Unproved properties	2,153	-	2,153	2,785	-	2,785
Other	13	-	13	24	-	24
	40,696	(33,217)	7,479	40,684	(32,581)	8,103

Canadian Operations
Proved properties	16,154	(15,307)	847	16,008	(15,056)	952
Unproved properties	64	-	64	177	-	177
Other	9	-	9	13	-	13
	16,227	(15,307)	920	16,198	(15,056)	1,142

Market Optimization	7	(7)	-	9	(7)	2
Corporate & Other	868	(677)	191	865	(662)	203
	$57,798	$(49,208)	$8,590	$57,756	$(48,306)	$9,450

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $124 million, which have been capitalized during the nine months ended September 30, 2021 (2020 - $133 million).

For the three and nine months ended September 30, 2021, Ovintiv did not recognize ceiling test impairments in the USA Operations (2020 - $1,336 million and $4,863 million before tax, respectively) or Canadian Operations (2020 - nil, respectively). The non-cash ceiling test impairments recognized in the USA Operations in 2020 are included with accumulated DD&A in the table above and primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI	Edmonton Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
September 30, 2021	$57.69	$72.45	$2.94	$2.79
December 31, 2020	39.62	49.77	1.98	2.13
September 30, 2020	43.69	53.93	1.97	2.01
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

9.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at September 30, 2021. All subleases are classified as operating leases.

(undiscounted)	2021	2022	2023	2024	2025	Thereafter	Total

Sublease Income	$13	$48	$46	$46	$46	$521	$720

For the three and nine months ended September 30, 2021, operating lease income was $15 million and $42 million, respectively (2020 - $14 million and $40 million, respectively), and variable lease income was $4 million and $13 million, respectively (2020 - $4 million and $13 million, respectively).

10.	Long-Term Debt

	As at	As at
	September 30,	December 31,
	2021	2020

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$-	$950
U.S. Unsecured Notes:
3.90% due November 15, 2021	-	518
5.75% due January 30, 2022	-	600
5.625% due July 1, 2024	1,000	1,000
5.375% due January 1, 2026	688	688
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	488	488
5.15% due November 15, 2041	203	203
Total Principal	4,741	6,809

Increase in Value of Debt Acquired	82	111
Unamortized Debt Discounts and Issuance Costs	(32)	(35)
Total Long-Term Debt	$4,791	$6,885

Current Portion	$-	$518
Long-Term Portion	4,791	6,367
	$4,791	$6,885

On June 18, 2021, the Company completed the redemption of its $600 million, 5.75 percent senior notes due January 30, 2022. Ovintiv paid approximately $632 million in cash including accrued and unpaid interest of $13 million and a one-time make-whole payment of $19 million, which is included in interest expense as discussed in Note 4.

On August 16, 2021, the Company completed the redemption of its $518 million, 3.90 percent senior notes due November 15, 2021. The Company redeemed the notes at par and paid approximately $523 million in cash including accrued and unpaid interest of $5 million.

The Company used the net proceeds from its Eagle Ford and Duvernay asset sales, as discussed in Note 7, and cash on hand to complete the senior note redemptions.

During the three and nine months ended September 30, 2020, the Company repurchased in the open market approximately $115 million and $252 million, respectively, in principal amount of its senior notes. The aggregate cash payments related to the note repurchases were $109 million and $224 million, respectively, plus accrued interest, and net gains of approximately $6 million and $28 million, respectively, were recognized in other (gains) losses, net in the Condensed Consolidated Statement of Earnings.

As at September 30, 2021, total long-term debt had a carrying value of $4,791 million and a fair value of $5,989 million (as at December 31, 2020 - carrying value of $6,885 million and a fair value of $7,379 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

11.	Other Liabilities and Provisions

	As at	As at
	September 30,	December 31,
	2021	2020

Finance Lease Obligations	$35	$39
Unrecognized Tax Benefits (See Note 6)	-	158
Pensions and Other Post-Employment Benefits	129	129
Long-Term Incentive Costs (See Note 16)	31	9
Other Derivative Contracts (See Notes 18, 19)	5	7
Other	15	16
	$215	$358

12.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at September 30, 2021		As at December 31, 2020
	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	259.8	$3	259.8	$7,061
Shares of Common Stock Issued (See Note 16)	1.3	-	-	-
Reclassification of Share Capital	-	-	-	(7,058)
Shares of Common Stock Outstanding, End of Period	261.1	$3	259.8	$3

In conjunction with the corporate reorganization and U.S. domestication completed in 2020, the amount recognized in share capital in excess of Ovintiv’s established par value of $0.01 per share was reclassified to paid in surplus. Accordingly, approximately $7,058 million was reclassified.

On September 28, 2021, the Company announced it had received regulatory approval to purchase, for cancellation, up to approximately 26.0 million shares of common stock, pursuant to a NCIB over a 12-month period from October 1, 2021 to September 30, 2022.

Dividends

During the three months ended September 30, 2021, the Company declared and paid dividends of $0.14 per share of Ovintiv common stock totaling $37 million (2020 - $0.09375 per share of Ovintiv common stock totaling $24 million).

During the nine months ended September 30, 2021, the Company declared and paid dividends of $0.3275 per share of Ovintiv common stock totaling $86 million (2020 - $0.28125 per share of Ovintiv common stock totaling $73 million).

On November 2, 2021, the Board of Directors declared a dividend of $0.14 per share of Ovintiv common stock payable on December 31, 2021 to stockholders of record as of December 15, 2021.

Earnings Per Share of Common Stock

The following table presents the computation of net earnings (loss) per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ millions, except per share amounts)	2021	2020	2021	2020

Net Earnings (Loss)	$(72)	$(1,521)	$32	$(5,483)

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	261.1	259.8	260.7	259.8
Effect of dilutive securities (1) (2)	-	-	4.6	-
Weighted Average Shares of Common Stock Outstanding - Diluted	261.1	259.8	265.3	259.8

Net Earnings (Loss) per Share of Common Stock
Basic	$(0.28)	$(5.85)	$0.12	$(21.10)
Diluted (1) (2)	(0.28)	(5.85)	0.12	(21.10)

(1)

During the fourth quarter of 2020, Ovintiv’s Board of Directors resolved to settle certain Performance Share Units (“PSUs”) and Restricted Share Units (“RSUs”) with the issuance of the Company’s common stock. As a result, the stock-based compensation awards were modified and reclassified as equity-settled awards.

(2)

For the three months ended September 30, 2021, all of Ovintiv’s equity-settled awards were determined to be antidilutive and therefore are excluded from the calculation of fully diluted net earnings (loss) per share of common stock.

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

13.	Accumulated Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$1,086	$957	$1,042	$1,004
Change in Foreign Currency Translation Adjustment	(48)	26	(4)	(21)
Balance, End of Period	$1,038	$983	$1,038	$983

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$31	$43	$34	$42

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 17)	(1)	(2)	(5)	(6)
Income taxes	-	-	1	1
Curtailment in net defined periodic benefit cost (See Note 17)	-	-	-	5
Income taxes	-	-	-	(1)
Balance, End of Period	$30	$41	$30	$41
Total Accumulated Other Comprehensive Income	$1,068	$1,024	$1,068	$1,024

14.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at September 30, 2021, VMLP provides approximately 1,167 MMcf/d of natural gas gathering and compression and 925 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from 10 to 24 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,782 million as at September 30, 2021. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at September 30, 2021, accounts payable and accrued liabilities included $0.5 million related to the take or pay commitment.

15.	Restructuring Charges

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization in response to the low commodity price environment resulting from the global pandemic and the Company’s planned reductions in capital spending. During the three and nine months ended September 30, 2021, the Company incurred restructuring charges of $2 million and $13 million, respectively (2020 - $7 million and $88 million, respectively), before tax, primarily related to severance costs. Of the $103 million in restructuring charges incurred to date, $3 million remains accrued as at September 30, 2021 ($14 million as at December 31, 2020). The majority of the remaining amounts accrued are expected to be paid in 2021 and total transition and severance costs are expected to be approximately $104 million, before tax.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Severance and Benefits	$2	$6	$13	$86
Outplacement, Moving and Other Expenses	-	1	-	2
Restructuring Expenses	$2	$7	$13	$88

	As at	As at
	September 30,	December 31,
	2021	2020

Outstanding Restructuring Accrual, Beginning of Year	$14	$8
Restructuring Expenses Incurred	13	90
Restructuring Costs Paid	(24)	(84)
Outstanding Restructuring Accrual, End of Period (1)	$3	$14
(1)	Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

16.	Compensation Plans

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

The following weighted average assumptions were used to determine the fair value of TSAR and SAR units outstanding:

	As at September 30, 2021		As at September 30, 2020
	US$ SAR Share Units	C$ TSAR Share Units	US$ SAR Share Units	C$ TSAR Share Units

Risk Free Interest Rate	0.49%	0.49%	0.22%	0.22%
Dividend Yield	1.70%	1.68%	4.60%	4.66%
Expected Volatility Rate (1)	106.19%	105.03%	102.43%	101.65%
Expected Term	1.5 yrs	1.5 yrs	2.5 yrs	2.0 yrs
Market Share Price	US$32.88	C$41.62	US$8.16	C$10.89
Weighted Average Grant Date Fair Value	US$37.63	C$50.46	US$38.11	C$48.28
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Total Compensation Costs of Transactions Classified as Cash-Settled	$33	$4	$115	$(12)
Total Compensation Costs of Transactions Classified as Equity-Settled	7	-	25	-
Less: Total Share-Based Compensation Costs Capitalized	(7)	(2)	(23)	3
Total Share-Based Compensation Expense (Recovery)	$33	$2	$117	$(9)

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$8	$1	$26	$(3)
Administrative	25	1	91	(6)
	$33	$2	$117	$(9)

As at September 30, 2021, the liability for cash-settled share-based payment transactions totaled $109 million ($34 million as at December 31, 2020), of which $78 million ($25 million as at December 31, 2020) is recognized in accounts payable and accrued liabilities and $31 million ($9 million as at December 31, 2020) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Nine Months Ended September 30, 2021 (thousands of units)

RSUs	2,748
PSUs	934
DSUs	14

17.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the nine months ended September 30 as follows:

	Pension Benefits		OPEB		Total
	2021	2020	2021	2020	2021	2020

Net Defined Periodic Benefit Cost	$-	$-	$(2)	$2	$(2)	$2
Defined Contribution Plan Expense	19	24	-	-	19	24
Total Benefit Plans Expense	$19	$24	$(2)	$2	$17	$26

Of the total benefit plans expense, $18 million (2020 - $22 million) was included in operating expense and $4 million (2020 - $5 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $5 million (2020 - $1 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the nine months ended September 30 is as follows:

	Defined Benefits		OPEB		Total
	2021	2020	2021	2020	2021	2020

Service Cost	$-	$-	$3	$3	$3	$3
Interest Cost	3	4	1	2	4	6
Expected Return on Plan Assets	(4)	(5)	-	-	(4)	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	1	1	(6)	(7)	(5)	(6)
Curtailment from net prior service costs	-	-	-	5	-	5
Curtailment	-	-	-	(1)	-	(1)
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$(2)	$2	$(2)	$2

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

18.	Fair Value Measurements

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

As at September 30, 2021	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$41	$-	$41	$(41)	$-
Long-term assets	-	2	-	2	(2)	-
Foreign Currency Derivatives:
Current assets	-	7	-	7	(6)	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$4	$1,163	$298	$1,465	$(41)	$1,424
Long-term liabilities	-	211	37	248	(2)	246
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	(6)	(6)

Other Derivative Contracts (2)
Current in accounts receivable and accrued revenues	$-	$-	$4	$4	$-	$4
Long-term in other assets	-	-	5	5	-	5
Current in accounts payable and accrued liabilities	-	1	-	1	-	1
Long-term in other liabilities and provisions	-	5	-	5	-	5

As at December 31, 2020	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$70	$-	$70	$(59)	$11
Long-term assets	-	7	-	7	(3)	4
Foreign Currency Derivatives:
Current assets	-	26	-	26	-	26

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$114	$74	$189	$(59)	$130
Long-term liabilities	-	128	-	128	(3)	125

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$1	$-	$1	$-	$1
Long-term in other liabilities and provisions	-	7	-	7	-	7
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)	Includes credit derivatives and contingent consideration associated with certain previous and current year divestitures, respectively.

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

Level 3 Fair Value Measurements

As at September 30, 2021, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options, WTI costless collars and contingent consideration derivative contracts tied to WTI with terms to 2022. The WTI three-way options are a combination of a sold call, bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Nine Months Ended
	September 30,
	2021	2020

Balance, Beginning of Year	$(74)	$(52)
Total Gains (Losses)	(637)	214
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances (1)	6	-
Settlements	379	(83)
Transfers Out of Level 3	-	-
Balance, End of Period	$(326)	$79
Change in Unrealized Gains (Losses) During the Period Included in Net Earnings (Loss)	$(258)	$131

(1)	Relates to the contingent consideration associated with the Duvernay divestiture discussed in Note 7.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at September 30, 2021:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	34% - 138%	48%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $17 million ($6 million as at December 31, 2020) increase or decrease to net risk management assets and liabilities.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2021, the Company has entered into $88 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3720 to US$1, which mature monthly through the remainder of 2021 and $100 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2820 to US$1, which mature monthly throughout 2022.

Risk Management Positions as at September 30, 2021

	Notional Volumes	Term	Average Price	Fair Value

Crude Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	30.0 Mbbls/d	2021	46.37	$(77)
WTI Fixed Price	5.0 Mbbls/d	2022	60.16	(18)
Ethane Fixed Price	8.0 Mbbls/d	2021	11.05	(5)
Propane Fixed Price	12.0 Mbbls/d	2021	25.78	(38)
Butane Fixed Price	5.0 Mbbls/d	2021	24.83	(19)

WTI Three-Way Options
Sold call / bought put / sold put	85.0 Mbbls/d	2021	53.92 / 44.66 / 34.79	(136)
Sold call / bought put / sold put	75.0 Mbbls/d	2022	70.79 / 60.82 / 49.33	(164)

WTI Costless Collars
Sold call / bought put	15.0 Mbbls/d	2021	45.84 / 35.00	(35)

Basis Contracts (1)		2021		(4)
		2022		(1)

Other Crude Financial Positions				-
Crude Oil and NGLs Fair Value Position				(497)

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	165 MMcf/d	2021	2.51	(52)
NYMEX Fixed Price	200 MMcf/d	2022	2.67	(125)

NYMEX Fixed Price Swaptions (2)	165 MMcf/d	2022	2.51	(113)

NYMEX Three-Way Options
Sold call / bought put / sold put	980 MMcf/d	2021	3.36 / 2.89 / 2.50	(230)
Sold call / bought put / sold put	398 MMcf/d	2022	3.02 / 2.75 / 2.00	(205)

NYMEX Costless Collars
Sold call / bought put	200 MMcf/d	2022	2.85 / 2.55	(116)

NYMEX Call Options
Sold call	330 MMcf/d	2022	2.38	(244)

Basis Contracts (3)		2021		(9)
		2022		(29)
		2023 - 2025		(34)

Other Financial Positions				(16)
Natural Gas Fair Value Position				(1,173)

Other Derivative Contracts
Fair Value Position (4)				3

Foreign Currency Contracts
Fair Value Position (5)		2021 - 2022		7
Total Fair Value Position				$(1,660)

(1)	Ovintiv has entered into crude and NGL differential swaps associated with Canadian condensate and WTI.
(2)	NYMEX Fixed Price Swaptions give the counterparty the option to extend certain 2021 Fixed Price swaps to 2022.
(3)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Malin, Waha, Houston Ship Channel and NYMEX.
(4)	Includes credit derivatives and contingent consideration associated with certain previous and current year divestitures, respectively.
(5)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(371)	$89	$(750)	$605
Foreign Currency Derivatives:
Foreign exchange	7	2	25	(7)
	$(364)	$91	$(725)	$598

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(579)	$(243)	$(1,426)	$(18)
Foreign Currency Derivatives:
Foreign exchange	(11)	15	(19)	(1)
	$(590)	$(228)	$(1,445)	$(19)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(950)	$(154)	$(2,176)	$587
Foreign Currency Derivatives:
Foreign exchange	(4)	17	6	(8)
	$(954)	$(137)	$(2,170)	$579

(1)

Includes realized gains of nil and $1 million for the three and nine months ended September 30, 2021, respectively (2020 - gains of nil and $2 million, respectively), related to other derivative contracts.

(2)

Includes unrealized gains of $1 million and $4 million for the three and nine months ended September 30, 2021, respectively (2020 - losses of nil and $4 million, respectively), related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to September 30

	2021		2020
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(222)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(2,170)	$(2,170)	$579
Settlement of Other Derivative Contracts	1
Fair Value of Other Derivative Contract Assets Entered into During the Period (See Note 7)	6
Fair Value of Contracts Realized During the Period	725	725	(598)
Fair Value of Contracts, End of Period	$(1,660)	$(1,445)	$(19)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value.  See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	September 30,	December 31,
	2021	2020

Risk Management Assets
Current	$1	$37
Long-term	-	4
	1	41

Risk Management Liabilities
Current	1,418	130
Long-term	246	125
	1,664	255

Other Derivative Contract Assets
Current in accounts receivable and accrued revenues	4	-
Long-term in other assets	5	-
	9	-

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	1	1
Long-term in other liabilities and provisions	5	7
	6	8
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(1,660)	$(222)

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the NYSE and the TSX, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at September 30, 2021, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $59 million and $10 million, respectively, as disclosed in Note 18. The Company had no significant credit derivatives in place and held no collateral at September 30, 2021.

As at September 30, 2021, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at September 30, 2021, approximately 91 percent (89 percent as at December 31, 2020) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements have remaining terms of less than three years with a fair value recognized of $6 million as at September 30, 2021 ($8 million as at December 31, 2020). The maximum potential amount of undiscounted future payments is $63 million as at September 30, 2021, and is considered unlikely.
20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Activities
Accounts receivable and accrued revenues	$(25)	$78	$(287)	$289
Accounts payable and accrued liabilities	13	42	211	(212)
Current portion of operating lease liabilities	(9)	(4)	(5)	(10)
Income tax receivable and payable	(2)	26	23	39
	$(23)	$142	$(58)	$106

B)	Non-Cash Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(4)	$(5)	$(22)	$(6)
Non-Cash Investing Activities
Asset retirement obligation incurred	$-	$2	$-	$11
Asset retirement obligation change in estimated future cash outflows	-	(10)	-	12
Property, plant and equipment accruals	4	68	(33)	(62)
Capitalized long-term incentives	5	2	12	(7)
Property additions/dispositions (swaps)	18	212	24	229
Contingent consideration (See Note 7)	-	-	6	-

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at September 30, 2021:

	Expected Future Payments
(undiscounted)	2021	2022	2023	2024	2025	Thereafter	Total

Transportation and Processing	$181	$745	$689	$493	$429	$2,334	$4,871
Drilling and Field Services	32	44	24	24	24	-	148
Building Leases	3	10	6	6	6	2	33
Total	$216	$799	$719	$523	$459	$2,336	$5,052

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2021 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2020, which are included in Items 8 and 7, respectively, of the 2020 Annual Report on Form 10‑K.

Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Non-GAAP Measures

Executive Overview

Strategy

Ovintiv is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Ovintiv is committed to growing long-term shareholder value by delivering on its strategic priorities and pursuing the key business objectives of preserving financial strength, maintaining disciplined capital allocation and maximizing profitability through execution excellence, commercial acumen, and risk management, while driving environmental, social and governance progress.

In support of the Company’s commitment to growing shareholder value, Ovintiv announced a capital allocation framework that outlines increasing returns to shareholders as well as continuing the Company’s progress on debt reduction.

Ovintiv is delivering results in a socially and environmentally responsible manner. Thoughtfully developed best practices are deployed across its assets, allowing the Company to capitalize on operational efficiencies and decrease emissions intensity. The Company’s sustainability reporting, which outlines its key metrics and progress achieved relating to ESG practices can be found on the Company’s website.

In executing its strategy, Ovintiv focuses on its core values of One, Agile, Innovative and Driven, which guide the organization to be flexible, responsive and determined. The Company is committed to excellence with a passion to drive corporate financial performance and succeed as a team.

Ovintiv continually reviews and evaluates its strategy and changing market conditions in order to maximize cash flow generation from its top tier assets located in some of the best plays in North America, referred to as the “Core Assets”. As at September 30, 2021, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These Core Assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

For additional information on Ovintiv’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of the 2020 Annual Report on Form 10-K.

In evaluating its operations and assessing its leverage, Ovintiv reviews performance-based measures such as Non‑GAAP Cash Flow, Non-GAAP Cash Flow Margin, Total Costs and debt-based metrics such as Debt to Adjusted Capitalization, Net Debt and Net Debt to Adjusted EBITDA, which are non-GAAP measures and do not have any standardized meaning under U.S. GAAP. These measures may not be similar to measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. Additional information regarding these measures, including reconciliations to the closest GAAP measure, can be found in the Non-GAAP Measures section of this MD&A.

Highlights

During the first nine months of 2021, the Company focused on executing its 2021 capital plan aimed at maximizing profitability through operational and capital efficiencies, delivering cash from operating activities and using excess cash flows to reduce total long-term debt. Higher upstream product revenues in the first nine months of 2021 compared to 2020 resulted from higher average realized prices, excluding the impact of risk management activities. Increases in average realized liquids and natural gas prices of 91 percent and 88 percent, respectively, were primarily due to higher benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

The Company continued to deliver significant cash from operating activities while reducing its total long-term debt balance. Cash from operating activities of $2,389 million included a net realized loss of $725 million on settlement of risk management positions and a current income tax recovery of $156 million primarily due to the resolution of certain tax items relating to prior taxation years. The Company used excess cash flows to reduce its total long-term debt balance by $2,094 million in the first nine months of 2021.

Significant Developments

•

On April 28, 2021, the Company closed the sale of its previously announced Duvernay assets and received proceeds of approximately $238 million, after closing and other adjustments. The transaction had an effective date of January 1, 2021.

•

On May 19, 2021, the Company closed the sale of its previously announced Eagle Ford assets and received proceeds of approximately $762 million, after closing and other adjustments. The transaction had an effective date of January 1, 2021.

•

On May 19, 2021, the Company announced its intention to redeem the Company’s $600 million, 5.75 percent senior notes due January 30, 2022, and its $518 million, 3.90 percent senior notes due November 15, 2021. The senior notes were redeemed on June 18, 2021 and August 16, 2021, respectively. The combined debt redemptions are expected to result in annualized interest savings of over $50 million.

•

On July 27, 2021, Ovintiv announced an increase of about 50 percent to its quarterly dividend payment representing an annualized dividend of $0.56 per share of common stock as part of the Company’s commitment to returning capital to shareholders.

•	On September 9, 2021, Ovintiv announced a new capital allocation framework to support the Company’s strategy of increasing shareholder returns as well as reducing Net Debt.
•

On September 28, 2021, Ovintiv announced it received regulatory approval to commence a NCIB that enables the Company to purchase, for cancellation, up to approximately 26 million shares of common stock over a 12-month period from October 1, 2021 to September 30, 2022. The number of shares authorized for purchase represents approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at September 20, 2021. The Company plans to fund the NCIB through its new capital allocation framework.

•

On October 6, 2021, Ovintiv launched its sustainability website, which highlights the Company’s progress on ESG metrics and initiatives, and announced several sustainability milestones related to emission reductions, social responsibility, and corporate governance. The Company announced it expects to achieve a 33 percent reduction in methane emissions intensity in 2021, four years ahead of schedule, and set a target to reduce Ovintiv’s GHG emissions intensity by greater than 20 percent compared to 2019 levels by the end of 2021.

Financial Results

Three months ended September 30, 2021

•	Reported net loss of $72 million, including net losses on risk management in revenues of $950 million, before tax.
•	Generated cash from operating activities of $812 million, Non-GAAP Cash Flow of $845 million and Non‑GAAP Cash Flow Margin of $17.17 per BOE.
•	Paid dividends of $0.14 per share of common stock totaling $37 million.
•	Reduced total long-term debt by $523 million.

Nine months ended September 30, 2021

•	Reported net earnings of $32 million, including net losses on risk management in revenues of $2,176 million, before tax and a current income tax recovery of $156 million.
•	Generated cash from operating activities of $2,389 million, Non-GAAP Cash Flow of $2,468 million and Non‑GAAP Cash Flow Margin of $16.66 per BOE.
•	Paid dividends of $0.3275 per share of common stock totaling $86 million.
•

Had $4.3 billion in total liquidity as at September 30, 2021, which included available credit facilities of $4.0 billion, available uncommitted demand lines of $278 million, and cash and cash equivalents of $8 million.

•	Reduced total long-term debt by $2,094 million.
•	Reported Net Debt to Adjusted EBITDA of 1.5 times.

Capital Investment

•	Continued to execute the Company’s 2021 capital plan with expenditures totaling $1,098 million of which $1,012 million, or 92 percent, was directed to the Core Assets.
•	Focused on highly efficient capital activity and short-cycle high margin and/or low-cost projects providing flexibility to respond to fluctuations in commodity prices.

Production

Three months ended September 30, 2021

•

Produced average liquids volumes of 273.6 Mbbls/d, which accounted for 51 percent of total production volumes. Average oil and plant condensate volumes of 188.7 Mbbls/d, represented 69 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,566 MMcf/d, which accounted for 49 percent of total production volumes.

Nine months ended September 30, 2021

•

Produced average liquids volumes of 278.7 Mbbls/d, which accounted for 51 percent of total production volumes. Average oil and plant condensate volumes of 195.8 Mbbls/d, represented 70 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,583 MMcf/d, which accounted for 49 percent of total production volumes.

Operating Expenses

•

Incurred Total Costs in the first nine months of 2021 of $1,918 million, or $12.97 per BOE, an increase of $178 million and an increase of $1.20 per BOE compared to the first nine months of 2020. Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items in the first nine months of 2021 compared to 2020 impacting Total Costs include:

o	Higher upstream transportation and processing expenses of $105 million, primarily due to higher production volumes in Montney and a higher U.S./Canadian dollar exchange rate;
o	Higher production, mineral and other taxes of $84 million, primarily due to higher commodity prices; and
o	Lower upstream operating expenses, excluding long-term incentive costs, of $16 million primarily due to durable cost savings including workforce reductions in 2020.
•

Total Operating Expenses in the first nine months of 2021 of $5,245 million decreased by $4,120 million, primarily due to the non-cash ceiling test impairment of $4,863 million recognized in the first nine months of 2020.

Additional information on Total Costs items and Total Operating Expenses above can be found in the Results of Operations section of this MD&A.

2021 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

Oil prices during 2021 will continue to be impacted by the global containment of the coronavirus (“COVID-19”), pace of economic recovery, OPEC+ production levels, and the potential for higher U.S. production.  The distribution of COVID-19 vaccines continues to drive optimism and oil demand as countries reopen their economies. Upward pressures on oil prices and the tightening of global oil inventories during the first nine months of 2021 were mainly caused by OPEC+ production cuts and increasing global demand for oil.

In July, OPEC+ announced monthly production increases starting from August until December 2021, and in October, reconfirmed production adjustments for November. OPEC+ plans to assess market developments in December and continues to meet regularly to review the state of global oil supply, demand and inventory levels.

Oil markets are expected to remain volatile as economic recovery centers on the COVID-19 vaccine rollouts and OPEC+ production cuts. COVID-19 variants may threaten the reopening of economies in certain countries while the gradual easing of OPEC+ oil production cuts, the potential for higher U.S. oil production, and macroeconomic risks could contribute to commodity market uncertainty.

Natural Gas Markets

Natural gas prices are primarily affected by structural changes in supply and demand as well as deviations from seasonally normal weather. In combination, these factors contributed to increased drawdowns of natural gas inventory and generally supported natural gas prices in the first nine months of 2021. Limited supply growth from U.S. producers combined with supportive weather conditions has contributed to a significant increase in natural gas prices during the third quarter of 2021. Natural gas prices for the remainder of 2021 are expected to be impacted by the interplay between gas production and associated gas from oil production, as well as changes in demand from the power generation sector, changes in export levels of liquified natural gas and impacts from seasonal weather.

Company Outlook

The Company continues to exercise discretion and discipline to optimize capital allocation throughout 2021 as oil demand recovers and the commodity price environment evolves. Ovintiv pursues innovative ways to reduce upstream operating and administrative expenses and expects to benefit from durable cost savings and efficiencies to maximize cash flows.

Markets for crude oil and natural gas are exposed to different price risks and are inherently volatile. While the market price for crude oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. To mitigate price volatility and help sustain revenues, particularly during periods of low commodity prices, the Company enters into derivative financial instruments. As at September 30, 2021, the Company has hedged approximately 130.0 Mbbls/d of expected crude oil and condensate production and 1,145 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company is on track to meet its $1.5 billion 2021 capital investment program, the majority of which is allocated to the Core Assets with a focus on maximizing returns from high margin liquids to optimize cash flows. During the first nine months of 2021, the Company invested $1,098 million, of which $475 million was directed to Permian, $289 million was directed to Montney, $248 million was directed to Anadarko and the remainder was primarily directed to other upstream assets. Ovintiv will continue to evaluate its capital investment plans as the global economic environment evolves.

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

Production

Ovintiv is strategically positioned in the current environment to maintain a flat liquids production profile while generating significant cash flows in excess of capital expenditures. During the first nine months 2021, average liquids production volumes were 278.7 Mbbls/d, or 51 percent of total production volumes, and average oil and plant condensate production volumes were 195.8 Mbbls/d, or 70 percent of total liquids production volumes. Average natural gas production volumes were 1,583 MMcf/d, or 49 percent of total production volumes. During the second quarter of 2021, the Company updated its full year 2021 guidance for oil and plant condensate production volumes to approximately 190.0 Mbbls/d to 195.0 Mbbls/d, other NGLs production volumes to approximately 80.0 Mbbls/d to 85.0 Mbbls/d and natural gas production volumes to approximately 1,550 MMcf/d to 1,575 MMcf/d. The updated guidance reflects the divestitures completed in the second quarter of 2021. During the third quarter of 2021, the Company narrowed its updated guidance range for oil and plant condensate production volumes to approximately 191.0 Mbbs/d to 194.0 Mbbs/d, other NGLs production volumes to approximately 82.0 Mbbls/d to 83.0 Mbbls/d and natural gas production volumes to approximately 1,555 MMcf/d to 1,570 MMcf/d. The Company expects to meet or exceed all of its production targets.

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

In the second quarter of 2021, Ovintiv revised its expectation of Total Costs to approximately $12.95 per BOE to $13.20 per BOE to reflect higher than expected changes in foreign exchange rates and increased production taxes resulting from higher than expected commodity prices. Total Costs were $12.97 per BOE in the first nine months of 2021 and are expected to remain well within the guidance range. Total Costs is defined in the Non-GAAP Measures section of this MD&A.

Long-term Debt Reduction

Ovintiv remains focused on strengthening its balance sheet. Since the second quarter of 2020, the Company has allocated $2,575 million in excess cash flows to reduce its total long-term debt balance, which included proceeds from the Duvernay and Eagle Ford asset divestitures. The Company is targeting a Net Debt balance of approximately $3.0 billion by the end of 2023.

In June 2021, the Company redeemed its $600 million, 5.75 percent senior notes due January 30, 2022, and in August 2021, redeemed its $518 million, 3.90 percent senior notes due November 15, 2021. The combined debt redemptions are expected to result in annualized interest savings of over $50 million.

As at September 30, 2021, the Company had no outstanding balances under its revolving credit facilities and U.S. dollar commercial paper programs.

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

Environmental, Social and Governance

Ovintiv recognizes the importance of reducing its environmental footprint and voluntarily participates in emission reduction programs. The Company has adopted a range of strategies to help reduce emissions from its operations. These strategies include incorporating new and proven technologies and optimized processes in its drilling and completions operations, and working closely with third-party providers to develop best practices. The Company continues to look for innovative techniques and efficiencies to help maintain its commitment to emission reductions.

By the end of 2021, the Company is expected to deliver on its targeted 33 percent reduction in methane emissions intensity four years ahead of schedule and expects to achieve a greater than 20 percent reduction in GHG emissions intensity compared to 2019 levels. In 2022, the Company plans to set further GHG emissions reduction targets, which will be tied to its annual compensation program for all employees.

As of September 1, 2021, the Company is in full alignment with the World Bank Zero Routine Flaring initiative, which requires participants to end routine flaring by 2030. Ovintiv does not engage in routine flaring by ensuring natural gas gathering infrastructure is in place for all of its producing wells.

Ovintiv maintains a commitment on protecting the health and safety of its workforce. Despite the challenges presented by COVID-19, the Company reported its seventh consecutive safest year in 2020 and is on track to report its eighth consecutive safest year for 2021.

Ovintiv is committed to diversity, equity and inclusion. In 2021, the Company developed a new social commitment framework, which is rooted in the Company’s foundational values of Trust, Respect, Integrity, Safety and Sustainability. The framework focuses on respecting stakeholders, strengthening communities and fostering a culture of inclusion.

Additional information on Ovintiv’s ESG practices can be found on the Company’s sustainability website at https://sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

Product and Service Revenues
Upstream product revenues	$1,948	$980	$5,265	$2,804
Market optimization	771	346	2,171	1,113
Service revenues (1)	1	-	4	2
Total Product and Service Revenues	2,720	1,326	7,440	3,919

Gains (Losses) on Risk Management, Net	(950)	(154)	(2,176)	587
Sublease Revenues	19	18	55	53
Total Revenues	1,789	1,190	5,319	4,559

Total Operating Expenses (2)	1,789	2,696	5,245	9,365
Operating Income (Loss)	-	(1,506)	74	(4,806)
Total Other (Income) Expenses	71	54	217	282
Net Earnings (Loss) Before Income Tax	(71)	(1,560)	(143)	(5,088)
Income Tax Expense (Recovery)	1	(39)	(175)	395

Net Earnings (Loss)	$(72)	$(1,521)	$32	$(5,483)
(1)	Service revenues include amounts related to the USA and Canadian Operations.
(2)	Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

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

Benchmark Prices

	Three months ended September 30,		Nine months ended September 30,
(average for the period)	2021	2020	2021	2020

Oil & NGLs
WTI ($/bbl)	$70.56	$40.93	$64.82	$38.32
Houston ($/bbl)	71.01	41.89	65.80	40.27
Edmonton Condensate (C$/bbl)	87.26	50.00	80.75	47.48

Natural Gas
NYMEX ($/MMBtu)	$4.01	$1.98	$3.18	$1.88
AECO (C$/Mcf)	3.54	2.15	3.11	2.07
Dawn (C$/MMBtu)	5.13	2.42	4.18	2.35

Production Volumes and Realized Prices

	Three months ended September 30,				Nine months ended September 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2021	2020	2021	2020	2021	2020	2021	2020

Oil (Mbbls/d, $/bbl)
USA Operations	136.7	138.5	$68.69	$39.41	143.5	148.7	$62.82	$35.51
Canadian Operations	0.1	0.4	64.95	34.38	0.4	0.6	55.51	29.79
Total	136.8	138.9	68.69	39.40	143.9	149.3	62.80	35.49

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.3	11.4	62.84	27.98	10.5	11.1	56.84	25.05
Canadian Operations	40.6	35.8	68.78	36.71	41.4	39.4	63.62	33.69
Total	51.9	47.2	67.49	34.60	51.9	50.5	62.25	31.79

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	69.4	70.2	28.77	10.47	66.6	71.7	23.29	8.52
Canadian Operations	15.5	13.6	31.73	13.16	16.3	14.5	27.38	9.68
Total	84.9	83.8	29.31	10.91	82.9	86.2	24.09	8.72

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	217.4	220.1	55.63	29.59	220.6	231.5	50.59	26.66
Canadian Operations	56.2	49.8	58.57	30.27	58.1	54.5	53.41	27.24
Total	273.6	269.9	56.23	29.72	278.7	286.0	51.18	26.77

Natural Gas (MMcf/d, $/Mcf)
USA Operations	495	507	3.80	1.52	484	537	3.13	1.42
Canadian Operations	1,071	935	3.63	1.96	1,099	983	3.18	1.83
Total	1,566	1,442	3.69	1.81	1,583	1,520	3.17	1.69

Total Production (MBOE/d, $/BOE)
USA Operations	300.0	304.6	46.59	23.91	301.2	320.9	42.08	21.60
Canadian Operations	234.7	205.6	30.61	16.22	241.3	218.4	27.38	15.05
Total	534.7	510.2	39.57	20.81	542.5	539.3	35.54	18.94

Production Mix (%)
Oil & Plant Condensate	35	37			36	37
NGLs – Other	16	16			15	16
Total Oil & NGLs	51	53			51	53
Natural Gas	49	47			49	47

Production Change
Year Over Year (%) (3)
Total Oil & NGLs	1	(18)			(3)	(3)
Natural Gas	9	(13)			4	(3)
Total Production	5	(16)			1	(3)

Core Assets Production
Oil (Mbbls/d)	112.2	99.4			109.9	106.2
NGLs – Plant Condensate (Mbbls/d)	50.8	41.5			49.5	44.5
NGLs – Other (Mbbls/d)	78.8	75.0			75.6	76.8
Total Oil & NGLs (Mbbls/d)	241.8	215.9			235.0	227.5
Natural Gas (MMcf/d)	1,487	1,291			1,473	1,362
Total Production (MBOE/d)	489.6	431.1			480.5	454.6
% of Total Production	92	84			89	84
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Includes production impacts from acquisitions and divestitures.

Upstream Product Revenues

	Three months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2020 Upstream Product Revenues (1)	$503	$151	$84	$241	$979
Increase (decrease) due to:
Sales prices	369	155	144	268	936
Production volumes	(7)	16	2	21	32
2021 Upstream Product Revenues	$865	$322	$230	$530	$1,947

	Nine months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2020 Upstream Product Revenues (1)	$1,452	$441	$205	$705	$2,803
Increase (decrease) due to:
Sales prices	1,072	428	348	631	2,479
Production volumes	(57)	12	(8)	32	(21)
2021 Upstream Product Revenues	$2,467	$881	$545	$1,368	$5,261
(1)

Revenues for the third quarter and first nine months of 2021 exclude certain other revenue and royalty adjustments with no associated production volumes of $1 million and $4 million, respectively (2020 - $1 million and $1 million, respectively).

Oil Revenues

Three months ended September 30, 2021 versus September 30, 2020

Oil revenues increased $362 million compared to the third quarter of 2020 primarily due to:

•

Higher average realized oil prices of $29.29 per bbl, or 74 percent, increased revenues by $369 million. The increase reflected higher WTI and Houston benchmark prices which were up 72 percent and 70 percent, respectively, and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 2.1 Mbbls/d decreased revenues by $7 million. Lower volumes were primarily due to the sale of the Eagle Ford assets in the second quarter of 2021 (13.7 Mbbls/d), partially offset by successful drilling in Permian (11.4 Mbbls/d).

Nine months ended September 30, 2021 versus September 30, 2020

Oil revenues increased $1,015 million compared to the first nine months of 2020 primarily due to:

•

Higher average realized oil prices of $27.31 per bbl, or 77 percent, increased revenues by $1,072 million. The increase reflected higher WTI and Houston benchmark prices which were up 69 percent and 63 percent, respectively, and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 5.4 Mbbls/d decreased revenues by $57 million. Lower volumes were primarily due to natural declines surpassing incremental production in Anadarko, Eagle Ford and Bakken (8.9 Mbbls/d) and the sale of the Eagle Ford assets in the second quarter of 2021 (6.8 Mbbls/d), partially offset by successful drilling in Permian (7.6 Mbbls/d) and production shut-ins due to the economic downturn in 2020 (3.6 Mbbls/d).

NGL Revenues

Three months ended September 30, 2021 versus September 30, 2020

NGL revenues increased $317 million compared to the third quarter of 2020 primarily due to:

•

Higher average realized plant condensate prices of $32.89 per bbl, or 95 percent, increased revenues by $155 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 75 percent and 72 percent, respectively, as well as higher regional pricing relative to the WTI benchmark price;

•	Higher average realized other NGL prices of $18.40 per bbl, or 169 percent, increased revenues by $144 million reflecting higher other NGL benchmark prices and higher regional pricing; and
•

Higher average plant condensate production volumes of 4.7 Mbbls/d increased revenues by $16 million. Higher volumes were primarily due to successful drilling in Montney (7.7 Mbbls/d), partially offset by the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (3.5 Mbbls/d).

Nine months ended September 30, 2021 versus September 30, 2020

NGL revenues increased $780 million compared to the first nine months of 2020 primarily due to:

•

Higher average realized plant condensate prices of $30.46 per bbl, or 96 percent, increased revenues by $428 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 70 percent and 69 percent, respectively, as well as higher regional pricing relative to the WTI benchmark price;

•	Higher average realized other NGL prices of $15.37 per bbl, or 176 percent, increased revenues by $348 million reflecting higher other NGL benchmark prices and higher regional pricing;
•

Higher average plant condensate production volumes of 1.4 Mbbls/d increased revenues by $12 million. Higher volumes were primarily due to successful drilling in Montney (4.4 Mbbls/d), partially offset by natural declines in Duvernay (1.9 Mbbls/d), and the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (1.9 Mbbls/d); and

•

Lower average other NGL production volumes of 3.3 Mbbls/d decreased revenues by $8 million. Lower volumes were primarily due to natural declines in Anadarko (5.2 Mbbls/d) and the sale of the Eagle Ford assets in the second quarter of 2021 (1.8 Mbbls/d), partially offset by successful drilling in Montney and Permian (4.2 Mbbls/d).

Natural Gas Revenues

Three months ended September 30, 2021 versus September 30, 2020

Natural gas revenues increased $289 million compared to the third quarter of 2020 primarily due to:

•

Higher average realized natural gas prices of $1.88 per Mcf, or 104 percent, increased revenues by $268 million. The increase reflected higher Dawn, NYMEX and AECO benchmark prices which were up 112 percent, 103 percent and 65 percent, respectively, and higher regional pricing; and

•

Higher average natural gas production volumes of 124 MMcf/d increased revenues by $21 million primarily due to successful drilling in Montney (155 MMcf/d) and decreased third-party plant down-time in Montney (36 MMcf/d), partially offset by the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (56 MMcf/d).

Nine months ended September 30, 2021 versus September 30, 2020

Natural gas revenues increased $663 million compared to the first nine months of 2020 primarily due to:

•

Higher average realized natural gas prices of $1.48 per Mcf, or 88 percent, increased revenues by $631 million. The increase reflected higher Dawn, NYMEX and AECO benchmark prices which were up 78 percent, 69 percent and 50 percent, respectively, and higher regional pricing; and

45

•

Higher average natural gas production volumes of 63 MMcf/d increased revenues by $32 million primarily due to successful drilling in Montney (154 MMcf/d) and production shut-ins due to the economic downturn in 2020 (11 MMcf/d), partially offset by natural declines in Anadarko and Duvernay (58 MMcf/d) and the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (30 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGL and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Additional information on the Company’s commodity price positions as at September 30, 2021 can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(194)	$26	$(478)	$331
NGLs - Plant Condensate	(39)	23	(99)	105
NGLs - Other	(42)	(7)	(81)	5
Natural Gas	(97)	45	(96)	157
Other (2)	1	2	4	7
Total	(371)	89	(750)	605

Unrealized Gains (Losses) on Risk Management	(579)	(243)	(1,426)	(18)
Total Gains (Losses) on Risk Management, Net	$(950)	$(154)	$(2,176)	$587

	Three months ended September 30,		Nine months ended September 30,
(Per-unit)	2021	2020	2021	2020

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(15.38)	$1.99	$(12.16)	$8.09
NGLs - Plant Condensate ($/bbl)	$(8.15)	$5.39	$(7.01)	$7.62
NGLs - Other ($/bbl)	$(5.45)	$(0.92)	$(3.59)	$0.20
Natural Gas ($/Mcf)	$(0.67)	$0.34	$(0.22)	$0.38
Total ($/BOE)	$(7.57)	$1.85	$(5.09)	$4.04
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

Market Optimization	$771	$346	$2,171	$1,113

Three months ended September 30, 2021 versus September 30, 2020

Market Optimization product revenues increased $425 million compared to the third quarter of 2020 primarily due to:

•

Higher oil and natural gas benchmark prices ($350 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($204 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($129 million).

Nine months ended September 30, 2021 versus September 30, 2020

Market Optimization product revenues increased $1,058 million compared to the first nine months of 2020 primarily due to:

•

Higher oil and natural gas benchmark prices ($1,041 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($354 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($337 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

USA Operations	$75	$43	$199	$115
Canadian Operations	2	4	11	11
Total	$77	$47	$210	$126

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2021	2020	2021	2020

USA Operations	$2.71	$1.54	$2.42	$1.31
Canadian Operations	$0.13	$0.18	$0.17	$0.18
Production, Mineral and Other Taxes	$1.57	$0.99	$1.42	$0.85

Three months ended September 30, 2021 versus September 30, 2020

Production, mineral and other taxes increased $30 million compared to the third quarter of 2020 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($38 million), partially offset by the sale of the Eagle Ford assets in the second quarter of 2021 ($7 million).

Nine months ended September 30, 2021 versus September 30, 2020

Production, mineral and other taxes increased $84 million compared to the first nine months of 2020 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($99 million), partially offset by the sale of the Eagle Ford assets in the second quarter of 2021 ($10 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

USA Operations	$122	$109	$361	$345
Canadian Operations	231	203	703	614
Upstream Transportation and Processing	353	312	1,064	959

Market Optimization	44	53	130	170
Total	$397	$365	$1,194	$1,129

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2021	2020	2021	2020

USA Operations	$4.43	$3.85	$4.40	$3.92
Canadian Operations	$10.68	$10.71	$10.68	$10.24
Upstream Transportation and Processing	$7.17	$6.62	$7.19	$6.48

Three months ended September 30, 2021 versus September 30, 2020

Transportation and processing expense increased $32 million compared to the third quarter of 2020 primarily due to:

•

Higher volumes in Montney ($29 million), higher variable rates in Permian due to higher natural gas prices ($13 million), a higher U.S./Canadian dollar exchange rate ($11 million), and higher costs relating to the diversification of the Company’s downstream markets ($6 million);

partially offset by:

•

The sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($14 million), expired contracts relating to previously divested assets ($9 million) and the decommissioning of Deep Panuke ($8 million).

Nine months ended September 30, 2021 versus September 30, 2020

Transportation and processing expense increased $65 million compared to the first nine months of 2020 primarily due to:

•

Higher volumes in Montney ($78 million), a higher U.S./Canadian dollar exchange rate ($49 million), higher variable rates in Permian and Anadarko due to higher natural gas prices ($31 million) and higher costs relating to the diversification of the Company’s downstream markets ($11 million);

partially offset by:

•

The expiration of certain transportation contracts in the USA Operations as well as expired contracts relating to previously divested assets ($41 million), the sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($27 million), the decommissioning of Deep Panuke ($23 million), lower natural gas volumes in Anadarko ($16 million) and recoveries of amounts related to certain transportation contracts ($8 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which the Company has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

USA Operations	$122	$104	$368	$364
Canadian Operations	25	24	78	75
Upstream Operating Expense	147	128	446	439

Market Optimization	5	5	19	15
Corporate & Other	1	-	1	(2)
Total	$153	$133	$466	$452

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2021	2020	2021	2020

USA Operations	$4.38	$3.73	$4.47	$4.14
Canadian Operations	$1.20	$1.22	$1.17	$1.23
Upstream Operating Expense (1)	$2.98	$2.72	$3.00	$2.96
(1)

Upstream Operating Expense per BOE for the third quarter and first nine months of 2021 include long-term incentive costs of $0.13/BOE and $0.14/BOE, respectively (2020 - long-term incentive costs of $0.03/BOE and a recovery of long-term incentive costs of $0.02/BOE, respectively).

Three months ended September 30, 2021 versus September 30, 2020

Operating expense increased $20 million compared to the third quarter of 2020 primarily due to:

•

Increased activity resulting from higher production in Permian and improved commodity prices ($17 million), higher long-term incentive costs resulting from an increase in the Company’s share price in the third quarter of 2021 compared to 2020 ($7 million) and lower capitalization of directly attributable internal costs ($7 million);

partially offset by:

•	The sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($16 million).

Nine months ended September 30, 2021 versus September 30, 2020

Operating expense increased $14 million compared to the first nine months of 2020 primarily due to:

•

Lower capitalization of directly attributable internal costs ($38 million), higher long-term incentive costs resulting from an increase in the Company’s share price in the first nine months of 2021 compared to a decrease in 2020 ($29 million) and increased activity resulting from higher production in Permian and improved commodity prices ($18 million);

partially offset by:

•

Lower salaries and benefits due to decreased headcount resulting from workforce reductions in the second quarter of 2020 ($47 million) and the sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($26 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

Market Optimization	$759	$322	$2,096	$1,039

Three months ended September 30, 2021 versus September 30, 2020

Purchased product expense increased $437 million compared to the third quarter of 2020 primarily due to:

•	Higher oil and natural gas benchmark prices ($349 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($206 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($118 million).

Nine months ended September 30, 2021 versus September 30, 2020

Purchased product expense increased $1,057 million compared to the first nine months of 2020 primarily due to:

•	Higher oil and natural gas benchmark prices ($1,005 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($356 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($304 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

USA Operations	$207	$299	$635	$1,092
Canadian Operations	83	99	265	319
Upstream DD&A	290	398	900	1,411

Corporate & Other	7	8	16	22
Total	$297	$406	$916	$1,433

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2021	2020	2021	2020

USA Operations	$7.52	$10.66	$7.73	$12.42
Canadian Operations	$3.82	$5.23	$4.02	$5.31
Upstream DD&A	$5.90	$8.47	$6.08	$9.54
Three months ended September 30, 2021 versus September 30, 2020

DD&A decreased $109 million compared to the third quarter of 2020 primarily due to:

•

Lower depletion rates in the USA and Canadian Operations ($87 million and $37 million, respectively) and lower production volumes in USA Operations ($5 million), partially offset by higher production volumes in the Canadian Operations ($14 million) and a higher U.S./Canadian dollar exchange rate ($6 million).

The depletion rate in the USA Operations decreased $3.14 per BOE compared to the third quarter of 2020 primarily due to the ceiling test impairments recognized in 2020 and the sale of the Eagle Ford assets in the second quarter of 2021. The depletion rate in the Canadian Operations decreased $1.41 per BOE compared to the third quarter of 2020 primarily due to a lower depletable base and the sale of the Duvernay assets in the second quarter of 2021.

Nine months ended September 30, 2021 versus September 30, 2020

DD&A decreased $517 million compared to the first nine months of 2020 primarily due to:

•

Lower depletion rates in the USA and Canadian Operations ($386 million and $114 million, respectively) and lower production volumes in USA Operations ($71 million), partially offset by higher production volumes in the Canadian Operations ($34 million) and a higher U.S./Canadian dollar exchange rate ($29 million).

The depletion rate in the USA Operations decreased $4.69 per BOE compared to the first nine months of 2020 primarily due to the ceiling test impairments recognized in 2020 and the sale of the Eagle Ford assets in the second quarter of 2021. The depletion rate in the Canadian Operations decreased $1.29 per BOE compared to the first nine months of 2020 primarily due to a lower depletable base and the sale of the Duvernay assets in the second quarter of 2021.

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

In the third quarter and first nine months of 2021, the Company did not recognize ceiling test impairments (2020 - $1,336 million before tax, and $4,863 million before tax, respectively, in the USA Operations). The non-cash ceiling test impairments in 2020 primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
September 30, 2021	57.69	72.45	2.94	2.79
December 31, 2020	39.62	49.77	1.98	2.13
September 30, 2020	43.69	53.93	1.97	2.01
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

Administrative, excluding Long-Term Incentive,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$70	$72	$219	$214
Long-term incentive costs	25	1	91	(6)
Restructuring and legal costs	6	7	37	88
Current expected credit losses	-	(1)	(1)	1
Total Administrative (2)	$101	$79	$346	$297

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2021	2020	2021	2020

Administrative, excluding Long-Term Incentive,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$1.44	$1.55	$1.50	$1.46
Long-term incentive costs	0.51	0.02	0.61	(0.04)
Restructuring and legal costs	0.11	0.14	0.24	0.59
Current expected credit losses	-	(0.03)	(0.01)	-
Total Administrative	$2.06	$1.68	$2.34	$2.01
(1)

The third quarter and first nine months of 2021 include costs related to The Bow office lease of $30 million and $88 million, respectively, (2020 - $28 million and $82 million, respectively), half of which is recovered from sublease revenues.

(2)	The third quarter and first nine months of 2021 reflect a higher U.S./Canadian dollar exchange rate of $3 million and $13 million, respectively.

Three months ended September 30, 2021 versus September 30, 2020

Administrative expense increased $22 million compared to the third quarter of 2020 primarily due to:

•	Higher long-term incentive costs resulting from an increase in the Company’s share price in the third quarter of 2021 compared to 2020 ($24 million);

partially offset by:

•	A decrease in restructuring costs related to workforce reductions in 2020 ($5 million).

Nine months ended September 30, 2021 versus September 30, 2020

Administrative expense increased $49 million compared to the first nine months of 2020 primarily due to:

•

Higher long-term incentive costs resulting from an increase in the Company’s share price in the first nine months of 2021 compared to a decrease in 2020 ($97 million) and higher legal and consulting costs ($31 million);

partially offset by:

•	A decrease in restructuring costs, and lower salaries and benefits related to workforce reductions in 2020 ($75 million and $9 million, respectively).

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

Other (Income) Expenses

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

Interest	$77	$97	$263	$279
Foreign exchange (gain) loss, net	-	(25)	(15)	51
Other (gains) losses, net	(6)	(18)	(31)	(48)
Total Other (Income) Expenses	$71	$54	$217	$282

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended September 30, 2021 versus September 30, 2020

Interest expense decreased $20 million compared to the third quarter of 2020 primarily due to the redemption of the Company’s 2021 and 2022 senior notes ($12 million), and open market repurchases of long-term debt completed in 2020 and decreased amounts drawn from the Company’s credit facilities ($5 million).

Nine months ended September 30, 2021 versus September 30, 2020

Interest expense decreased $16 million compared to the first nine months of 2020 primarily due to open market repurchases of long-term debt completed in 2020 and decreased amounts drawn from the Company’s credit facilities ($16 million), and the redemption of the Company’s 2021 and 2022 senior notes ($14 million), partially offset by a one-time make-whole interest payment of $19 million resulting from the June 2021 early redemption of the Company’s $600 million, 5.75 percent senior notes due January 30, 2022.

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

Three months ended September 30, 2021 versus September 30, 2020

Net foreign exchange was nil compared to a gain of $25 million in the third quarter of 2020 primarily due to:

•

Unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts and financing debt issued from Canada compared to gains in 2020 ($29 million and $6 million, respectively);

partially offset by:

•	Higher realized foreign exchange gains on the settlement of U.S. dollar risk management contracts issued from Canada compared to 2020 ($5 million).

Nine months ended September 30, 2021 versus September 30, 2020

Net foreign exchange gain was $15 million compared to a loss of $51 million in the first nine months of 2020 primarily due to:

•

Lower unrealized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada ($55 million) and realized foreign exchange gains on the settlement of U.S. dollar risk management contracts and financing debt issued from Canada compared to losses in 2020 ($32 million and $24 million, respectively);

partially offset by:

•

Lower unrealized foreign exchange gains on the translation of intercompany notes ($27 million) and higher unrealized foreign exchange losses on U.S. dollar risk managements contracts issued from Canada ($18 million).

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

Other gains in the first nine months of 2021 includes interest income of $13 million primarily associated with the resolution of prior year tax items.

Other gains in the third quarter and first nine months of 2020 primarily included a gain of $6 million and $28 million, respectively, relating to the repurchase of the Company’s fixed long-term debt on the open market.

Income Tax

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2021	2020	2021	2020

Current Income Tax Expense (Recovery)	$-	$3	$(156)	$2
Deferred Income Tax Expense (Recovery)	1	(42)	(19)	393
Income Tax Expense (Recovery)	$1	$(39)	$(175)	$395

Effective Tax Rate	(1.4%)	2.5%	122.4%	(7.8%)

Income Tax Expense (Recovery)

Three months ended September 30, 2021 versus September 30, 2020

In the third quarter of 2021, Ovintiv recorded an income tax expense of $1 million compared to an income tax recovery of $39 million in 2020, primarily due to the change in valuation allowances.

Nine months ended September 30, 2021 versus September 30, 2020

In the first nine months of 2021, Ovintiv recorded an income tax recovery of $175 million compared to an income tax expense of $395 million in 2020, primarily due to the resolution of certain tax items relating to prior taxation years and the change in valuation allowances.

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

The Company’s effective tax rate was (1.4) percent for the third quarter of 2021, which is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the change in valuation allowances recorded relating to the current year net loss before tax.

The Company’s effective tax rate was 122.4 percent for the first nine months of 2021, which is higher than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of certain tax items relating to prior taxation years and the change in valuation allowances recorded relating to the current year net loss before tax.

The Company’s effective tax rate was 2.5 percent for the third quarter and (7.8) percent for the first nine months of 2020, which were lower than the U.S. statutory tax rate of 21 percent primarily due to valuation allowances recorded due to net losses arising from ceiling test impairments, and an increase in the valuation allowance of $568 million in Canada related to prior year’s deferred tax assets, which was recorded as a discrete item.

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

	As at September 30,
($ millions, except as indicated)	2021	2020

Cash and Cash Equivalents	$8	$32
Available Credit Facilities (1)	4,000	2,990
Available Uncommitted Demand Lines (2)	278	186
Issuance of U.S. Commercial Paper	-	(140)
Total Liquidity	$4,286	$3,068

Long-Term Debt, including current portion	$4,791	$7,142
Total Shareholders’ Equity	$3,797	$4,352

Debt to Capitalization (%) (3)	56	62
Debt to Adjusted Capitalization (%) (4)	29	37
(1)

Includes available credit facilities of $2.5 billion (2020 - $1.77 billion) in the U.S. and $1.5 billion (2020 - $1.22 billion) in Canada as at September 30, 2021 (collectively, the “Credit Facilities”).

(2)	Includes three uncommitted demand lines totaling $335 million, net of $57 million in related undrawn letters of credit (2020 - $325 million and $139 million, respectively).
(3)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(4)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $4.0 billion, which include a $2.5 billion revolving credit facility for Ovintiv Inc. and a $1.5 billion revolving credit facility for a Canadian subsidiary, both maturing in July 2024. The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital program. At September 30, 2021, there were no outstanding amounts under the revolving credit facility for Ovintiv Inc. and for the Canadian subsidiary.

Ovintiv currently has both investment and non-investment grade credit ratings and has full access to its Credit Facilities and U.S. commercial paper (“U.S. CP”) programs.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at September 30, 2021, the Company had no commercial paper outstanding under its U.S. CP programs.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $4.3 billion. At September 30, 2021, Ovintiv also had approximately $57 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities.

Ovintiv has a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At September 30, 2021, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the U.S. shelf registration statement or Canadian shelf prospectus is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at September 30, 2021, the Company’s Debt to Adjusted Capitalization was 29 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Ovintiv does not expect the current COVID-19 pandemic to impact the Company’s ability to remain in compliance with its financial covenants under the Credit Facilities. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2020 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the third quarter and first nine months of 2021, Ovintiv primarily generated cash through operating activities and divestitures. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended September 30,		Nine months ended September 30,
($ millions)	Activity Type	2021	2020	2021	2020

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$812	$493	$2,389	$1,176
Proceeds from divestitures	Investing	(8)	39	1,017	69
Net issuance of revolving long-term debt	Financing	-	-	-	452
Other	Investing	6	68	-	-
		810	600	3,406	1,697

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	365	351	1,098	1,393
Acquisitions	Investing	-	1	3	19
Net repayment of revolving long-term debt	Financing	-	100	950	-
Repayment of long-term debt (1)	Financing	518	109	1,137	224
Dividends on shares of common stock	Financing	37	24	86	73
Other	Financing/Investing	2	23	134	141
		922	608	3,408	1,850
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(2)	1	-	(5)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(114)	$(7)	$(2)	$(158)
(1)	Includes open market repurchases in 2020.

Operating Activities

Net cash from operating activities in the third quarter and first nine months of 2021 was $812 million and $2,389 million, respectively, and was primarily a reflection of the impacts from higher average realized commodity prices, partially offset by the effects of the commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the third quarter and first nine months of 2021 was $845 million and $2,468 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended September 30, 2021 versus September 30, 2020

Net cash from operating activities increased $319 million compared to the third quarter of 2020 primarily due to:

•	Higher realized commodity prices ($936 million), lower decommissioning payments primarily related to Deep Panuke ($37 million) and higher production volumes ($32 million);

partially offset by:

•

Realized losses on risk management in revenues compared to gains in 2020 ($460 million), changes in non-cash working capital ($165 million), higher transportation and processing expense ($32 million), higher production, mineral and other taxes ($30 million) and higher operating expense, excluding non-cash long-term incentive costs ($13 million).

Nine months ended September 30, 2021 versus September 30, 2020

Net cash from operating activities increased $1,213 million compared to the first nine months of 2020 primarily due to:

•

Higher realized commodity prices ($2,479 million), a current income tax recovery mainly due to the resolution of certain tax items relating to prior taxation years ($156 million), lower decommissioning payments primarily related to Deep Panuke ($134 million), lower administrative expenses, excluding non-cash long-term incentive costs and current expected credit losses ($38 million), lower operating expense, excluding non-cash long-term incentive costs ($15 million) and higher interest income ($9 million);

partially offset by:

•

Realized losses on risk management in revenues compared to gains in 2020 ($1,355 million), changes in non-cash working capital ($164 million), higher production, mineral and other taxes ($84 million), higher transportation and processing expense ($65 million) and lower production volumes ($21 million).

Investing Activities

Cash used in investing activities in the first nine months of 2021 was $120 million primarily due to capital expenditures, partially offset by proceeds from divestitures. Capital expenditures decreased $295 million compared to the first nine months of 2020 due to the Company’s reduced capital program in response to the volatile market conditions that commenced at the end of the first quarter of 2020.

Acquisitions in the first nine months of 2021 were $3 million (2020 - $19 million), which primarily included property purchases with oil and liquids rich potential.

Divestitures in the first nine months of 2021 were $1,017 million (2020 - $69 million), which primarily included the sale of the Eagle Ford assets in south Texas and Duvernay assets in west central Alberta, totaling approximately $1.0 billion, after closing and other adjustments, as well as certain properties that did not complement Ovintiv’s existing portfolio of assets.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 2 and 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategy to enhance liquidity, strengthen its balance sheet by repaying or repurchasing existing debt, and returning value to shareholders by paying dividends.

Net cash used in financing activities in the first nine months of 2021 was $2,271 million compared to net cash from financing activities of $88 million in 2020. The change was primarily due to a net repayment of revolving long-term debt in 2021 of $950 million compared to a net issuance in 2020 of $452 million and higher repayment of long-term debt ($913 million) associated with the early redemption of the Company’s senior notes as discussed below.

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

The Company’s long-term debt totaled $4,791 million at September 30, 2021. There was no current portion outstanding at September 30, 2021. The Company’s long-term debt at December 31, 2020 totaled $6,885 million, which included the current portion of $518 million. In June 2021, the Company redeemed its $600 million, 5.75 percent senior notes due January 30, 2022, and in August 2021, redeemed its $518 million, 3.90 percent senior notes due November 15, 2021. The combined debt redemptions are expected to result in annualized interest savings of over $50 million. As at September 30, 2021, the Company has no fixed rate long-term debt due until 2024 and beyond.

Since the second quarter of 2020, the Company has allocated $2,575 million in excess cash flows to reduce its total long-term debt balance, which includes proceeds from the Duvernay and Eagle Ford asset divestitures. The Company is targeting a Net Debt balance of approximately $3.0 billion by the end of 2023.

In support of the Company’s commitment to growing shareholder value, Ovintiv announced a new capital allocation framework in the third quarter that outlines increasing returns to shareholders as well as continuing the Company’s progress on debt reduction.

For additional information on long-term debt, refer to Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Dividends

Ovintiv pays quarterly dividends to common stockholders at the discretion of the Board of Directors.

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2021	2020	2021	2020

Dividend Payments	$37	$24	$86	$73
Dividend Payments ($/share)	$0.14	$0.09375	$0.3275	$0.28125

On November 2, 2021, the Board of Directors declared a dividend of $0.14 per share of common stock payable on December 31, 2021 to common stockholders of record as of December 15, 2021.

Normal Course Issuer Bid

On September 28, 2021, Ovintiv announced it received regulatory approval to commence a NCIB that enables the Company to purchase, for cancellation, up to approximately 26 million shares of common stock over a 12-month period from October 1, 2021 to September 30, 2022. The number of shares authorized for purchase represent approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at September 20, 2021. The Company plans to fund the NCIB through its new capital allocation framework as discussed above.

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

Non-GAAP Measures

Certain measures in this document do not have any standardized meaning as prescribed by U.S. GAAP and, therefore, are considered non-GAAP measures. These measures may not be comparable to similar measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. These measures are commonly used in the oil and gas industry and by Ovintiv to provide shareholders and potential investors with additional information regarding the Company’s liquidity and its ability to generate funds to finance its operations. Non-GAAP measures include: Non-GAAP Cash Flow, Non-GAAP Cash Flow Margin, Total Costs, Debt to Adjusted Capitalization, Net Debt and Net Debt to Adjusted EBITDA. Management’s use of these measures is discussed further below.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2021	2020	2021	2020

Cash From (Used in) Operating Activities	$812	$493	$2,389	$1,176
(Add back) deduct:
Net change in other assets and liabilities	(10)	(47)	(21)	(167)
Net change in non-cash working capital	(23)	142	(58)	106
Current tax on sale of assets	-	-	-	-
Non-GAAP Cash Flow (1)	$845	$398	$2,468	$1,237
Divided by:
Production Volumes (MMBOE)	49.2	46.9	148.1	147.8
Non-GAAP Cash Flow Margin ($/BOE)	$17.17	$8.49	$16.66	$8.37
(1)	The third quarter and first nine months of 2021 include restructuring costs of $2 million and $13 million, respectively (2020 - $7 million and $88 million, respectively).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2021	2020	2021	2020

Total Operating Expenses	$1,789	$2,696	$5,245	$9,365
Deduct (add back):
Market optimization operating expenses	808	380	2,245	1,224
Corporate & other operating expenses	1	-	1	(2)
Depreciation, depletion and amortization	297	406	916	1,433
Impairments	-	1,336	-	4,863
Accretion of asset retirement obligation	5	8	17	26
Long-term incentive costs	31	2	112	(8)
Restructuring and legal costs	6	7	37	88
Current expected credit losses	-	(1)	(1)	1
Total Costs	$641	$558	$1,918	$1,740
Divided by:
Production Volumes (MMBOE)	49.2	46.9	148.1	147.8
Total Costs ($/BOE) (1)	$13.03	$11.85	$12.97	$11.77
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	September 30, 2021	December 31, 2020

Long-Term Debt, including current portion	$4,791	$6,885
Total Shareholders’ Equity	3,797	3,837
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$16,334	$18,468
Debt to Adjusted Capitalization	29%	37%

Net Debt and Net Debt to Adjusted EBITDA

Net Debt and Net Debt to Adjusted EBITDA are non-GAAP measures whereby Net Debt is defined as long-term debt, including the current portion, less cash and cash equivalents and Adjusted EBITDA is defined as trailing 12-month net earnings (loss) before income taxes, depreciation, depletion and amortization, impairments, accretion of asset retirement obligation, interest, unrealized gains/losses on risk management, foreign exchange gains/losses, gains/losses on divestitures and other gains/losses.

Management believes this measure is useful to the Company and its investors as a measure of financial leverage and the Company’s ability to service its debt and other financial obligations. This measure is used, along with other measures, in the calculation of certain financial performance targets for the Company’s management and employees.

($ millions, except as indicated)	September 30, 2021	December 31, 2020

Long-Term Debt, including current portion	$4,791	$6,885
Less:
Cash and cash equivalents	8	10
Net Debt	4,783	6,875

Net Earnings (Loss)	(582)	(6,097)
Add back (deduct):
Depreciation, depletion and amortization	1,317	1,834
Impairments	717	5,580
Accretion of asset retirement obligation	20	29
Interest	355	371
Unrealized (gains) losses on risk management	1,612	204
Foreign exchange (gain) loss, net	(49)	17
(Gain) loss on divestitures, net	-	-
Other (gains) losses, net	(38)	(55)
Income tax expense (recovery)	(203)	367
Adjusted EBITDA (trailing 12-month)	$3,149	$2,250
Net Debt to Adjusted EBITDA (times)	1.5	3.1

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

	September 30, 2021
(US$ millions)	10% Price Increase	10% Price Decrease

Crude oil price	$(241)	$221
NGL price	(12)	12
Natural gas price	(260)	256

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$5		$19
Transportation and Processing Expense (1)	11	$0.22	49	$0.33
Operating Expense (1)	1	0.03	6	0.04
Administrative Expense	3	0.06	13	0.09
Depreciation, Depletion and Amortization (1)	6	0.12	27	0.18

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2021, Ovintiv has entered into $88 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3720 to US$1, which mature monthly through the remainder of 2021 and $100 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2820 to US$1, which mature monthly throughout 2022.

As at September 30, 2021, Ovintiv did not have any U.S. dollar denominated long-term debt or finance lease obligations issued from Canada that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	September 30, 2021
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$(83)	$102

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

As at September 30, 2021, the Company had no floating rate debt and there were no interest rate derivatives outstanding.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Ovintiv’s internal control over financial reporting during the third quarter of 2021 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)

On November 1, 2021, Ovintiv entered into that certain Change in Control Agreement (effective August 1, 2021) with Brendan M. McCracken, President and Chief Executive Officer.  A copy of the Change in Control Agreement is attached as an exhibit hereto and incorporated herein by reference.

b)	On November 1, 2021, Ovintiv entered into an amendment to Section 4 of the previously filed Change in Control Agreement with each of the following executives:
i.	Corey D. Code, Executive Vice President and Chief Financial Officer
ii.	Gregory D. Givens, Executive Vice President and Chief Operating Officer
iii.	Joanne L. Cox, Executive Vice President, General Counsel and Corporate Secretary
iv.	Rachel M. Moore, Executive Vice President, Corporate Services
v.	Renee E. Zemljak, Executive Vice President, Midstream, Marketing and Fundamentals

Each amendment, among other things, modifies the calculation of the lump sum bonus payment entitled to each executive, as applicable, following a change in control event at the Corporation. Copies of each amendment are attached as exhibits hereto and incorporated herein by reference.

Item 6. Exhibits

Exhibit No	Description
10.1*	Change in Control Agreement between Ovintiv Inc. and Brendan M. McCracken effective August 1, 2021.
10.2*	First Amendment to Change in Control Agreement between Ovintiv Inc. and Corey D. Code effective November 1, 2021.
10.3*	First Amendment to Change in Control Agreement between Ovintiv Inc. and Gregory D. Givens effective November 1, 2021.
10.4*	First Amendment to Change in Control Agreement between Ovintiv Inc. and Joanne L. Cox effective November 1, 2021.
10.5*	First Amendment to Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective November 1, 2021.
10.6*	First Amendment to Change in Control Agreement between Ovintiv Inc. and Renee E. Zemljak effective November 1, 2021.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

* Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: November 4, 2021

