Form 10-K
period 2021-12-31
Ovintiv Inc.
filed 2022-02-25
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2021	$8,216,326,855
Number of registrant’s shares of common stock outstanding as of February 18, 2022, at $0.01 par value	256,769,168

Documents Incorporated by Reference

Portions of registrant’s definitive proxy statement (“Proxy Statement”) for the registrant’s 2022 annual meeting of shareholders to be held May 4, 2022 (to be filed with the Securities and Exchange Commission prior to May 4, 2022) are incorporated by reference in Part III of this Annual Report on Form 10-K.

Auditor Firm ID: 271    Auditor Name: PricewaterhouseCoopers LLP     Auditor Location: Calgary, Alberta, Canada

OVINTIV INC.

FORM 10-K

DEFINITIONS

Unless the context otherwise requires or otherwise expressly stated, all references in this Annual Report on Form 10‑K to “Ovintiv,” the “Company,” “us,” “we,” “our” and “ours,” (i) for periods until the Reorganization (as hereinafter defined), refer to Encana Corporation and its consolidated subsidiaries and (ii) for periods after the Reorganization, refer to Ovintiv Inc. and its consolidated subsidiaries. In addition, the following are other abbreviations and definitions of certain terms used within this Annual Report on Form 10-K:

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

The term “Core Assets” refer to plays that have a deep inventory of drilling opportunities and are the primary focus of Ovintiv’s capital investment and development, providing a competitive and efficient profile. Ovintiv continually reviews and evaluates its strategy and changing market conditions in order to maximize cash flow generation from the Core Assets located in some of the best plays in North America.

References to information contained on the Company’s website at www.ovintiv.com are not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K, and the other documents incorporated herein by reference, contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Annual Report on Form 10‑K, and the other documents incorporated herein by reference, the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Forward-looking statements include statements regarding: expectations of plans, strategies and objectives of the Company, including anticipated development activity and investment levels; the Company’s Core Assets, including the composition of Core Assets and the anticipated capital returns associated with Core Assets; the Company’s capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength; the benefits of the Company’s multi-basin portfolio, including operational and commodity flexibility, and the ability to repeat and deploy successful operational learnings; the Company’s ability to maximize cash flow and the application of excess cash flows to reduce long-term debt; the ability of the Company to timely meet and maintain certain targets contained in the Company’s corporate guidance, including with respect to capital efficiency, cash flow generation, debt reduction and leverage, the return of capital to shareholders, oil, NGLs and natural gas production, GHG emissions and ESG performance; the ability of the Company to lower costs and improve capital and operating efficiencies, and the ability to maintain such cost savings and efficiencies; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, Simul-Frac techniques and other new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated well inventory, drilling costs and cycle times; the Company’s ability to optimize well completion designs, including changes to horizontal lateral lengths, water and proppant volumes, number of frac stages, and well spacing and stacking; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; estimates of the Company’s oil, NGLs and natural gas reserves and recoverable quantities; the Company’s expected oil, NGLs and natural gas production and commodity mix, including growth of high margin liquids volumes; future interest expense; the Company’s ability to access credit facilities and other sources of liquidity to meet financial obligations throughout commodity price cycles; the Company’s ability to manage debt and financial ratios, finance growth and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity price, interest rate and foreign exchange fluctuations, the volume of oil, NGLs and natural gas production hedged, and the markets or physical sales locations hedged; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation, including the costs thereof; adequacy of provisions for abandonment and site reclamation costs; the Company’s operational and financial flexibility, discipline and ability to respond to evolving market conditions; the declaration and payment of future dividends and the anticipated repurchase the Company’s outstanding common shares; the adequacy of the Company’s provision for taxes and legal claims; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; the competitiveness of the Company against its peers, including with respect to capital, materials, people, assets and production; global oil, NGL and natural gas inventories and global demand for oil, NGL and natural gas; the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment; anticipated staffing levels; anticipated payments related to the Company’s commitments, obligations and contingencies, and the ability to satisfy the same; and the possible impact of accounting and tax pronouncements, rule changes and standards.

Readers are cautioned against unduly relying on forward-looking statements which, by their nature, involve numerous assumptions and are subject to both known and unknown risks and uncertainties (many of which are beyond our control) that may cause such statements not to occur, or actual results to differ materially and/or adversely from those expressed or implied. These assumptions include: future commodity prices and basis differentials; future foreign exchange rates; the ability of the Company to access credit facilities and shelf prospectuses; assumptions contained in the Company’s corporate guidance; data contained in key modeling statistics; the availability of attractive commodity or financial hedges and the enforceability of risk management programs; the Company’s ability to capture and maintain gains in productivity and efficiency; benefits from technology and innovations; expectations that counterparties will fulfill their obligations pursuant to gathering, processing, transportation and marketing agreements; access to adequate gathering, transportation, processing and storage facilities; assumed tax, royalty and regulatory regimes; expectations and projections made in light of, and generally consistent with, the Company’s historical experience and its perception of historical industry trends, including with respect to the pace of technological development; and the other assumptions contained herein.

Risks and uncertainties that may affect the Company’s financial or operating performance include: market and commodity price volatility, including widening price or basis differentials, and the associated impact to the Company’s stock price, credit rating, financial condition, oil, NGLs and natural gas reserves and access to liquidity; uncertainties, costs and risks involved in our operations, including hazards and risks incidental to both the drilling and completion of wells and the production, transportation, marketing and sale of oil, NGL and natural gas; availability of equipment, services, resources and personnel required to perform the Company’s operating activities; suspension of or changes to corporate guidance, and associated impacts to production and cash flows; our ability to generate sufficient cash flow to meet our obligations and reduce debt; the impact of a pandemic, epidemic or other widespread outbreak of an infectious disease (such as the ongoing COVID-19 pandemic) on commodity prices and the Company’s operations, including maintaining adequate staffing levels, securing operational inputs, executing all or a portion of our business plan and managing cyber-security risks associated with remote work; our ability to secure adequate transportation and storage for oil, NGL and natural gas, as well as access to end markets or physical sales locations; interruptions to oil, NGLs and natural gas production, including potential curtailments of gathering, transportation or refining operations; variability and discretion of the Company’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; the timing and costs associated with drilling and completing wells, and the construction of well facilities and gathering and transportation pipelines; business interruption, property and casualty losses (including weather related losses) or unexpected technical difficulties and the extent to which insurance covers any such losses; risks associated with decommissioning activities, including timing and costs thereof; counterparty and credit risk; the actions of members of OPEC and other state-controlled oil companies with respect to oil, NGLs and natural gas production and the resulting impacts on oil, NGLs and natural gas prices; changes in our credit rating and its effect on our ability to access liquidity, including the costs thereof; changes in political or economic conditions in the U.S. and Canada, including fluctuations in foreign exchange rates, tariffs, taxes, interest rates and inflation rates; failure to achieve or maintain our cost and efficiency initiatives; risks associated with technology, including electronic, cyber and physical security breaches; changes in royalty, tax, environmental, GHG, carbon, accounting and other laws, rules or regulations or the interpretations thereof; our ability to timely obtain environmental or other necessary government permits or approvals; the Company’s ability to utilize U.S. net operating loss carryforwards and other tax attributes; risks associated with existing and potential lawsuits and regulatory actions made against the Company, including with respect to environmental liabilities and other liabilities that are not adequately covered by an effective indemnity or insurance; risks related to the purported causes and impact of climate change, and the costs therefrom; the impact of disputes arising with our partners, including the suspension of certain obligations and the inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional oil, NGLs and natural gas reserves; imprecision of oil, NGLs and natural gas reserves estimates and estimates of recoverable quantities, including the impact to future net revenue estimates; land, legal, regulatory and ownership complexities inherent in the U.S., Canada and other applicable jurisdictions; risks associated with past and future acquisitions or divestitures of oil and natural gas assets, including the receipt of any contingent amounts contemplated in the transaction agreements (such transactions may include third-party capital investments, farm-ins, farm-outs or partnerships, which the Company may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which the Company may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form); our ability to repurchase the Company’s outstanding shares of common stock, including risks associated with obtaining any necessary stock exchange approvals; the existence of alternative uses for the Company’s cash resources which may be superior to the payment of dividends or effecting repurchases of the Company’s outstanding shares of common stock; risks and uncertainties described in Item 1A. Risk Factors of this Annual Report on Form 10‑K; and other risks and uncertainties impacting the Company’s business as described from time to time in the Company’s other periodic filings with the SEC or Canadian securities regulators.

Readers are cautioned that the assumptions, risks and uncertainties referenced above, and in the other documents incorporated herein by reference, are not exhaustive. Although the Company believes the expectations represented by its forward-looking statements are reasonable based on the information available to it as of the date such statements are made, forward-looking statements are only predictions and statements of our current beliefs and there can be no assurance that such expectations will prove to be correct. All forward-looking statements contained in this Annual Report on Form 10‑K are made as of the date of this document (or in the case of a document incorporated herein by reference, the date of such document) and, except as required by law, the Company undertakes no obligation to update publicly or revise any forward-looking statements. The forward-looking statements contained or incorporated by reference in this Annual Report on Form 10‑K, and all subsequent forward-looking statements attributable to the Company, whether written or oral, are expressly qualified by these cautionary statements.

The reader should carefully read the risk factors described in Item 1A. Risk Factors of this Annual Report on Form 10‑K, and in the other documents incorporated herein by reference, for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Items 1 and 2. Business and Properties

GENERAL

Ovintiv is a leading North American oil and natural gas exploration and production company that is focused on developing its multi-basin portfolio of top tier oil and natural gas assets located in the United States and Canada. Ovintiv's operations also include the marketing of oil, NGLs and natural gas. As at December 31, 2021, all of the Company’s reserves and production were located in North America.

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

STRATEGY AND APPROACH

Ovintiv is one of the largest producers of oil, NGLs and natural gas in North America. The Company is committed to safely producing products to drive progress and improve lives with respect and responsibility. Ovintiv’s products provide energy, which in turn supports better education, healthcare and equality opportunities. Ovintiv looks to pioneer innovative ways to provide safe, reliable and affordable energy.

The Company’s culture is unique and underpinned by our values. Ovintiv has a track record of driving efficiency in every part of its business. The Company manages risk by continuously driving efficiency gains, creating optionality from a high-quality multi-basin and multi-product portfolio, building flexibility into commercial agreements and an active fundamentals team that provides commodity price risk management, with results being delivered in a socially and environmentally responsible manner.

Ovintiv aims to be the leading North American producer of oil, NGLs and natural gas by generating free cash flow and delivering quality returns of both cash to shareholders and on the capital the Company invests in its multi-basin portfolio. The pillars that support the execution of the Company’s strategy include:

•

Execution Excellence - The Company is a leader in horizontal drilling utilizing cube development and innovative completions methods that leverage advanced technology. Applicable technologies and operating practices are quickly deployed across the Company’s multi-basin portfolio to achieve a competitive advantage. Technology and innovation enable Ovintiv to reduce development risks, enhance capital and operating efficiencies, and sustainably enhance margins and returns while minimizing its environmental footprint. Ovintiv strives to be a leading operator and has a historical track record of safely delivering quality returns through the commodity price cycle.

•

Disciplined Capital Allocation - Ovintiv’s capital investment strategy focuses on a limited number of Core Assets to generate cash flow and quality returns. Ovintiv’s investment strategy is flexible, allowing for capital programs to be quickly right-sized in response to the macro commodity-price environment, which preserves excess cash flow to return to shareholders and maintains balance sheet strength.

In the fourth quarter of 2021, Ovintiv initiated an innovative capital allocation framework, whereby 25 percent of the Company’s Non-GAAP Cash Flow in excess of capital expenditures and base dividend is returned to shareholders. For further information on the capital allocation framework, refer to Item 5 of this Annual Report on Form 10-K.

•

Commercial Acumen & Risk Management - While Ovintiv’s multi-product, multi-basin portfolio and capital investment strategy provide optionality and flexibility, the Company also leverages its innovative supply chain and market fundamentals expertise to support capital allocation and quickly respond in a dynamic commodity price environment. The Company actively monitors and manages market volatility through diversification of price risks and market access risks to enhance margins and returns.

•

Drive Environmental, Social and Corporate Governance Progress - Ovintiv embraces stakeholder and societal expectations to continue to grow and change in response to climate change, diversity, equity, inclusion and governance. Ovintiv believes that strong ESG performance can directly contribute to increased efficiency, economic performance, value creation and sustainability. Since 2005, the Company has published an annual Sustainability Report which communicates Ovintiv’s ESG performance and tracks progress on key issues important to stakeholders. Additional information on Ovintiv’s ESG practices can be found on the Company’s sustainability website at sustainability.ovintiv.com.

As part of the Company’s commitment to foster innovation and drive emissions reductions, Ovintiv has established an emissions reduction task force chaired by the Company’s Chief Operations Engineer with the purpose of identifying and evaluating operational emission reduction opportunities and other environmental improvements. The Company has focused on improving wellsite and completions designs to reduce fluid usage, methane venting and fugitive emissions. Moreover, Ovintiv has looked to foster collaboration with third party partners, such as government and other organizations to knowledge share and further advance future potential emission reduction technology.

In addition, Ovintiv announced a new commitment to reduce Scope 1 and 2 GHG emissions intensity by 50 percent compared to 2019 levels, to be achieved within the next eight years. This new emissions reduction target is also tied to the Company’s employees’ annual compensation program.

The foundation of the Company’s strategy is built upon the following elements:

•

Top Tier Multi-Basin Assets - The Company holds a multi-basin portfolio of prolific oil and liquids rich plays in North America, including: the Permian in west Texas, the Anadarko in west-central Oklahoma and the Montney in northeast British Columbia and northwest Alberta. Ovintiv’s multi-basin portfolio both diversifies risk and provides optionality due to the commodity mix of the Company’s plays and their geographic locations. As of December 31, 2021, the Company’s estimated net proved reserves comprised approximately 25 percent oil, 27 percent NGLs, which includes seven percent plant condensate, and 48 percent natural gas.

•	Financial Strength - The Company has ample access to liquidity to allow the business to be managed through the commodity price cycles.

Currently, the Company has access to committed credit facilities totaling $4 billion maturing in July 2024, at attractive rates. During 2021, Ovintiv reduced total long-term debt by over $2.1 billion and is targeting a Net Debt balance of $3 billion. The Company expects to achieve its Net Debt target in the second half of 2022, assuming commodity prices of $85.00 per barrel for WTI oil and $4.50 per MMBtu for NYMEX natural gas.

•

People and Values - Ovintiv’s core values of one, agile, innovative and driven guide the Company’s actions. The foundational values of integrity, safety, sustainability, trust and respect guide the organization’s behavior and define expectations in the workplace. Ovintiv takes pride not only in what the Company achieves, but also in how its goals are accomplished.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K for the impact and response of the coronavirus pandemic during 2021 on the Company.

REPORTING SEGMENTS

Ovintiv’s operations are focused on the finding and development of oil, NGLs and natural gas reserves. The Company is also focused on creating and capturing additional value through its market optimization segment. The Company conducts a substantial portion of its business through subsidiaries. Ovintiv’s operating and reportable segments are: (a) USA Operations; (b) Canadian Operations; and (c) Market Optimization.

•

USA Operations includes the exploration for, development of, and production of oil, NGLs, natural gas and other related activities within the U.S. Core Assets that are part of Ovintiv’s strategic development focus include: Permian in west Texas and Anadarko in west-central Oklahoma. Other Upstream Operations comprise assets that are not part of Ovintiv’s current strategic focus and primarily include: Bakken in North Dakota and Uinta in central Utah. The Company’s Eagle Ford assets in south Texas were sold in the second quarter of 2021.

•

Canadian Operations includes the exploration for, development of, and production of oil, NGLs, natural gas and other related activities within Canada. Core Assets that are part of Ovintiv’s strategic development focus include Montney in northeast British Columbia and northwest Alberta. Other Upstream Operations comprise assets that are not part of Ovintiv’s current strategic focus and primarily include: Horn River in northeast British Columbia and Wheatland in southern Alberta. The Company’s Duvernay assets in west-central Alberta were sold in the second quarter of 2021.

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

OIL AND NATURAL GAS PROPERTIES AND ACTIVITIES

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

The Company’s plays including, “Permian”, “Anadarko”, “Bakken”, “Uinta”, “Montney”, “Horn River” and “Wheatland” refer to the specific areas and locations in which Ovintiv holds an interest in the acreage.

USA Operations

Overview: In 2021, the USA Operations had total capital investment of approximately $1,125 million, drilled approximately 148 net wells primarily in Permian and Anadarko and production averaged approximately 140.0 Mbbls/d of oil, approximately 78.0 Mbbls/d of NGLs and approximately 490 MMcf/d of natural gas. At December 31, 2021, the USA Operations had an established land position of approximately 929,000 net acres including approximately 152,000 net undeveloped acres. The USA Operations accounted for 66 percent of upstream production revenues, excluding the impacts of hedging, and 63 percent of total proved reserves as at December 31, 2021.

During 2021, the Company divested its Eagle Ford assets, which included approximately 42,000 net acres, for proceeds of $764 million, after closing adjustments.

The following tables summarize the USA Operations landholdings, producing wells and daily production as at and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres at December 31, 2021)	Gross	Net	Gross	Net	Gross	Net
Permian	104	97	24	9	128	106	83%
Anadarko	540	345	16	7	556	352	63%
Other Upstream Operations (2)
Bakken	99	65	7	7	106	72	68%
Uinta	233	192	22	17	255	209	82%
Other (3)	173	78	267	112	440	190	43%
Total USA Operations	1,149	777	336	152	1,485	929	62%

(1)	Excludes interests in royalty acreage.
(2)	Other Upstream Operations comprises assets that are not part of the Company’s strategic focus.
(3)	Other may include assets where the Company may pursue growth opportunities.

Producing Wells	Oil		Natural Gas		Total
(number of wells at December 31, 2021) (1)	Gross	Net	Gross	Net	Gross	Net
Permian	1,658	1,560	13	10	1,671	1,570
Anadarko	1,709	728	457	115	2,166	843
Other Upstream Operations (2)
Bakken	643	254	32	1	675	255
Uinta	1,432	1,121	17	9	1,449	1,130
Other (3)	-	-	94	77	94	77
Total USA Operations	5,442	3,663	613	212	6,055	3,875

(1)	Figures exclude wells capable of producing, but not producing.
(2)	Other Upstream Operations comprises assets that are not part of the Company’s strategic focus.
(3)	Other may include assets where the Company may pursue growth opportunities.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Permian	68.5	63.2	3.0	2.6	24.6	22.7	27.6	25.3	132	124
Anadarko	39.5	43.0	6.2	6.6	35.9	39.2	42.1	45.8	301	331
Other Upstream Operations (1)
Eagle Ford (2)	5.8	17.7	0.3	1.0	1.3	4.2	1.6	5.2	10	31
Bakken	13.3	16.1	0.8	0.7	5.0	3.6	5.8	4.3	30	28
Uinta	12.7	10.7	0.2	0.1	0.6	0.5	0.8	0.6	12	11
Other (3)	0.2	0.2	-	0.1	0.1	0.1	0.1	0.2	5	4
Total USA Operations	140.0	150.9	10.5	11.1	67.5	70.3	78.0	81.4	490	529

(1)	Other Upstream Operations comprises assets that are not part of the Company’s strategic focus.
(2)	Eagle Ford was divested during the second quarter of 2021.
(3)	Other may include assets where the Company may pursue growth opportunities.

Permian

Permian is an oil play located in west Texas in Midland, Martin, Howard, Glasscock and Upton counties. The properties within the play are characterized by exposure of up to 10 potential producing horizons spanning approximately 3,000 feet of stratigraphy or stacked pay, an extensive production history and developed infrastructure. At December 31, 2021, the Company controlled approximately 106,000 net acres in the play. The current focus of development is on the Spraberry and Wolfcamp formations in the Midland basin, where Ovintiv holds a large position. During 2021, the Company drilled 80 horizontal net wells. In 2021, production averaged approximately 68.5 Mbbls/d of oil, approximately 27.6 Mbbls/d of NGLs and approximately 132 MMcf/d of natural gas.

The Company is focused on capturing efficiency improvements and maximizing liquids and natural gas recovery by accessing layers of the stacked pay simultaneously using the cube development model. This approach utilizes multi-well pads, multi-rig spreads and frac spreads running in parallel to optimize cycle times and increase capital efficiency, while minimizing the surface footprint. Cost reductions and improved cycle times were also achieved through innovative strategies, including the use of Simul-Frac techniques, which is the process of fracking pairs of wells at the same time instead of a single well, optimization of facility designs and the use of locally sourced wet sand in completions activities. The Company’s focus on innovation and efficiency decreased drilling and completions costs by approximately 10 percent compared to the prior year.

Oil and natural gas facilities include field gathering systems, storage batteries, saltwater disposal systems, separation equipment and pumping units. The majority of Ovintiv’s acreage and associated oil production is dedicated to a pipeline gathering agreement, which has a total remaining term of 12 years with optional renewal terms. In the event of pipeline capacity constraints, Ovintiv’s oil production is trucked by various third parties. Natural gas is delivered by the Company to the purchaser’s meter and pipeline interconnection point in the field.

Anadarko

Anadarko is a liquids rich play located in west-central Oklahoma in Blaine, Canadian, Custer, Dewey, Garvin, Grady, Kingfisher, Major, McClain and Stephens counties. The majority of the Anadarko properties are located in the black oil window of the STACK which comprises the Woodford, Meramec and Osage formations spanning up to 800 feet of stratigraphy and in the SCOOP which comprises the Woodford, Sycamore, Caney and Springer formations spanning up to 1,150 feet of stratigraphy. The play is characterized by silt, shale and carbonate formations which provide multiple potential oil and natural gas targets making the play ideal for cube development and long laterals. At December 31, 2021, the Company controlled approximately 352,000 net acres in the play, with development currently targeting liquids rich prospects in the Woodford, Springer, Meramec and Caney formations. During 2021, the Company drilled 51 horizontal net wells. In 2021, production averaged approximately 39.5 Mbbls/d of oil, approximately 42.1 Mbbls/d of NGLs and approximately 301 MMcf/d of natural gas.

Since acquiring the asset in February 2019, the Company has significantly reduced cycle times; decreased drilling and completion costs by utilizing cube development, Simul-Frac techniques, and locally sourced wet sand; and enhanced performance through optimizing artificial gas lift. The Company’s focus on innovation and efficiency decreased drilling and completions costs by approximately 39 percent since acquiring the asset in February 2019. In addition to reducing costs, locally sourced wet sand has reduced sand related CO2 emissions as well as airborne silica dust at the workplace and in surrounding communities.

The play has significant existing infrastructure and has ample access to major pricing hubs, including Cushing, Oklahoma, the U.S. Gulf Coast, Mont Belvieu, Texas and Conway, Kansas, and a number of Mid-Continent natural gas pipelines. The Company’s oil and natural gas production is gathered at various production facilities, with the majority of oil subsequently transported to sales points by pipeline or sold at and trucked from tank batteries. The majority of Ovintiv’s acreage and associated production is dedicated to long-term gathering and processing agreements with various third parties, which have remaining terms ranging from three to 10 years.

Other Upstream Operations

Bakken

Bakken is an oil play located primarily in McKenzie and Dunn counties of North Dakota, and in Richland county of Montana. The focus of development includes targets in the Bakken and Three Forks formations. During 2021, the Company continued to focus on maximizing liquids and natural gas recovery through spacing and stacking optimization, improving wellbore design and optimizing completions, which reduced costs and improved well performance.

At December 31, 2021, the Company controlled approximately 72,000 net acres in the play. During 2021, the Company drilled 11 horizontal net wells. Production averaged approximately 13.3 Mbbls/d of oil, approximately 5.8 Mbbls/d of NGLs and approximately 30 MMcf/d of natural gas.

The majority of Ovintiv’s acreage and associated production is dedicated to a gathering and processing agreement, which has a remaining term of 10 years. Ovintiv uses a combination of pipelines and trucks to transport oil to sales points.

Uinta

Uinta is an oil play located in northeastern Utah primarily in Duchesne and Uintah counties. The Uinta basin provides a deep inventory of multiple stacked oil horizons with approximately 2,600 feet of oil saturated reservoir rock. At December 31, 2021, the Company controlled approximately 209,000 net acres in the play. During 2021, the Company drilled six horizontal net wells. Production averaged approximately 12.7 Mbbls/d of oil, approximately 0.8 Mbbls/d of NGLs and approximately 12 MMcf/d of natural gas.

During 2021, the Company drilled six gross wells on two pads utilizing cube development which captured capital efficiencies.

Oil production from Uinta is waxy, ranging from yellow to black, and is transported primarily by truck due to the high heat pour point characteristics of the oil. The Company has oil volume minimum delivery commitments with one refinery in the Salt Lake City area through 2025. Oil production that is not subject to sales commitments is sold monthly in spot markets or transported by rail to other markets, mainly the Gulf Coast.

Canadian Operations

Overview: In 2021, the Canadian Operations had total capital investment of approximately $391 million, drilled approximately 85 horizontal net wells primarily in Montney and production averaged approximately 56.5 Mbbls/d of oil and NGLs and approximately 1,066 MMcf/d of natural gas. At December 31, 2021, the Canadian Operations had an established land position of approximately 1.3 million net acres including approximately 773,000 net undeveloped acres. The Canadian Operations accounted for 34 percent of upstream production revenues, excluding the impacts of hedging, and 37 percent of total proved reserves as at December 31, 2021.

During 2021, the Company divested of approximately 264,000 net acres primarily in Duvernay for proceeds of $238 million, after closing adjustments.

The following tables summarize the Canadian Operations landholdings, producing wells and daily production as at and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres at December 31, 2021)	Gross	Net	Gross	Net	Gross	Net
Montney	547	367	600	385	1,147	752	66%
Other Upstream Operations (2)	174	123	518	388	692	511	74%
Total Canadian Operations	721	490	1,118	773	1,839	1,263	69%

(1)	Excludes interests in royalty acreage.
(2)	Other primarily includes Wheatland and Horn River, as well as assets where the Company may pursue growth opportunities.

Producing Wells	Oil		Natural Gas		Total
(number of wells at December 31, 2021) (1)	Gross	Net	Gross	Net	Gross	Net
Montney	7	6	1,738	1,389	1,745	1,395
Other Upstream Operations (2)	6	5	557	466	563	471
Total Canadian Operations	13	11	2,295	1,855	2,308	1,866

(1)	Figures exclude wells capable of producing, but not producing.
(2)	Other primarily includes Wheatland and Horn River.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Montney	0.1	0.1	39.6	37.1	15.7	13.9	55.3	51.0	1,020	918
Other Upstream Operations
Duvernay (1)	0.2	0.5	0.8	3.9	0.1	1.1	0.9	5.0	10	41
Other (2)	-	-	-	-	-	-	-	-	36	41
Total Canadian Operations	0.3	0.6	40.4	41.0	15.8	15.0	56.2	56.0	1,066	1,000

(1)	Duvernay was divested during the second quarter of 2021.
(2)	Other primarily includes Wheatland and Horn River.

Montney

Montney is primarily a condensate rich natural gas play located in northeast British Columbia and northwest Alberta. The play includes properties that are primarily located in the Montney formation, where Ovintiv is currently targeting the development of condensate-rich locations, but also includes landholdings with incremental producing formations such as Cadomin and Doig. The Montney formation is characterized by up to six stacked horizons spanning over 1,000 feet of stratigraphy and is being developed exclusively with horizontal well technology. In 2021, total production from the play averaged approximately 55.4 Mbbls/d of oil and NGLs and approximately 1,020 MMcf/d of natural gas. As at December 31, 2021, the Company controlled approximately 752,000 net acres and 385,000 net undeveloped acres in the play.

Ovintiv utilizes cube development which has provided sustained efficiencies resulting in reduced cycle times and well costs. During 2021, cost reductions and efficiencies were obtained through optimizing wellbore casing designs, improved wellsite design and enhancing gas lift through innovative automation technology. The Company’s focus on innovation and efficiency decreased drilling and completions costs by approximately 11 percent compared to the prior year and increased lateral lengths of wells drilled, where the longest lateral well drilled during the year was over 15,200 feet. In 2021, the Company drilled approximately 84 horizontal net wells.

Ovintiv has access to natural gas processing capacity of approximately 1,555 MMcf/d, of which approximately 1,340 MMcf/d is under contract with third parties under varying terms and duration and approximately 215 MMcf/d of processing capacity which is owned by the Company. In addition, Ovintiv has access to liquids handling capacity of approximately 125 Mbbls/d of which approximately 93 Mbbls/d is contracted with third parties under varying terms and duration, and approximately 32 Mbbls/d is owned by the Company.

Other Upstream Operations:

Horn River

Horn River is located in northeast British Columbia, where development was historically in the Horn River Basin shales (Muskwa, Otter Park and Evie), which are upwards of 500 feet thick. In 2021, the Company’s natural gas production averaged approximately 32 MMcf/d. As at December 31, 2021, the Company had approximately 48 net producing horizontal wells and controlled approximately 187,000 net acres in the play. Ovintiv owns an interest in natural gas compression capacity in Horn River of approximately 285 MMcf/d at various facilities in the area. Ovintiv has a take or pay commitment under the Cabin plant natural gas processing arrangement with a third party, which has a remaining term of 12 years.

Wheatland

Wheatland is located in southern Alberta and includes producing horizons primarily in the coals and sands of the Cretaceous Edmonton and Belly River Groups. As at December 31, 2021, the Company had approximately 423 net producing wells and controlled approximately 140,000 net acres in the play. In 2021, natural gas production averaged approximately 4 MMcf/d.

PROVED RESERVES AND OTHER OIL AND NATURAL GAS INFORMATION

The process of estimating oil, NGLs and natural gas reserves is complex and requires significant judgment. The Company’s estimates of proved reserves and associated future net cash flows were evaluated and prepared by the Company’s internal qualified reserves evaluators (“QREs”) and are the responsibility of management. As a result, Ovintiv has developed internal policies that prescribe procedures and standards to be followed for preparing, estimating and recording reserves in compliance with SEC definitions and regulations. Ovintiv’s policies assign responsibilities for compliance in booking reserves and require that reserve estimates be made by its QREs. QRE is defined as a registered professional licensed to practice engineering, geology, or geophysics and an individual who has a minimum of five years practical experience, with at least three recent years of experience in the evaluation of reserves.

Ovintiv’s Corporate Reserves Group, which consists of five staff, report to the Vice-President, Strategy, Corporate Reserves and Midstream who reports to Executive Vice-President & Chief Financial Officer. The Corporate Reserves Group is responsible for overseeing the internal preparation, review and approval of the reserves estimates and is separate and independent from the preparation of reserves estimates, which are prepared by operations’ teams who report to Ovintiv’s Executive Vice-President & Chief Operating Officer. The Corporate Reserves Group maintains Ovintiv’s internal policies that prescribe procedures and standards to be followed for preparing, estimating and recording reserves, which includes the Company’s reserves manual, and conducting periodic internal audits of the procedures, records and controls relating to the preparation of reserves estimates. Ovintiv’s QREs receive ongoing education on the fundamentals of SEC definitions and reserves reporting through the review of the Company’s reserves manual and internal training programs administered by the Corporate Reserves Group. The Corporate Reserves Group also oversees the engagement of independent qualified reserves evaluators (“IQREs”) or independent qualified reserves auditors (“IQRAs”), if any, retained by the Company.

As a member of the Corporate Reserves Group, the Company’s Director, Reserves is primarily responsible for overseeing the preparation of proved reserves estimates. The Director, Reserves has a Bachelor of Science with a degree in Petroleum Engineering from Colorado School of Mines and is a member of the Society of Petroleum Evaluation Engineers (Denver Chapter).

Annually, each play is reviewed in detail by the QREs, the Corporate Reserves Group, the Company’s executive officers and an internal Reserves Advisory Committee, as appropriate. The Corporate Reserves Group also conducts a separate review to ensure the effectiveness of the disclosure controls and that the reserves estimates are free from material misstatement. The final reserves estimates are reviewed by Ovintiv’s Reserves Committee of the Board of Directors (the “Reserves Committee”), for approval by the Board of Directors. The Reserves Committee comprises directors that are independent and familiar with estimating oil and natural gas reserves and disclosure requirements. The Reserves Committee provides additional oversight to the Company’s reserves process, meeting with management periodically to review the reserves process, the portfolio of properties, results and related disclosures. The Reserves Committee is also responsible for reviewing the qualifications and appointment of IQREs or IQRAs, if any, retained by the Company, including recommending the selection of such IQREs or IQRAs to the Board of Directors for its approval, and meets with such IQREs or IQRAs to review their reports.

For year-ended December 31, 2021, the Company involved IQRAs to audit the Company’s internal oil and natural gas reserve estimates for certain properties. In 2021, Netherland, Sewell & Associates, Inc. audited 43 percent of the Company’s estimated U.S. proved reserve volumes and McDaniel & Associates Consultants Ltd. audited 20 percent of the Company’s estimated Canadian proved reserve volumes. An audit of reserves is an examination of a company’s oil and natural gas reserves by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation methods and procedures.

Proved oil and natural gas reserves are those quantities of oil, natural gas and NGLs which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from known reservoirs under existing economic conditions, operating methods and government regulations. To be considered proved, oil and natural gas reserves must be economically producible before contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Also, the project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years.

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

In general, estimates of economically recoverable reserves and the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies, and future operating costs, all of which may vary materially from actual results. For those reasons, among others, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties and estimates of future net revenues associated with reserves may vary and such variations may be material. The actual production, revenues, taxes, and development and operating expenditures with respect to the reserves associated with the Company's properties may vary from the information presented herein, and such variations could be material.

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

The reserves and other oil and natural gas information set forth below has an effective date of December 31, 2021 and was prepared as of January 14, 2022. The audit reports prepared by the IQRAs are attached in Exhibits 99.1 and 99.2 of this Annual Report on Form 10-K.

The following table is a summary of the Company’s proved reserves and estimates of future net cash flows and discounted future net cash flows derived from proved reserves information can also be found in Note 28 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Proved Reserves

The table below summarizes the Company’s total proved reserves by oil, NGLs and natural gas and by geographic area for the year ended December 31, 2021 and other summary operating data.

	2021
	U.S.	Canada	Total
Proved Reserves: (1)
Oil (MMbbls):
Developed	291.0	0.7	291.7
Undeveloped	266.6	0.3	266.9
Total	557.5	1.1	558.6

Natural Gas Liquids (MMbbls):
Developed	264.3	84.5	348.8
Undeveloped	170.5	85.4	255.9
Total	434.7	170.0	604.7

Natural Gas (Bcf):
Developed	1,621	2,490	4,111
Undeveloped	915	1,543	2,458
Total	2,536	4,033	6,570

Total Proved Reserves (MMBOE):
Developed	825.5	500.3	1,325.7
Undeveloped	589.5	343.0	932.5
Total	1,415.0	843.3	2,258.2

Percent Proved Developed	58%	59%	59%
Percent Proved Undeveloped	42%	41%	41%

Production (MBOE/d)	299.7	234.2	533.9
Capital Investments (millions)	1,125	391	1,516
Total Net Productive Wells (2)	4,109	1,898	6,007
Standardized Measure of Discounted Net Cash Flows: (3)
Pre-Tax (millions)	16,300	5,454	21,754
Taxes (millions)	2,009	970	2,979
After-Tax (millions)	14,291	4,484	18,775

(1)	Numbers may not add due to rounding.
(2)	Total net productive wells includes producing wells and wells mechanically capable of production.
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

Changes to the Company’s proved reserves during 2021 are summarized in the table below:

	2021 (1)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Total (MMBOE)
Beginning of year	592.3	580.5	4,918	1,992.5
Revisions and improved recovery (2)	(78.0)	(50.3)	363	(67.8)
Extensions and discoveries	121.5	142.0	1,966	591.2
Purchase of reserves in place	2.6	2.5	13	7.3
Sale of reserves in place	(28.6)	(21.0)	(123)	(70.2)
Production	(51.2)	(49.0)	(568)	(194.9)
End of year	558.6	604.7	6,570	2,258.2
Developed	291.7	348.8	4,111	1,325.7
Undeveloped	266.9	255.9	2,458	932.5
Total	558.6	604.7	6,570	2,258.2

(1)	Numbers may not add due to rounding.
(2)	Changes in reserve estimates resulting from application of improved recovery techniques are included in revisions of previous estimates.

In 2021, the Company’s proved reserves increased by 265.7 MMBOE from 2020 primarily due to extensions and discoveries of 591.2 MMBOE from successful drilling and technical delineation, as well as new proved undeveloped locations resulting from updated development plans in Montney, Permian and Anadarko. Approximately 45 percent of the 2021 extensions and discoveries were oil, condensate and NGLs. Revisions and improved recovery of previous estimates were negative 67.8 MMBOE primarily due to changes in the approved development plan of 396.1 MMBOE, partially offset by positive performance revisions other than price of 160.6 MMBOE, higher 12-month average trailing prices of 144.5 MMBOE and 23.2 MMBOE from infill drilling locations.

Production for 2021 was 194.9 MMBOE. Purchases of 7.3 MMBOE were primarily properties with oil and liquids rich potential in the Permian. Sales of 70.2 MMBOE were primarily due to the divestitures of the Eagle Ford assets located in south Texas and Duvernay assets located in west central Alberta.

Proved reserves are estimated based on the average first-day-of-month prices during the 12-month period for the respective year. The average prices used to compute proved reserves at December 31, 2021 were WTI: $66.56 per bbl, Edmonton Condensate: C$83.69 per bbl, Henry Hub: $3.60 per MMBtu, and AECO: C$3.26 per MMBtu. Prices for oil, NGLs and natural gas are inherently volatile.

Proved Undeveloped Reserves

Changes to the Company’s proved undeveloped reserves during 2021 are summarized in the table below:

(MMBOE)	2021
Beginning of year	881.1
Revisions of prior estimates	(291.6)
Extensions and discoveries	502.7
Conversions to developed	(160.2)
Purchase of reserves in place	7.1
Sale of reserves in place	(6.5)
End of Year *	932.5

*	Numbers may not add due to rounding.

As of December 31, 2021, there are no proved undeveloped reserves that will remain undeveloped for five years or more.

Extensions and discoveries of 502.7 MMBOE of proved undeveloped reserves were the result of successful drilling and technical delineation, as well as new proved undeveloped locations resulting from updated development plans in the Permian, Montney and Anadarko. Revisions of prior estimates of proved undeveloped reserves were negative 291.6 MMBOE primarily due to development plan changes of 396.1 MMBOE. Development plan changes relate to specific locations that were previously planned to be drilled within five years but were subsequently shifted to a later development timeframe or removed and replaced with different locations that are included in extensions and discoveries. The downward revisions were partly offset by positive revisions of 66.2 MMBOE from improved well performance, 21.5 MMBOE from infill drilling locations and 16.8 MMBOE as a result of higher 12-month average trailing price.

Conversions of proved undeveloped reserves to proved developed status were 160.2 MMBOE, equating to 18 percent of the total prior year-end proved undeveloped reserves. Ovintiv’s five-year rolling average proved undeveloped conversion ratio is above 20 percent. Approximately 66 percent of proved undeveloped reserves conversions occurred in the Permian and Anadarko in the U.S. and 30 percent occurred in the Montney in Canada. The Company spent approximately $1,069 million to develop proved undeveloped reserves in 2021, of which approximately 79 percent related to the U.S. properties and 21 percent related to the Canadian properties.

Purchases of proved undeveloped reserves of 7.1 MMBOE and sales of proved undeveloped reserves of 6.5 MMBOE relate primarily to properties in the Permian.

Sales Volumes, Prices and Production Costs

The following table summarizes the Company’s production by final product sold, average sales price, and production cost per BOE for each of the last three years by geographic area:

	Production			Average Sales Price (1)			Average Production Cost (2)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Oil ($/bbl)	NGLs ($/bbl)	Natural Gas ($/Mcf)	($/BOE)
2021
USA (3)	51.1	28.5	179	65.69	30.32	3.71	9.12
Canada (4)	0.1	20.5	389	56.71	56.48	3.52	12.37
Total	51.2	49.0	568	65.67	41.28	3.58	10.55

2020
USA (3)	55.2	29.8	194	36.84	11.85	1.60	7.99
Canada (4)	0.2	20.5	367	32.58	29.37	2.01	11.45
Total	55.4	50.3	561	36.83	18.99	1.87	9.41

2019
USA (3)	59.2	28.6	200	56.19	15.83	1.90	8.54
Canada (4)	0.2	21.6	376	53.19	40.25	2.01	11.76
China (5)	0.6	-	-	66.37	-	-	23.95
Total	60.0	50.2	576	56.27	26.33	1.97	9.90

(1)	Excludes the impact of commodity derivatives.
(2)	Excludes ad valorem, severance and property taxes.
(3)

As at December 31, 2021, there was no production from fields that comprise greater than 15 percent of the Company’s total reserves. Annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves for the respective prior periods ended related to:

- Midland county in Permian: 2020 - 8.1 MMbbls of oil, 4.4 MMbbls of NGLs and 23 Bcf of natural gas; and 2019 - 10.2 MMbbls of oil, 4.2 MMbbls of NGLs and 22 Bcf of natural gas.

- Stack in Anadarko: 2019 - 13.2 MMbbls of oil, 10.0 MMbbls of NGLs and 72 Bcf of natural gas.

(4)

Annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to B.C. Montney: 2021 - 9.1 MMbbls of NGLs and 282 Bcf of natural gas; 2020 - 10.2 MMbbls of NGLs and 272 Bcf of natural gas; and 2019 - 12.5 MMbbls of NGLs and 283 Bcf of natural gas.

(5)

The Company acquired offshore China operations as part of the Newfield acquisition on February 13, 2019. Effective July 31, 2019, the Company terminated the production sharing contract with CNOOC and exited China. Production reported are presented for the period from February 14, 2019 through July 31, 2019.

Drilling and other exploratory and development activities (1, 2)

The following tables summarize the Company’s gross participation and net interest in wells drilled for the periods indicated by geographic area.

	Exploratory				Development				Total
	Productive		Dry		Productive		Dry		Productive		Dry
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2021
USA	-	-	-	-	180	148	-	-	180	148	-	-
Canada	1	1	-	-	114	84	-	-	115	85	-	-
Total	1	1	-	-	294	232	-	-	295	233	-	-

2020
USA	-	-	-	-	229	208	1	1	229	208	1	1
Canada	-	-	-	-	97	74	-	-	97	74	-	-
Total	-	-	-	-	326	282	1	1	326	282	1	1

2019
USA	-	-	-	-	392	236	-	-	392	236	-	-
Canada	1	1	-	-	125	91	-	-	126	92	-	-
Total	1	1	-	-	517	327	-	-	518	328	-	-

(1)	“Gross” wells are the total number of wells in which the Company has a working interest.
(2)	“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.

Drilling and other exploratory and development activities (1, 2)

The following table summarizes the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion by geographic area at December 31, 2021.

	Wells in the Process of Drilling or in Active Completion				Wells Suspended or Waiting on Completion (3)
	Exploratory		Development		Exploratory		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
USA	-	-	29	26	-	-	18	15
Canada	-	-	14	14	-	-	14	11
Total	-	-	43	40	-	-	32	26

(1)	“Gross” wells are the total number of wells in which the Company has a working interest.
(2)	“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)

Wells suspended or waiting on completion include exploratory and development wells where drilling has occurred, but the wells are awaiting the completion of hydraulic fracturing or other completion activities or the resumption of drilling in the future.

Oil and natural gas properties, wells, operations, and acreage

The following table summarizes the number of producing wells and wells mechanically capable of production by geographic area at December 31, 2021.

Productive Wells (1, 2)	Oil (3)		Natural Gas (4)		Total
	Gross	Net	Gross	Net	Gross	Net
USA	5,637	3,816	716	293	6,353	4,109
Canada	13	11	2,339	1,887	2,352	1,898
Total	5,650	3,827	3,055	2,180	8,705	6,007

(1)	“Gross” wells are the total number of wells in which the Company has a working interest.
(2)	“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)	Includes 5 gross oil wells (5 net oil wells) containing multiple completions.
(4)	Includes 859 gross natural gas wells (746 net natural gas wells) containing multiple completions.

The following table summarizes the Company’s developed, undeveloped and total landholdings by geographic area as at December 31, 2021.

Landholdings (1 - 7)		Developed		Undeveloped		Total
(thousands of acres)		Gross	Net	Gross	Net	Gross	Net
United States
	— Freehold	859	577	27	18	886	595
	— Federal	125	97	33	22	158	119
	— Fee	61	13	254	92	315	105
	— Tribal/Allotted	81	70	20	18	101	88
	— State	23	20	2	2	25	22
Total United States		1,149	777	336	152	1,485	929
Canada
	— Crown (8)	682	463	1,091	757	1,773	1,220
	— Freehold	38	26	24	13	62	39
	— Fee	1	1	3	3	4	4
Total Canada		721	490	1,118	773	1,839	1,263
Total		1,870	1,267	1,454	925	3,324	2,192

(1)

Fee lands are those lands in which the Company has a fee simple interest in the mineral rights and has either: (a) not leased out all the mineral zones; (b) retained a working interest; or (c) one or more substances or products that have not been leased. The current fee lands acreage summary includes all fee titles owned by the Company that have one or more zones that remain unleased or available for development.

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

(8)

Includes acreage related to the Deep Panuke natural gas field located offshore Nova Scotia. The Company has permanently ceased production and the offshore platform and associated infrastructure was decommissioned.

Of the total 2.2 million net acres, approximately 2.0 million net acres is held by production. The table above includes acreage subject to leases that will expire over the next three years: 2022 - approximately 161,000 net acres; 2023 - approximately 15,000 net acres; and 2024 - approximately 3,000 net acres, if the Company does not establish production or take any other action to extend the terms. For acreage that the Company intends to further develop, Ovintiv will perform operational and administrative actions to continue the lease terms that are set to expire. As a result, it is not expected that a significant portion of the Company’s net acreage will expire before such actions occur.

Title to Properties

As is customary in the oil and natural gas industry, a preliminary review of title records, which may include opinions or reports of appropriate professionals or counsel, is made at the time Ovintiv acquires properties. The Company believes that title to all of the various interests set forth in the above table is satisfactory and consistent with the standards generally accepted in the oil and natural gas industry, subject only to immaterial exceptions that do not detract substantially from the value of the interests or materially interfere with their use in Ovintiv’s operations. The interests owned by Ovintiv may be subject to one or more royalty, overriding royalty, or other outstanding interests (including disputes related to such interests) customary in the industry. The interests may additionally be subject to obligations or duties under applicable laws, ordinances, rules, regulations, and orders of arbitral or governmental authorities. In addition, the interests may be subject to burdens such as production payments, net profits interests, liens incident to operating agreements and current taxes, development obligations under oil and natural gas leases, and other encumbrances, easements, and restrictions, none of which detract substantially from the value of the interests or materially interfere with their use in the Company’s operations.

MARKETING ACTIVITIES

Market Optimization activities are managed by Ovintiv’s Midstream, Marketing & Fundamentals team, which is responsible for the sale of the Company’s proprietary production and enhancing the associated netback price. In marketing its production, Ovintiv looks to minimize market related curtailment, maximize realized prices and manage concentration of credit-risk exposure. Market Optimization activities include third party purchases and sales of product to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. In conjunction with certain divestitures, the Company has also agreed to market and transport certain portions of the acquirer’s production with remaining terms of less than one year.

Ovintiv’s produced oil, NGLs and natural gas, are primarily marketed to refiners, local distributing companies, energy marketing companies and aggregators. Prices received by Ovintiv are based primarily upon prevailing market index prices in the region in which it is sold. Prices are impacted by regional and global supply and demand and by competing fuels in such markets.

Ovintiv’s oil production is sold under short-term and long-term contracts that range up to four years or under dedication agreements, for which prices received by Ovintiv are based primarily upon the prevailing index prices in the relevant region where the product is sold. The Company also has firm transport contracts to deliver oil to other downstream markets. Ovintiv’s NGLs production is sold under short-term and long-term contracts that range up to seven years, or under dedication arrangements at the relevant market price at the time the product is sold. Ovintiv's natural gas production is sold under short-term and long-term delivery contracts with terms ranging up to two years in duration, at the relevant monthly or daily market price at the time the product is sold. The Company also has firm transport contracts to deliver natural gas production to other downstream markets, including Dawn.

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

The Company enters into various contractual agreements to sell oil, NGLs and natural gas, some of which require the delivery of fixed and determinable quantities. As of December 31, 2021, the Company was committed to deliver approximately 109,167 Mbbls of oil and approximately 98 MMcf of natural gas in the USA Operations and approximately 7,990 Mbbls of oil and NGLs and approximately 77 MMcf of natural gas in the Canadian Operations with varying contract terms. The Company has one oil minimum volume sales contract related to Uinta production in Utah. Given the limited access to transportation and refining facilities resulting from the paraffin content in Uinta oil production, volatility in commodity prices and changes in capital and development plans, deficiency fees incurred can vary and may be incurred on the remaining committed deliveries of 20 Mbbls/d through August 2025.

Certain transportation and processing commitments result in the following financial commitments:

($ millions)	1 Year	2-3 Years	4-5 Years	> 5 years	Total
Transportation & Processing
USA Operations
Oil & NGLs	56	113	117	74	360
Natural Gas	191	290	87	129	697
Total USA Operations	247	403	204	203	1,057

Canadian Operations
Oil & NGLs	88	173	156	178	595
Natural Gas	415	741	498	1,545	3,199
Total Canadian Operations	503	914	654	1,723	3,794
Total USA and Canadian Operations	750	1,317	858	1,926	4,851

In general, Ovintiv expects to fulfill its delivery commitments with oil, NGLs and natural gas production from proved developed reserves, with longer term delivery commitments to be filled from the Company’s proved undeveloped reserves. Where proved reserves are not sufficient to satisfy the Company’s delivery commitments, Ovintiv can and may use spot market purchases to satisfy the respective commitments. In addition, for the Company’s long-term transportation and processing agreements, Ovintiv also expects to fulfill delivery commitments from the future development of resources not yet characterized as proved reserves. Likewise, where delivery commitments are not transferred along with property divestitures, Ovintiv may market and transport certain portions of the acquirer’s production to meet the delivery requirements.

In addition, oil, NGLs and natural gas production from the Company’s reserves are not subject to any priorities or curtailments that may affect quantities delivered to its customers or any priority allocations or price limitations imposed by federal or state regulatory agencies, or any other factors beyond the Company’s control that may affect Ovintiv’s ability to meet contractual obligations other than those discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K.

MAJOR CUSTOMERS

In connection with the marketing and sale of the Company’s oil, NGLs and natural gas production and purchased product for the year ended December 31, 2021, the Company had one customer, Vitol Inc., which individually accounted for more than 10 percent of the Company’s consolidated revenues (2020 - one customer, Vitol Inc. and 2019 - one customer, Vitol Inc.). Ovintiv does not believe that the loss of any single customer would have a material adverse effect on the Company’s financial condition or results of operations. Further information on Ovintiv’s major customers is found in Note 2 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

COMPETITION

The Company’s competitors include national, integrated and independent oil and natural gas companies, as well as oil and natural gas marketers and other participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. All aspects of the oil and natural gas industry are highly competitive and Ovintiv actively competes with other companies in the industry, particularly in the following areas:

•	Exploration for and development of new sources of oil, NGLs and natural gas reserves;
•	Reserves and property acquisitions;
•	Transportation and marketing of oil, NGLs, natural gas and diluents;
•	Access to services and equipment to carry out exploration, development and operating activities; and
•	Attracting and retaining experienced industry personnel.

The oil and natural gas industry also competes with other industries focused on providing alternative forms of energy to consumers. Competitive forces can lead to cost increases or result in an oversupply of oil, NGLs or natural gas.

HUMAN CAPITAL

Ovintiv strives to be one of the most competitive energy companies in North America, bringing together the brightest minds and best technologies to fuel innovation and maximize operational performance and results. Recruiting, developing and retaining Ovintiv’s workforce is vital to the Company’s future success. Ovintiv has a history of hiring top industry talent and recruiting individuals from within and outside of the oil and natural gas industry who will thrive in the Company’s unique culture. The Company’s core values of one, agile, innovative and driven, and foundational values of integrity, safety, sustainability, trust and respect guide behaviour and define what Ovintiv expects of its employees in the workplace. These expectations reflect and support the Company’s corporate strategy, culture and organizational priorities. Ovintiv is committed to fair labor practices in its operations and adheres to all applicable workplace and employment standards.

At December 31, 2021, the Company employed 1,713 employees. The following table outlines our employees by geographic area.

Employees
U.S.	985
Canada	728
Total	1,713

The Company also engages a number of contractors and service providers.

Employee Development and Retention

Ovintiv’s success is the direct result of a talented workforce and the Company’s expectation to share ideas and work together to achieve company goals. Ovintiv’s culture is defined by constant innovation, promoting internal collaboration as a way for employees to implement successful strategies and best practices across the Company’s business. Opportunities are provided for Ovintiv’s employees to further develop leadership skills, technical and business skills through on-the-job work experiences and job rotations, development opportunities, networking and mentoring circles, as well as formal learning programs and instructor led workshops. The Company also offers new graduate and intern opportunities in both technical and professional disciplines to support the recruitment of top talent, hiring an average of 17 new graduates and 44 interns per year over the past three years. In addition, the Company has a robust approach to succession planning of key personnel which assesses the competencies, experience, leadership capabilities, and development opportunities of identified succession candidates.

Ovintiv’s compensation and benefits program is designed to attract and retain the talent necessary to achieve the Company’s business strategy by rewarding individual performance as well as company performance. The Company’s compensation model is tied to financial and operational metrics which align to Ovintiv’s strategic plan. In addition, the compensation philosophy is anchored by two key objectives: a) delivering competitive base salaries and benefits and b) rewarding short and long-term performance through the grant of an annual cash bonus and long-term incentive awards (“LTI awards”). LTI awards are primarily performance-based and are designed to incentivize delivery of the Company’s strategy and long-term value creation with the payout of these awards correlating to Ovintiv’s stock price performance. Settlement of certain awards can be either in shares of common stock or cash at the discretion of the Human Resources and Compensation Committee of the Board of Directors. Awards that settle in shares of common stock do not result in beneficial ownership until the awards are settled. See Note 22. Compensation Plans and Note 23. Pensions and Other Post-Employment Benefits to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2021, the average tenure of our employees is over nine years and voluntary turnover is less than six percent.

Diversity and Inclusion

The Company values diversity and fosters inclusion, believing that diverse perspectives and experience enhances Ovintiv’s overall effectiveness and performance. As part of the Company’s commitment to diversity and inclusion, Ovintiv has assembled an internal diversity, equity and inclusion working group accountable to the executive leadership team and made up of a broad representation of the Company’s workforce. The mandate of the group is to provide a sounding board for initiatives and communication. Ovintiv has also launched an inclusive network called Leveraging Inclusion, Networking and Knowledge (“LINK”), to help provide opportunities for all employees to engage, collaborate, learn and grow, in addition to fostering an environment where diverse perspectives are celebrated. In addition, formal training and resources have been provided to leaders of all levels on inclusive leadership and interrupting bias and have taken training on understanding the types of unconscious bias, and how they show up in the workplace.

Ovintiv strives to provide equal opportunity in recruitment, career development, promotion, training and rewards for its employees. The Company actively facilitates professional development for women and other minority groups through its internal diversity network, targeted succession planning and formal mentoring programs. In order to broaden the diversity of the Company’s talent pipeline, Ovintiv also participates in programs targeting diverse students in junior and high schools, with the purpose of advancing and strengthening its workforce.

Specific to gender diversity, women at Ovintiv comprised approximately 60 percent of the executive leadership team reporting to the Chief Executive Officer, approximately 32 percent of the senior leadership group and approximately 31 percent of all employees at December 31, 2021.

Employee Safety & Wellness

Safety is a foundational value at Ovintiv. Ensuring safety of employees, suppliers, and the community is a tenet of managing the Company’s operations. Strong safety performance reflects a well-run business and builds confidence in the communities where Ovintiv operates. Ovintiv ensures workplace safety with regular comprehensive training and orientation programs for employees and contractors. Employees and contractors are expected to comply with Ovintiv’s process safety protocols, regulatory compliance, and are required to report incidents and near-miss events. As at December 31, 2021, Ovintiv had its eighth consecutive safest year.

As a result, safety metrics under the Company’s Environment, Health and Safety (“EH&S”) scorecard are tied into the Company’s compensation program, allowing the Board of Directors to adjust annual bonus payouts up or down based on the Company’s demonstrated EH&S performance. Metrics reflected in the EH&S scorecard include Total Recordable Injury Frequency, Spill Intensity, Flaring and Venting, and Methane Intensity, all of which are described in the Proxy Statement relating to the Company’s 2022 annual meeting of shareholders, which is incorporated herein by reference.

GOVERNMENT AND ENVIRONMENTAL REGULATORY MATTERS

As Ovintiv is an operator of oil and natural gas properties and facilities in the United States and Canada, the Company is subject to numerous federal, state, provincial, local, tribal and foreign country laws and regulations. These laws and regulations relate to matters that include: acquisition of seismic data; issuance of permits; location, drilling and casing of wells; well design; hydraulic fracturing; well production; use, transportation, storage and disposal of fluids and materials incidental to oil and natural gas operations; surface usage and the restoration of properties upon which wells have been drilled and facilities have been constructed; plugging and abandoning of wells; pollution, protection of the environment and the handling of hazardous materials; transportation of production; periodic report submittals during operations; and calculation and disbursement of royalty payments and production and other taxes. The following are significant areas of government control and regulation affecting Ovintiv’s operations:

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

In Canada, oil and natural gas mineral rights may be held by individuals, corporations or governments that have jurisdiction over the area in which such mineral rights are located. Generally, parties holding these mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of these leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which the mineral rights are located generally retains authority over the drilling and operation of oil and natural gas wells.

Drilling and Production

The Company’s operations also are subject to conservation regulations, including the regulation of the location of wells, size of drilling and spacing units or proration units; the number of wells that may be drilled in a unit; the rate of production allowable from oil and natural gas wells; and the unitization or pooling of oil and natural gas properties. In the U.S., some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which make it more difficult to develop oil and natural gas properties. In addition, conservation laws generally limit the venting or flaring of natural gas and impose certain requirements regarding the ratable purchase of production. These regulations limit the amounts of oil and natural gas that can be produced from the Company’s wells and the number of wells or the locations that can be drilled.

Royalties

Operations on U.S. Federal or Indian oil and natural gas leases must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various tribal and federal agencies, including the BLM and the Office of Natural Resources Revenue (“ONRR”). The basis for royalty payments due under federal oil and natural gas leases are through regulation issued under the applicable statutory authority. State regulatory authorities establish similar standards for royalty payments due under state oil and natural gas leases. The basis for royalty payments established by ONRR and the state regulatory authorities is generally applicable to all federal and state oil and natural gas leases.

The royalty calculation in Canada is a significant factor in the profitability of Canadian oil and natural gas production. Oil and natural gas crown royalties are determined by provincial and territorial government regulation and are generally calculated as a percentage of the value of the gross production, net of allowed deductions. The royalty rate is dependent in part on prescribed references prices, well productivity, geographical locations, recovery methods, as well as type and quality of the hydrocarbon produced. For pre-payout oil and natural gas projects, the regulations prescribe lower royalty rates for oil and natural gas projects until allowable capital costs have been recovered. The calculation for wells post payout is based on a percentage of production net of allowed deductions and varies with commodity price.

Royalties payable on production from lands other than federal, state or provincial government lands are determined through negotiations between the parties.

Sales and Transportation

Although oil and natural gas prices are currently unregulated, Congress historically has been active in oil and natural gas regulation. As a result, the Company cannot predict whether new regulations might be proposed.

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

Project Approvals

Approvals and licenses from relevant provincial or federal government or regulatory bodies are required to carryout or make modifications to the Company’s oil and natural gas activities. The project approval process can involve environmental assessment, stakeholder and Indigenous consultation and inputs regarding project concerns and public hearings and may included various conditions and commitments which may arise throughout the process.

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

On June 29, 2021, the Supreme Court of British Columbia declared, among other things, that the province of British Columbia has unjustifiably infringed on the rights of the Blueberry River First Nation (BRFN) by permitting the cumulative impacts of industrial development (activities which include forestry, mining, oil and natural gas, agriculture, land clearing, hydroelectric infrastructure, roads and other industrial developments) to diminish the BRFN’s ability to meaningfully exercise its treaty rights within an area comprising approximately 9,400,000 acres in northeast British Columbia. As a result, the court ordered the Province and the BRFN to negotiate to establish ‘timely enforceable mechanisms’ to assess and manage the cumulative impact of industrial development on the BRFN’s treaty rights. The Province and the BRFNs continue to work towards an agreement with respect to new industrial development activities. Ovintiv’s Montney properties in northeast British Columbia are within the ‘Blueberry Claim Area’ referenced in the Judgement. Oil and natural gas projects, which were permitted or authorized prior to the court decision and where activities have not yet started, will proceed. While the court order has not impacted the Company’s existing production in the Montney, the Province has ceased issuing new permits, and new amendments to previously approved permits, associated with oil and natural gas development activity in northeast British Columbia pending the outcome of negotiations with the BRFN. Should the Province and the BRFN fail to reach an agreement with respect to new industrial development activities, the Company may be unable to conduct exploration and development activities on a portion of its Montney acreage located within northeast British Columbia for an extended period of time.

Investment Canada Act

The Investment Canada Act requires Government of Canada approval, in certain cases, of the acquisition of control of a Canadian business by an entity that is not controlled by Canadians. In certain circumstances, the acquisition of oil and natural gas properties may be considered to be a transaction requiring such approval.

Environmental and Occupational Regulations

The Company is subject to many federal, state, provincial, local and tribal laws and regulations concerning occupational health and safety as well as the discharge of materials into, and the protection of, the environment. Environmental laws and regulations (as defined herein) relate to:

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

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of the Company’s activities in a particular area. Further, certain Environmental Regulations contain citizen suit provisions which allow private parties, including environmental organizations, to directly sue alleged violators or government agencies to enforce Environmental Regulations. Although environmental requirements have a substantial impact upon the energy industry as a whole, Ovintiv does not believe that these requirements affect the Company differently, to any material degree, as compared to other companies in the oil and natural gas industry. For further information regarding regulations relating to environmental protection, see Item 1A. Risk Factors of this Annual Report on Form 10-K.

Operating and capital costs incurred to comply with the requirements of these laws and regulations are necessary business costs in the oil and natural gas industry. As a result, Ovintiv has established policies for continuing compliance with Environmental Regulations. The Environment, Health and Safety Committee of the Board of Directors reviews and recommends environmental policy to the Board of Directors for approval and oversees compliance with government laws and regulations. Monitoring and reporting programs for environmental, health and safety performance in day-to-day operations, as well as inspections and assessments, are designed to provide assurance that environmental and regulatory standards are met. The Company has established operating procedures and training programs designed to limit the environmental impact of the Company’s field facilities and identify, communicate and comply with changes in existing laws and regulations. Contingency plans are in place for a timely response to an environmental event and remediation/reclamation programs are in place and utilized to restore the environment. In addition, the Board of Directors is advised of significant contraventions thereof, and receives updates on trends, issues or events which could have a significant impact on the Company.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Executive Officers are set out in the table below:

Name	Age (1)	Years Served as Executive Officer (2)	Corporate Office

Brendan M. McCracken	46	3	President & Chief Executive Officer
Corey D. Code	48	3	Executive Vice-President & Chief Financial Officer
Gregory D. Givens	48	3	Executive Vice-President & Chief Operating Officer
Rachel M. Moore	50	2	Executive Vice-President, Corporate Services
Renee E. Zemljak	57	12	Executive Vice-President, Midstream, Marketing & Fundamentals

(1)	As of February 18, 2022.
(2)	Includes the years served as executive officer of Encana.

Mr. McCracken was appointed President & Chief Executive Officer in August 2021. Mr. McCracken joined one of the Company’s predecessor companies in 1997 and assumed a variety of leadership roles, including his previous positions as President in December 2020, Executive Vice-President, Corporate Development & External Affairs in September 2019 and Vice-President & General Manager of Canadian Operations in 2017.

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

Mr. Givens was appointed Executive Vice-President & Chief Operating Officer of the Company in September 2019. Mr. Givens joined the Company in 2018 serving as Vice-President and General Manager of Texas Operations. Prior to joining the Company, Mr. Givens was Vice-President Eagle Ford of EP Energy (a public oil and natural gas company) from 2012 to 2017 and worked in various technical and leadership roles from 1996 onwards for El Paso Exploration & Production Company and Sonat Exploration Company which were predecessor companies to EP Energy.

Ms. Moore was appointed Executive Vice-President, Corporate Services of the Company in June 2020. Ms. Moore joined the Company in 2015 serving as Vice-President, Human Resources. Prior to joining the Company, Ms. Moore was Executive Vice-President, Human Resources of Savanna Energy Services Corporation (a privately held oil and natural gas services company) from 2010 to 2015 and was Vice President, Human Resources of Enerflex Ltd. (a public oil and natural gas services company) from 2003 to 2010.

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

ITEM 1A. Risk Factors

Our business and operations, and our industry in general, are subject to a variety of risks. If any event arising from the risk factors set forth below occurs, our business, financial condition, results of operations, liquidity, the trading prices of our securities and in some cases our reputation could be materially and adversely affected. When assessing the materiality of the foregoing risk factors, we consider several qualitative and quantitative factors, including, but not limited to, financial, operational, environmental, regulatory, reputational and safety aspects of the identified risk factor. The risks described below may not be the only risks we face, as our business, operations and industry may also be subject to risks that we do not yet know of, or that we currently believe are immaterial.

Market Risks

A substantial or extended decline in oil, NGLs or natural gas prices, or a substantial increase in oil, NGLs and natural gas price differentials, could have a material adverse effect on our business, financial condition, results of operations, and the trading prices of our securities.

Our financial performance and condition are substantially dependent on the prevailing prices we receive for the oil, NGLs and natural gas which we produce. Prices for oil, NGLs and natural gas are inherently volatile and fluctuate in response to changes in a variety of factors beyond our control, including:

•	the international and domestic supply and demand for oil, NGLs and natural gas;
•	volatility and trading patterns in the commodity futures market;
•	global economic conditions;
•	production levels of members of OPEC, Russia, the United States or other hydrocarbon producing nations;
•	geopolitical risks, including political and civil unrest in oil and natural gas producing regions;
•	adverse weather conditions, natural disasters and other catastrophic events, such as tornadoes, flooding, severe heat or cold, earthquakes and hurricanes;
•	the price and level of North American oil, NGLs and natural gas imports and exports;
•	the level of global oil, NGLs and natural gas inventories;
•	the economic and financial impact of epidemics or other public health issues, such as the ongoing COVID-19 pandemic;
•	differing quality of production, including the gravity and sulphur content of our oil, the Btu and sulphur content of our natural gas, and the quantity of NGLs associated with our natural gas;
•	the price and availability of, and demand for, alternative sources of energy (including coal, nuclear, hydroelectric, solar and wind);
•	the effect of energy conservation efforts and technological advances in energy consumption and production, including with respect to transportation and power generation;
•	the availability and proximity of gathering, transportation, processing, refining, storage and other infrastructure facilities;
•	changes in trade relations and policies, including the imposition of tariffs by the United States or Canada;
•	conservation and environmental protection efforts, including activities by non-governmental organizations to restrict the exploration, development and production of oil, NGLs and natural gas; and
•	the nature and extent of governmental regulations, including any changes or other actions with respect to emissions, climate change, tariffs or tax laws.

We also may receive discounted prices for our oil, NGLs and natural gas production relative to certain benchmark prices (such as Brent and WTI for oil and Henry Hub and AECO for natural gas) due to constraints on our ability to transport and sell such production to certain markets. A failure to resolve such regional pricing differentials may result in our continued realization of discounted or reduced oil, NGLs and natural gas prices relative to such benchmarks.

A substantial or extended decline in oil, NGLs and natural gas prices, or a substantial increase in oil, NGLs and natural gas price differentials with respect to certain benchmarks, could result in, among other things, (a) a delay or cancellation of existing or future drilling, development or construction programs; (b) the curtailment or shut-in of production at some or all of our properties; (c) unutilized long-term transportation and drilling commitments; or (d) a decrease in the value of our oil, NGLs and natural gas reserves, each of which could have a material adverse effect on our business, financial condition, results of operations and the trading prices of our securities. Additionally, on at least an annual basis, we assess the carrying value of our oil and natural gas properties in accordance with applicable accounting standards. If oil, NGLs and natural gas prices decline significantly for a sufficient period, the carrying value of our properties could be subject to financial impairment, and our net earnings could be materially and adversely affected.

A pandemic, epidemic or other widespread outbreak of an infectious disease, such as the ongoing COVID-19 pandemic, could materially and adversely affect the operation of our business.

Although we maintain contingency plans to manage the potential workplace impacts of a pandemic, epidemic or other widespread outbreak of an infectious disease, such as the ongoing COVID-19 pandemic, restrictive measures implemented by governments in the jurisdictions in which we operate could prevent our employees, contractors or suppliers from accessing our properties or performing critical services. Such measures may include limitations or prohibitions on cross-border travel, restrictions on large gatherings, stay-at-home orders, vaccine mandates and mandatory closures of “non-essential” businesses. In the event such measures remain in place for an extended period of time, our ability to maintain ordinary staffing levels, secure operational inputs, and execute on portions of our business could be impacted, and if a significant subset of our employees are required to work remotely, we will face an increased exposure to vulnerabilities related to digital technologies and may experience a higher rate of cyber-attacks. Additionally, concerns over the prolonged negative effects of a pandemic, epidemic or other widespread outbreak of an infectious disease, including the ongoing COVID-19 pandemic, on global economic and business prospects may contribute to decreased demand for oil, NGLs and natural gas; increased volatility in capital and commodity markets, including volatility in the prices of oil, NGLs and natural gas; substantial fluctuations in currency exchange rates, inflation rates and interest rates; increased counterparty credit and performance risk; and reduced levels of general investing and consumption.

While the full impact of a pandemic, epidemic or other widespread outbreak of an infectious disease, including the ongoing COVID-19 pandemic, is inherently uncertain, the ultimate impact will depend on several factors, including the location and severity of the virus's spread, the effectiveness and adoption rate of vaccines, the emergence of new or previously unknown variants and the effectiveness of mitigation actions taken by governmental authorities. Any pandemic, epidemic or other widespread outbreak of an infectious disease, including the ongoing COVID-19 pandemic, may reduce our spending and operating plans; reduce the value and amount of our oil, NGLs or natural gas reserves and production; cause substantial fluctuations in our stock price and credit ratings; or otherwise materially and adversely affect our business, financial condition, results of operations, and access to liquidity.

The trading price of our securities, including our common stock, is subject to volatility.

The trading price of our securities, including our common stock, may be volatile. The value of an investment in our securities may decrease or increase abruptly, and such volatility may bear little or no relation to our financial or operational performance. The price of our securities may fall in response to market appraisal of our strategy or if our results of operations and/or prospects are below the expectations of market analysts or stakeholders. In addition, equity and debt markets have, from time to time, experienced significant price and volume fluctuations that have affected the market price of securities, and may, in the future, experience similar fluctuations which may be unrelated to our operating performance and prospects but nevertheless affect the price of our securities. Broad equity and debt market fluctuations resulting from general economic conditions, as well as our ability to meet or exceed market expectations, may materially and adversely affect the trading prices of our securities, including our common stock.

Fluctuations in exchange rates could affect expenses or result in realized and unrealized losses.

We currently have operations in Canada and, as a result, a portion of our revenues and expenses are denominated in Canadian dollars. In addition, our subsidiaries that are domiciled in Canada may hold U.S. dollar denominated assets and liabilities. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar may result in realized and unrealized losses, which could impact our revenue and expenses and have a material adverse effect on our business, financial condition and results of operations.

Operational Risks

Our ability to operate and complete projects is dependent on numerous factors outside of our control.

We undertake a variety of projects including exploration and development projects and the construction or expansion of facilities and pipelines. Our ability to operate, generate sufficient cash flows, and timely complete projects depends upon numerous factors largely beyond our control. These factors include:

•	oil, NGLs and natural gas prices;
•	global supply and demand for oil, NGLs and natural gas;
•	the overall state of the financial markets, including investor appetite for debt and equity securities issued by oil and natural gas companies and the effects of economic recessions or depressions;
•	the ability to secure and maintain financing on acceptable terms;
•	legislative, environmental and regulatory matters;
•	oil and natural gas reservoir quality;
•	the availability of drilling rigs, completions equipment and other facilities and equipment;
•	the ability to access lands;
•	the ability to access water for hydraulic fracturing operations;
•	reliance on vendors, suppliers, contractors and service providers;
•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;
•	changes to free trade agreements;
•	inflation and other unexpected cost increases, including with respect to materials and labor;
•	prevailing interest and foreign exchange rates;
•	royalty and tax rates;
•	physical impacts from adverse weather conditions and natural disasters;
•	transportation and processing interruptions or constraints, including the availability and proximity of pipeline and processing capacity;
•	technology failures; and
•	accidents.

In addition, part of our corporate strategy is focused on a limited number of Core Assets which results in a concentration of development capital and production. Some of the foregoing risks may be magnified due to the concentrated nature of our development activities and may result in a relatively greater impact on our financial condition and results of operations compared to other companies that may have more geographically diversified operations. Any material delays in a project or project cost overruns could result in delayed revenues and some projects becoming uneconomic, each of which could have a material and adverse effect on our business, financial condition and results of operations.

Our operations involve many risks, some of which could result in unforeseen interruptions and expose us to substantial losses and liabilities, for which our insurance may not fully protect us.

Our business is subject to the operating risks normally associated with (a) the exploration, development and production of oil, NGLs and natural gas and (b) the operation of midstream facilities, including the gathering, transportation, processing, storing and marketing of oil, NGLs and natural gas. These risks include:

•	blowouts, cratering, explosions and fires;
•	loss of well control;
•

environmental hazards, such as the uncontrollable release or spill of oil, natural gas, toxic gases (such as hydrogen sulfide), produced water (brine), drilling or completion fluids, or other pollutants into the environment, including the surface, subsurface, air and groundwater;

•	pipeline ruptures, vessel ruptures and other equipment malfunctions, failures or accidents;
•	mechanical difficulties, such as stuck oilfield drilling and service tools, pipe or cement failures and casing collapses;
•	adverse weather conditions, such as severe heat or cold, flooding, tornados and other natural disasters;
•	encountering unexpected or abnormally pressured formations;
•	premature declines of reservoir pressure or productivity; and
•	acts of vandalism and terrorism, including attacks targeting oil, NGLs and natural gas facilities and infrastructure.

If any of the foregoing risks were to materialize, we could sustain material losses as a result of:

•	injury or loss of life;
•	damage to, or destruction of, property, natural resources or equipment, including the costs of repair or replacement;
•	pollution or other environmental harm, including the costs associated with remediation, reclamation and plugging and abandonment;
•	interruptions to our ongoing operations, including the reduction or shutting-in of existing production;
•	regulatory investigations and administrative, civil and criminal penalties; and
•	injunctions resulting in limitation or suspension of current or future operations.

While we maintain insurance against some, but not all, of these risks and losses described above, our insurance may not be adequate to cover all casualty losses or liabilities, and our insurance does not cover penalties or fines that may be assessed by a governmental authority. The occurrence of a significant event for which we are not fully insured may have a material adverse effect on our business, financial position and results of operations.

Oil and natural gas exploration, development and production activities involve substantial costs and risks and may not result in commercially productive reserves.

Oil and natural gas exploration, development and production activities involve numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling and completing wells is often uncertain and operations may be curtailed, delayed or canceled, or become costlier, as a result of a variety of factors, including:

•	unexpected drilling conditions, including abnormal pressures or irregularities in formations;
•	equipment failures or accidents;
•	construction delays;
•	fracture stimulation accidents or failures;
•	adverse weather conditions or natural disasters;
•	title defects or restricted access to land;
•	lack of available gathering, transportation, processing, fractionation, storage, refining or export facilities;
•	lack of available capacity on interconnecting transmission pipelines;
•	access to, and the cost and availability of, the equipment, services, resources and personnel required to complete our drilling, completion and production activities; and
•	delays imposed by or resulting from compliance with or changes in environmental and other governmental, regulatory or contractual requirements.

Additionally, our operations involve utilizing some of the latest horizontal drilling and completion techniques as developed internally and by our service providers. Risks that we face while drilling and completing horizontal oil and natural gas wells include the following:

•	landing the wellbore in the desired zone within the target formation;
•	staying in the desired zone within the target formation while drilling horizontally for extended lengths;
•	controlling formation pressures during drilling;
•	running casing the entire length of the wellbore;
•	being able to run tools and other equipment consistently through the horizontal wellbore;
•	the ability to effectively fracture stimulate the reservoir with the desired number of stages; and
•	the ability to successfully clean out the wellbore after completion of the final fracture stimulation stage.

Our future exploration and development activities may not be successful as a result of, among other things, the risks set forth above and, if unsuccessful, our proved oil, NGLs and natural gas reserves and production would decline, which could have a material and adverse effect on our business, financial condition and results of operation. While all development activities involve these risks, exploratory and extension development activities involve a greater risk of dry holes or failure to find commercial quantities of hydrocarbons.

The proved reserves data provided in this Annual Report on Form 10-K is an estimate only and any inaccuracies in the methodology or assumptions underlying our proved reserves estimates could cause the quantity and net present value of our oil, NGLs, and natural gas reserves to be materially overstated or understated.

There are numerous uncertainties inherent in estimating economically recoverable quantities of oil, NGLs and natural gas reserves, including many factors beyond our control. All oil, NGLs and natural gas reserve estimates are uncertain to some degree, and classifications of oil, NGLs and natural gas reserves are only attempts to define the degree of uncertainty involved. For those reasons, estimates of the quantity of oil, NGLs and natural gas economically recoverable from a group of properties and the classification of such oil, NGLs and natural gas reserves, when prepared by different engineers or by the same engineers at different times, may vary substantially. Additionally, estimates with respect to oil, NGLs and natural gas reserves are often based upon volumetric calculations and upon analogy to similar types of reserves, rather than upon actual production history. Oil, NGLs and natural gas reserve estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations in the estimated reserves and these variations may be material.

Proved reserves data in this Annual Report on Form 10-K and other publications we make publicly available represent estimates only. In general, estimates of our oil, NGLs and natural gas reserves, and the future net cash flows therefrom, are based upon a number of factors and assumptions, including commodity prices, future operating and capital costs, availability of future capital, historical production from the same or similar properties and the assumed effects of regulation by governmental agencies, including with respect to royalty payments, all of which may vary considerably from actual results. Our actual production, revenues, taxes and development and operating expenditures with respect to our proved reserves may vary materially from such estimates.

The estimates of proved reserves included in this Annual Report on Form 10-K are prepared in accordance with SEC regulations. Subject to limited exceptions, oil, NGLs and natural gas reserves may only be classified as proved undeveloped reserves if the wells developing such reserves are scheduled to be drilled within five years after the date of classification. The development timing of our oil, NGLs and natural gas reserves is based upon numerous expectations and assumptions, including the allocation of development capital; anticipated costs to drill, complete and operate our wells; and anticipated commodity prices. Our development expectations and assumptions are subject to change and proved undeveloped reserves may be reclassified to unproved reserves at any time. Additionally, commodity prices used to estimate proved reserves included in this Annual Report on Form 10-K are calculated as the unweighted arithmetic average of the price on the first day of each month within the 12-month period. Significant future price changes can have a material effect on the quantity and value of our proved reserves. The standardized measure of discounted future net cash flows included in this Annual Report on Form 10-K will not represent the current market value of our estimated proved reserves. In addition, these proved reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.

If we fail to find, develop or acquire additional oil, NGLs and natural gas reserves, our reserves and production will decline materially from their current levels.

Our future oil, NGLs and natural gas reserves and production, and therefore our future cash flows, are highly dependent upon our success in developing our current reserves base and exploring for, developing or acquiring additional oil, NGLs and natural gas reserves. Typically, to maintain an oil and natural gas lease in the United States, we are required to drill at least one well that is commercially productive within the primary term of the lease and, once drilled, maintain oil or natural gas production in paying quantities from the lease. If we are unsuccessful in drilling a commercially productive well during the primary term of the lease or, once drilled, in maintaining oil or natural gas production in paying quantities from the lease, we could lose our rights to explore for and develop oil and natural gas under such lease and our right to any oil, NGLs and natural gas reserves associated with the lease. In some cases, the initial commercially productive well will only maintain the lease as to a portion of the lands covered thereby and further oil and natural gas development activities are required to maintain the entirety of the lease.

The business of exploring for, developing and acquiring oil and natural gas reserves is capital intensive. Acquisition opportunities in the oil and natural gas industry are inherently competitive, which can increase the cost of, or cause us to refrain from, completing acquisitions. To the extent that cash flows from our operations are insufficient and external sources of capital become limited or undesirable, our ability to make the necessary capital investments to maintain and expand our oil, NGLs and natural gas reserves and production will be impaired. In addition, there can be no certainty that we will be able to find, develop or acquire additional oil, NGLs and natural gas reserves to replace current reserves and production at acceptable costs. Without additions through exploration, development or acquisition activities, our oil, NGLs and natural gas reserves and production will decline over time as the reserves are depleted, which may materially and adversely affect our business, financial condition and results of operations.

Horizontal multi-well pad drilling involves certain risks which may cause volatility in our operating results.

Our operations utilize horizontal multi-well pad drilling. In this type of development, multiple wells are drilled based upon spacing and completions techniques that evolve over time as learnings are captured and applied. Wells drilled on a multi-well pad are generally not placed on production until all wells on the pad are drilled and completed. While the use of this development technique can accelerate the production of our oil, NGLs and natural gas reserves and increase our observed recovery factor from the reservoir, it can also result in production delays as problems with a single well can adversely affect the production of all wells on the pad. Additionally, horizontal multi-well pad drilling increases the risk of unintentional communication or pressure interference between wells which may adversely affect our production. As a result, multi-well pad drilling can both cause delays in our production schedule and result in oil, NGLs and natural gas production below expectations. These delays or production interruptions may reduce our anticipated production volumes from both new and existing wells and this volatility could have a material and adverse effect on our business, financial condition and results of operations.

We are subject to both known and unknown risks and liabilities from acquisitions and any anticipated or desired benefits from such acquisitions may not be realized.

Historically, acquisitions of oil and natural gas properties, including through acreage trades, farm-ins and asset- or corporate-level acquisitions, have contributed to our growth. Acquisition opportunities in the oil and natural gas industry are inherently competitive, which can increase the cost of, or cause us to refrain from, completing acquisitions. The success of any acquisition will depend on several factors and involves potential risks and uncertainties, including, among other things:

•	the inability to accurately forecast and estimate oil, NGLs and natural gas reserves, production volumes, development costs and the net cash flows attributable to such properties;
•	the inability to accurately forecast commodity prices;
•	the assumption of unknown liabilities, including environmental liabilities, for which we may not be indemnified or for which the indemnity may not be adequate;
•	the validity of assumptions about asset- and corporate-level synergies;
•	the effect on our liquidity or financial leverage when using available cash or debt to finance the acquisition or from the amount of debt assumed as part of the acquisition;
•	the diversion of management's attention from other business concerns; and
•	the inability to hire, train or retain qualified personnel to manage and operate the acquired assets or business.

All of these factors, among others, affect whether an acquisition will ultimately generate cash flows sufficient to provide a suitable return on investment. Even though we assess and review the properties we seek to acquire in a manner consistent with what we believe to be industry practice, such reviews are limited in scope, inexact and not capable of identifying all existing or potentially adverse conditions. This risk is magnified when the acquired properties are in a geographic area where we have not historically operated. As a result, the anticipated and desired benefits of an acquisition may not materialize, and this may have a material and adverse effect on our business, financial performance and results of operations.

We are dependent on partners to fund certain projects conducted through joint ventures and partnerships.

Some of our projects are conducted through joint ventures, partnerships or other arrangements, where we are dependent on our partners to fund their contractual share of the project’s capital and operating expenditures. If our partners do not approve their contractual share of capital or operating expenditures, are unable to fulfill their contractual obligations, or suspend or terminate their contractual arrangements with us, the projects may become delayed or we may be forced to absorb additional capital or operating expenditures, each of which may materially and adversely affect the viability of such projects and our business, financial condition and results of operations.

These partners may also have strategic plans, objectives and interests that do not coincide, and may conflict, with our plans, objectives and interests. While certain operational decisions may be made solely at our discretion in our capacity as the operator of certain projects, major capital and strategic decisions affecting such projects may require agreement among the partners. While we generally seek consensus with our partners regarding major decisions concerning the direction and operation of a project, no assurance can be provided that future demands or expectations of any party, including our demands and expectations, relating to such project will be met satisfactorily or in a timely manner. Failure to satisfactorily meet such demands or expectations may affect our or our partners’ participation in the operation of such project or the timing for undertaking various activities, which could materially and adversely affect the viability of such project and our business, financial condition and results of operations. Further, we are involved from time to time in disputes with our partners and, as such, we may be unable to dispose of certain assets or interests in certain arrangements if such disputes cannot be resolved in a satisfactory or timely manner.

We do not operate all of our assets, and, in such instances, we may have a limited ability to exercise influence over the operation and development of such assets.

Third parties operate a portion of the assets in which we have an ownership interest, and, in such instances, we may have a limited ability to exercise influence over the operation and development of such assets. The success and timing of our activities on these assets is therefore dependent upon factors that are largely outside of our control. These factors include (a) the timing and amount of capital, operating and maintenance expenditures related to the project; (b) the third-party operator’s expertise and financial resources; (c) the third-party operator’s ability to obtain required approvals from other non-operating partners; and (d) the third-party operator’s selection and implementation of adequate technology and risk management practices. The failure of one or more third-party operators to effectively and efficiently operate assets in which we have an ownership interest could result in the inefficient deployment of capital and the loss of production volumes, each of which could have a material and adverse effect on our business, financial condition and results of operations.

Our customers, counterparties and lenders may be unable to satisfy their contractual or legal obligations.

We are exposed to certain risks associated with our customers, contractual counterparties and lenders. These risks include (a) credit risks associated with (i) customers who purchase our oil, NGLs and natural gas production, (ii) the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate, and (iii) counterparties to our derivative financial contracts; (b) performance risks associated with the non-delivery, or delayed delivery, of contracted products or services, including the transportation and processing of our oil, NGLs and natural gas production; and (c) liquidity risk in the event one or more lenders under our existing credit facilities are unable to perform their funding obligations. We utilize a variety of mechanisms to limit our exposure to these and similar risks, including requiring letters of credit, prepayments or collateral postings under certain conditions. Despite these mechanisms, in the event a customer, contractual counterparty or lender fails to satisfy their obligations, our business, financial condition and results of operations could be materially and adversely affected.

We retain certain indemnification obligations related to our corporate reorganization in November of 2009.

As part of our November 2009 corporate reorganization that split our predecessor, Encana, into two independent publicly traded energy companies, Encana and Cenovus Energy Inc. (“Cenovus”), Encana and Cenovus each agreed to indemnify the other for certain liabilities and obligations associated with, among other things, in the case of Encana’s indemnity, the business and assets retained by Encana, and in the case of Cenovus’s indemnity, the business and assets transferred to Cenovus. We are unable to predict whether we will be required to indemnify, or seek indemnity from, Cenovus for any obligations and the magnitude of such obligations. Any indemnification claims against us pursuant to the various agreements entered with Cenovus, or our failure to obtain indemnity from Cenovus for any claims we may hold, could have a material and adverse effect on our business, financial condition and results of operations.

We may be unable to dispose of certain assets and may be required to retain liabilities for certain matters.

We may identify certain assets for disposition, the proceeds of which could reduce the amount of our existing indebtedness and/or increase the amount of capital available for other business purposes, including shareholder returns and acquisitions. Various factors could materially affect our ability to dispose of the identified assets or complete any announced transactions, including commodity price volatility; the availability of counterparties willing to acquire oil and natural gas assets at prices and on terms acceptable to us; approval by our Board of Directors; associated asset retirement obligations; due diligence; general market conditions; the assignability of any associated contract, joint venture, partnership or other arrangements; and required stock exchange, governmental or third party approvals.

These factors may also reduce the value of our assets or the proceeds of any asset disposition.

We (including our predecessor entities) have retained, or in the future may retain, liabilities or indemnification obligations in connection with certain asset dispositions. While we are unable to predict the magnitude of any retained liabilities or indemnification obligations, any liabilities or indemnification obligations retained could ultimately be material. For example, under state and federal law, once an oil or natural gas well has permanently ceased production of oil or natural gas, the operator of such well is obligated to plug and abandon (“P&A”) the well, decommission production facilities and restore the well site to pre-operating conditions. U.S. state and federal regulations allow the government to call upon predecessors in interest of oil and natural gas leases associated with such well to pay for P&A, decommissioning and restoration obligations (together, “P&A Obligations”) if the current operator fails to fulfill those obligations. If purchasers of any assets previously owned by us or our predecessors (including any offshore wells or facilities), or any successor owners of those assets, are unable to meet their P&A Obligations due to bankruptcy, dissolution or other liquidity issues, we may be unable to rely on our arrangements with them, if any, to fulfill (or provide reimbursement for) those obligations. In those circumstances, the government may seek to impose the bankrupt entity’s P&A Obligations on us and any other predecessors in interest, and such payments could have a material adverse effect on our business, financial condition and results of operations.

Further, certain third parties may be unwilling to release us from guarantees or other credit support provided prior to the disposition of an asset. In those cases, after the asset disposition, we may remain secondarily liable for the obligations guaranteed or supported to the extent that the acquirer of the assets fails to perform their obligations.

Our operations may be affected by indigenous treaty, title and other rights.

Indigenous peoples have claimed indigenous treaty, title and other rights in respect of areas within the United States and Canada. The legal basis of an indigenous land claim is a matter of considerable legal complexity and we cannot predict the impact of such a claim, or the possible effects of a settlement of such claim, with any degree of certainty. In addition, no assurance can be given that any recognition of indigenous rights or claims whether by way of a negotiated settlement or by judicial pronouncement (or through the grant of an injunction prohibiting exploration, development or production activities pending resolution of any such claim) would not delay or even prevent our exploration, development and production activities. If a material claim were to arise and be successful, such claim could have a material and adverse effect on our business, financial condition and results of operations. In addition, the process of addressing such claim, regardless of the outcome, could be expensive and time consuming and could result in delays which could have a material and adverse effect on our business, financial condition and results of operations. For more information on the ongoing BRFN Case refer to Government and Environmental Regulatory Matters under Item 1 and 2 of this Annual Report on Form 10-K.

In addition to the foregoing, we may become subject to various laws and regulations that apply to operators and other parties operating within the boundaries of Native American reservations in the United States. These laws and regulations may result in the imposition of certain fees, taxes, environmental standards, lease conditions or requirements to employ specified contractors or service providers. Any one of these requirements, or any delay in obtaining the approvals or permits necessary to operate within the boundaries of Native American tribal lands, could adversely impact our operations and ability to explore, develop and produce new properties.

Further, in Canada, the province of British Columbia enacted legislation to implement the United Nations Declaration on the Rights of Indigenous Peoples (“UNDRIP”) in the fall of 2019 and the Canadian federal government has followed suit by adopting the UNDRIP Act on June 21, 2021. The UNDRIP legislation adopted by both British Columbia and the Canadian federal government  provide frameworks for recognizing the constitutional and human rights of indigenous peoples and aligning their respective provincial and federal laws with the internationally recognized standards of UNDRIP. Both pieces of UNDRIP legislation are at an early stage of implementation and we are unable to predict the total impact of the potential regulations upon our business. Although we do not anticipate any near-term impacts to our business as a result of such legislation, the implementation of the standards of UNDRIP has the potential to increase permitting times and change the processes and costs associated with project development and operations.

Environmental Risks and Risks Associated with Climate Change

We are subject to risks and uncertainties associated with increased Environmental Regulation in all jurisdictions in which we operate.

Our operations and properties are subject to numerous existing laws, rules and regulations governing our interactions with the environment that are enacted by U.S. and Canadian federal, state, provincial, territorial, tribal, and municipal governments (collectively, “Environmental Regulations”). Environmental Regulations impose, among other things, restrictions, liabilities and obligations in connection with (a) discharges and emissions of various substances into the environment; (b) the hydraulic fracturing of wells; (c) the handling, use, storage, transportation, treatment and disposal of chemicals, hazardous substances and waste associated with finding, producing, transmitting and storing oil, NGLs and natural gas; (d) the availability and management of fresh, potable or brackish water sources that are being used, or whose use is contemplated, in oil and natural gas operations; and (e) requirements that well sites and other properties associated with our operations be constructed, operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. In addition, certain types of operations, including new exploration and development projects and certain changes to existing exploration and development projects, may require the submission and approval of environmental impact assessments or permit applications. Expenditures required to institute and maintain compliance with new or existing Environmental Regulations can be significant. Failure to comply with Environmental Regulations may result in substantial clean-up and remediation costs arising from damaged or contaminated properties, the imposition of significant fines and penalties by regulators and costly litigation or administrative proceedings. Examples of recently proposed and final Environmental Regulations or other regulatory initiatives include the following:

Emissions - Greenhouse gases (which include, among other things, methane, carbon dioxide, nitrous oxide and various fluorinated gases; “GHGs”) are typically emitted throughout all phases of the oil and natural gas supply chain, including production, transportation, processing, refining and storage operations. Additionally, although beyond our control, end user consumption of oil and natural gas in activities such as power generation and motorized transportation also results in GHG emissions. In the United States, the U.S. Environmental Protection Agency (the “EPA”) has determined that GHG emissions present a danger to public health and the environment and has adopted Environmental Regulations that, among other things, restrict GHG emissions and require the monitoring and annual reporting of GHG emissions from specified sources. For example, in November 2021, the EPA proposed New Source Performance Standard Subpart OOOOb that seeks to impose more stringent methane and volatile organic compound emission standards for new, reconstructed, and modified sources in the oil and natural gas industry. The EPA also proposed New Source Performance Standard Subpart OOOOc, which would create, for the first-time, emission guidelines for existing oil and natural gas sources to be included in individual states’ implementation plans. These Subpart OOOOb and OOOOc standards expand upon previously issued New Source Performance Standards, Subpart OOOO and Subpart OOOOa published by the EPA in 2012 and 2016, respectively. In addition, policy makers at both the federal and state levels continue to propose more stringent Environmental Regulations designed to further limit GHG and other air emissions. Many state and local officials have stated their intent to intensify efforts to regulate GHG and other air emissions, including methane, from the oil and natural gas industry and it is anticipated that the Biden Administration will propose additional Environmental Regulations that may impose new costs on the oil and natural gas industry in an effort to accelerate reductions of GHG and other air emissions from both the production and consumption of energy.

The U.S. and Canadian federal governments, along with several provincial and state governments, have also announced intentions to adhere to certain international protocols regarding GHG emissions and regulate GHGs and certain air pollutants. In addition to federal action, many state, provincial and local officials have stated their intent to intensify efforts to regulate GHG emissions, including methane, from the oil and natural gas industry. These governments are currently developing and/or implementing regulatory and policy frameworks to deliver on their announcements. For example, effective February 19, 2021, the United States officially rejoined the Paris Agreement, an international accord to address climate change through voluntary and non-binding commitments to reduce GHG emissions by signatory nations. Pursuant to its pledge under the Paris Agreement, the United States has committed to reducing its net GHG emissions by 50-52 percent below 2005 levels by 2030. In Canada, the Government of Canada (a) has committed to cutting Canada’s net GHG emissions by 40-45 percent below 2005 levels by 2030 in accordance with its pledge under the Paris Agreement; (b) is gradually raising the federal carbon tax to C$170/tonne CO2e by 2030; and (c) has announced its intention to impose a hard cap on GHG emissions from the oil and natural gas industry, seeking to reduce methane emissions from the oil and natural gas industry by 75 percent below 2012 levels by 2030 and ensure GHG emission reductions are on a pace and scale sufficient to reach net-zero by 2050. We actively participate in certain provincial industrial emission programs offered by both Alberta and British Columbia that allow for the generation of offsets and other rebates to incentivize emission reduction projects and mitigate carbon tax costs. We expect to continue to be able to utilize these provincial programs in the future to migrate our carbon tax costs.

Hydraulic Fracturing Operations - The U.S. and Canadian federal governments, along with certain U.S. state and Canadian provincial governments, continue to review aspects of the scientific, regulatory and policy framework under which hydraulic fracturing operations are conducted. Most of these governments are primarily engaged in the collection, review and assessment of technical information regarding the hydraulic fracturing process and have not provided specific details with respect to any significant actual, proposed or contemplated changes to the hydraulic fracturing regulatory construct. However, certain environmental and other groups have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water sources and continue to suggest that additional Environmental Regulations may be needed to more closely regulate the hydraulic fracturing process. Further, certain governments in jurisdictions where we do not currently operate have considered or implemented moratoriums on hydraulic fracturing until further studies can be completed and some governments have adopted, and others have considered adopting, Environmental Regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations or result in an outright ban of hydraulic fracturing in oil and natural gas operations.

Seismic Activity - Some areas of North America are experiencing an increased frequency of localized seismic activity which has been associated with oil and natural gas operations. Although the occurrence and risk of seismicity in relation to oil and natural gas operations is generally very low, it has been linked to the underground disposal of produced water and, in some instances, has been correlated with hydraulic fracturing activities. This has prompted legislative and regulatory initiatives intended to address these concerns. These initiatives have the potential to (a) require additional seismic monitoring; (b) restrict the volume of produced water injected in certain disposal wells; (c) restrict the injection of produced water in certain underground formations; and (d) modify or curtail hydraulic fracturing operations in certain areas.

The cost and effects of complying with existing and emerging Environmental Regulations (including those with respect to emissions, hydraulic fracturing operations and seismic activity) and proposed carbon taxes are not currently anticipated to be material to our operations, however federal, state, provincial and local regulations and programs are either under development or in the early stages of implementation and we are unable to accurately predict the total future impact of such regulations and programs. Increased Environmental Regulations and/or carbon taxes could (a) materially increase our cost of compliance and other operating costs; and/or (b) impede or prevent development of our oil, NGLs and natural gas assets, reducing (i) the amount of oil, NGLs and natural gas we are ultimately able to produce from our reserves and (ii) our overall quantity of oil, NGLs and natural gas reserves. The occurrence of any of the foregoing could have have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks and uncertainties arising out of the threat of climate change that could reduce demand for the oil, NGLs and natural gas we produce; increase our operating costs; and limit the areas in which we may explore for, develop, and produce oil, NGLs and natural gas.

Public attention to issues concerning the existence and extent of climate change, and the role of human activity in it, continues to increase, with the oil and natural gas industry receiving heightened scrutiny regarding GHG emissions. Internationally this has resulted in existing and pending international agreements to reduce GHG emissions globally, while in Canada and the United States this has resulted in both national, regional and local legislation and regulatory programs. For example, On January 27, 2021, President Biden issued Executive Order 14008 entitled "Tackling the Climate Crisis at Home and Abroad," directing the heads of various federal agencies, to the extent consistent with applicable law and in consultation with other agencies and stakeholders, to, among other things, (a) assess climate related risks to federal agencies; (b) pause the issuance of new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices; (c) achieve a carbon-pollution free electricity sector by 2035; (d) procure clean and zero-emission vehicles for federal, state, local and tribal government fleets; and (e) identify and eliminate federal fossil fuel subsidies. Additionally, an increasing number of states, local municipalities and other groups have made claims in federal and state courts against oil and natural gas companies, including Ovintiv, alleging that GHG emissions from oil and natural gas produced by such companies has contributed, and continues to contribute, to climate change. These allegations have included claims of public and private nuisance, trespass, negligence, strict liability and civil conspiracy. Some in the investment community (including, among others, shareholders, bondholders, institutional lenders, investment advisors, pension and sovereign wealth funds and endowments) have also become increasing concerned with the causes of climate change and the role oil and natural gas companies play in any of its purported effects. This has led some in the investment community to shift all or part of their investment or funding allocations away from the oil and natural gas industry and others to modify the terms upon which funding is made available to the oil and natural gas industry. In other instances, it has led shareholders to initiate lawsuits against the directors and management of oil and natural gas companies and/or bring shareholder proposals demanding that oil and natural gas companies increase climate disclosure; change business practices or operations; or appoint new board representation.

If initiatives and actions brought by private parties or additional governmental regulations with respect to climate change intensify, we could experience (a) a reduction in demand for the oil and natural gas we produce and sell; (b) a material increase in our cost of compliance and other operating costs; (c) difficulty in developing our oil and natural gas assets, reducing (i) the amount of oil, NGLs and natural gas we are ultimately able to produce from our reserves and (ii) our overall quantity of oil, NGLs and natural gas reserves; (d) limitations on our ability to access capital markets and raise capital on satisfactory terms, or at all; and (e) costly and time consuming litigation. While we are unable to accurately assess the probability and impact of potential climate change regulations, initiatives and actions, the occurrence of any one or more of the foregoing could have have a material adverse effect on our business, financial condition and results of operations.

Financial and Liquidity Risk

Downgrades in our credit ratings could increase our cost of capital and limit our access to capital, suppliers or counterparties.

Rating agencies regularly evaluate our credit, basing their credit ratings for our long-term and short-term debt securities on a variety of factors, including factors over which we have some control (e.g., our financial strength), as well as factors not entirely within our control (e.g., general macroeconomic trends and conditions affecting the oil and natural gas industry generally). While we currently hold investment grade credit ratings from three of the four major rating agencies, there is no assurance that our credit ratings will not be downgraded in the future, including below investment grade.

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. A credit rating downgrade may increase the cost of borrowing under our existing credit facilities, limit access to our current commercial paper programs, limit our access to private and public markets to raise short-term and long-term debt capital, and negatively impact our overall cost of capital. Credit ratings may also be important to suppliers or counterparties when they seek to engage in certain transactions. If we experience downgrades in one or more of our credit ratings, we may be required to post collateral, letters of credit, cash or other forms of security as financial assurance for our performance under certain contractual arrangements with various counterparties including marketing, midstream (including gathering, processing and transportation providers), over-the-counter derivative, and construction counterparties. Additionally, certain of these arrangements contain financial assurance language that may, under certain circumstances, permit our counterparties to request additional collateral or require that we terminate transactions based on our credit rating. The occurrence of any of the foregoing could adversely affect our ability to execute portions of our business strategy, including hedging, and could have a material adverse effect on our liquidity and capital position.

Our level of indebtedness may limit our financial flexibility.

As of December 31, 2021, we had outstanding long-term unsecured senior notes of $4,741 million. The terms of our various financing arrangements, including but not limited to the indentures relating to our outstanding senior notes and the credit agreements relating to our revolving credit facilities, impose restrictions on our ability to take a number of actions that we may otherwise desire to take, including incurring additional debt (including guarantees of indebtedness) and selling or creating liens on certain assets.

Our level of indebtedness could affect our operations by:

•	requiring us to dedicate a portion of our cash flows from operations to service indebtedness, thereby reducing the availability of cash flow for other purposes;
•	reducing our competitiveness compared to similar oil and natural gas companies that have less debt;
•	limiting our ability to obtain additional financing for working capital, capital investments and acquisitions;
•	limiting our flexibility in planning for, or reacting to, changes in our business and industry; and
•	increasing our vulnerability to general adverse economic and industry conditions.

Our ability to meet and service our debt obligations depends on our future operational performance. General economic conditions; oil, NGLs or natural gas prices; and financial, business and other factors may affect our operational performance. Many of these factors are beyond our control. If we are unable to satisfy our debt obligations with cash on hand, we may attempt to refinance or repay portions of our indebtedness, including with proceeds from a public securities offering or the sale of certain assets. No assurance can be given that we will be able to generate sufficient cash flows to pay the interest on our debt, or that funds from future borrowings, equity financings or asset sales will be available to pay or refinance our debt on terms that we consider favorable. Further, if we incur additional debt to finance asset or business acquisitions, we may decrease our liquidity by using a significant portion of our available cash or borrowing capacity to finance such acquisitions, and such acquisitions could result in a significant increase in our interest expense or financial leverage. The occurrence of any of the foregoing could adversely affect our ability to execute portions of our business strategy and could have a material adverse effect on our liquidity and capital position.

Our risk management activities may prevent us from fully benefiting from an increase in oil, NGLs and natural gas prices and expose us to certain other risks.

We are exposed to, among other things, fluctuations in oil, NGLs and natural gas prices and foreign currency exchange rates. We actively monitor such exposures and, where we deem appropriate, utilize derivative financial instruments and physical delivery contracts to mitigate the potential impact of declines in oil, NGLs and natural gas prices and fluctuations in foreign currency exchange rates. Under U.S. GAAP, derivative financial instruments that do not qualify or are not designated as hedges for accounting purposes are fair valued with the resulting changes recognized in current period net earnings. The utilization of derivative financial instruments may therefore introduce significant volatility into our reported net earnings.

The terms of our various risk management agreements and the amount of estimated production hedged may limit the benefits we receive from an increase in oil, NGLs and natural gas prices. We may also suffer financial loss if (a) we fail to produce anticipated volumes of oil, NGLs and natural gas, particularly during periods of increasing commodity prices; or (b) counterparties to our risk management agreements fail to fulfill their obligations under the agreements, particularly during periods of declining commodity prices. The occurrence of any of the foregoing could adversely affect our ability to execute portions of our business strategy and could have a material adverse effect on our liquidity and capital position.

The decision to return capital to shareholders, whether through cash dividends, share buybacks or otherwise, and the amount and timing of such capital returns is subject to the discretion of the Board of Directors and will vary from time to time.

Although we currently intend to return capital to shareholders in the form of (a) a base quarterly cash dividend; (b) variable cash dividends; and/or (c) repurchases of our outstanding common stock (commonly known as share buybacks), the amount and timing of these returns of capital to shareholders may vary from time to time. The decision whether to return capital to shareholders, as well as the timing and amount of any return of capital to shareholders, is subject to the discretion of the Board of Directors, which regularly evaluates our proposed capital returns to shareholders and the requirements, if any, under Delaware General Corporation Law (“DGCL”). Additionally, in the case of share buybacks, we may be limited in our ability to repurchase shares of our common stock by various governmental laws, rules and regulations which prevent us from purchasing our common stock during periods when we are in possession of material non-public information. The level of dividends per share of common stock will also be affected by the number of outstanding shares of common stock and other securities that may be entitled to receive cash dividends or other payments.

The amount of cash available to return to shareholders, if any, can vary significantly from period to period for a number of reasons, including, among other things: our operational and financial performance; fluctuations in the costs to produce oil, NGLs and natural gas; the amount of cash required or retained for debt service or repayment; amounts required to fund capital expenditures and working capital requirements; our ability to access capital markets; foreign currency exchange rates and interest rates; any agreements relating to our indebtedness that restrict our ability to return capital to shareholders and the other risks set forth in Item 1A. Risk Factors of this Annual Report on Form 10-K. The trading price of our securities, including our common stock, may deteriorate if we are unable to meet investor expectations with respect to the timing and amount of capital returns to shareholders, and such deterioration may be material.

Regulation and Litigation Risk

We are subject to extensive federal, state, provincial and local government laws, rules and regulations that can adversely affect the cost, manner and feasibility of our business, and increased regulation in the future could increase costs, impose additional operating restrictions and cause delays.

All of our operations are subject to extensive federal, state, provincial, local and other laws, rules and regulations, including with respect to drilling operations; completion operations, including the use of hydraulic fracturing; the production of oil, NGLs and natural gas; the disposal of produced water and other hazardous waste; the gathering and transportation of oil, NGLs and natural gas; the imposition of taxes; royalty payments; environmental matters, including air and water emissions or discharges; free trade agreements; worker health and safety; and conservation policies, including policies related to environmentally sensitive areas and protected species. These laws, rules and regulations may impose substantial liabilities for our failure to comply, including the assessment of administrative, civil and criminal penalties and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area.

In the normal course of our business, we may be required to make large expenditures to comply with applicable governmental laws, rules, regulations, permits or orders. While we cannot predict the actions that future laws, rules and regulations may require or prohibit, our business could be subject to increased operating and other compliance costs and our operations may be delayed if existing laws, rules and regulations are revised or reinterpreted, or if new laws, rules and regulations become applicable to our operations. Any such increases or delays could have a material and adverse effect on our business, financial condition and results of operations.

We currently are, and from time to time in the future may be, subject to claims, litigation, administrative proceedings and regulatory actions that may not be resolved in our favor.

We currently are, and from time to time in the future may be, subject to claims, litigation, administrative proceedings and regulatory actions. The outcome of these matters may be difficult to assess or quantify, and there cannot be any assurance that such matters will be resolved in our favor. If we are unable to resolve such matters favorably, we or our directors, officers or employees may become involved in legal proceedings that could result in an onerous or unfavorable decision, including fines, sanctions, monetary damages or the inability to engage in certain operations or transactions. The defence of such matters may also be costly, time consuming and could divert the attention of management and key personnel away from our operations. We may also be subject to adverse publicity associated with such matters, regardless of whether such allegations are valid or whether we are ultimately found liable. As a result, such matters could have a material adverse effect on our business, reputation, financial condition, results of operations or liquidity. See Item 3 of this Annual Report on Form 10-K.

The ability of Canadian and other non-resident shareholders to effect service of process or enforce remedies against Ovintiv, its directors, officers, experts, and assets may be limited.

We are incorporated in the State of Delaware and our principal place of business is in the United States. Most of our directors and officers are residents of the United States and many of the experts who provide us with services are residents of the United States. Additionally, most of our oil and natural gas assets and production are located in the United States. It may be difficult for our shareholders in Canada or other non-U.S. jurisdictions (each a "Foreign Jurisdiction") to (a) effect service of process within such Foreign Jurisdiction upon Ovintiv or certain of our directors, officers and representatives of experts who are not residents of the Foreign Jurisdiction (together, “Non-Residents”) and (b) enforce the judgments of courts in an applicable Foreign Jurisdiction against Ovintiv and other Non-Residents based upon liability under the laws of such Foreign Jurisdiction, including the securities laws of any province within Canada.

Tax Risks

U.S. and Canadian tax laws and regulations may change over time, and such changes may result in increased taxes on our business.

From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. and Canadian tax laws and regulations, including those specifically applicable to the oil and natural gas industry (such as the intangible drilling and development costs deduction under U.S. federal income tax law). While we are unable to predict the timing, scope and effect of any proposed or enacted tax law changes, elimination of certain tax deductions, as well as any other changes to, or the imposition of new, federal, state or local U.S. or Canadian taxes (including the imposition of, or increases in, production, severance or similar taxes), could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor and assess any proposed or enacted tax law changes to determine the impact on our business, financial condition and results of operations and take appropriate actions, where necessary.

Additionally, U.S. and Canadian tax authorities could detrimentally change their administrative practices or may disagree with the way we calculate our tax liabilities or structure our arrangements and there are certain tax matters under governmental review for which the timing of resolution is uncertain. While we believe that our current provision for income taxes is adequate, certain tax authorities may reassess our taxes and such reassessments may be material.

Our corporate reorganization in January of 2020 may result in material Canadian and/or U.S. federal income taxes.

On January 24, 2020, Encana completed a corporate reorganization (the “Reorganization”), which included among other things, (a) a consolidation of Encana common stock on the basis of one post-consolidation share for each five pre-consolidation shares; (b) our acquisition of all of the issued and outstanding shares of Encana common stock in exchange for shares of Ovintiv common stock on a one-for-one basis and becoming the parent company of Encana and its subsidiaries and (c) our subsequent migration from Canada to the United States, becoming a Delaware corporation (the “U.S. Domestication”). We continue to carry on the business previously conducted by Encana and its subsidiaries prior to the completion of the Reorganization. The Reorganization and U.S. Domestication involved multiple complex U.S. and Canadian tax issues, including numerous assumptions and estimates of fair market value. While we believe that our analysis and application of both U.S. and Canadian tax laws to the Reorganization was correct, certain tax authorities may challenge our positions which could materially and adversely affect our business, financial condition and results of operations.

General Risks

The oil and natural gas industry is highly competitive and many of our competitors have available resources in excess of our own.

The oil and natural gas industry is highly competitive, and many competitors, including major integrated and independent oil and natural gas companies, as well as national oil companies, are larger and have substantially greater resources at their disposal than we do. We compete with these companies for the acquisition of oil and natural gas leases and other properties. Such competition can significantly increase costs and affect the availability of resources, which could provide our larger competitors a competitive advantage when acquiring equipment, leases and other properties.

We also compete with these companies for the personnel, including petroleum engineers, geologists, geophysicists and other key personnel, required to both (a) find, acquire, develop and operate our properties and (b) market our oil, NGLs and natural gas production. The experience, knowledge and contributions of our existing management team and directors to our immediate and near-term operations is of central importance for the foreseeable future. As such, the unexpected loss of services from, or retirement of any, of our key operations or management personnel could have a material adverse effect on our business and results of operation. In addition, the competition for qualified personnel in the oil and natural gas industry means there can be no assurance that we will be able to attract and retain key personnel with the required specialized skills necessary for our business.

We could be adversely affected by security threats, including cyber-security threats and related disruptions.

We have become increasingly dependent upon information technology systems to conduct our daily operations. We depend on a variety of information technology systems to estimate oil, NGLs and natural gas reserve quantities; process and record financial and operating data; analyze seismic and drilling information; and communicate with employees and third-party partners. This growing dependence on technology is accompanied by a greater sensitivity to cyber-attacks and information systems breaches. Unauthorized access to information systems by employees or third parties could corrupt or expose confidential, fiduciary, or proprietary information; interrupt our communications or operations; disrupt our business activities; or interfere with our competitive position. In addition, our vendors, suppliers and other business partners may separately suffer disruptions as a result of such security breaches which may directly or indirectly affect our business activities or our competitive position.

To protect our information assets and systems, we apply technical and process controls, which are reviewed by the appropriate members of senior management with oversight from our Board of Directors. These controls are in line with industry standards and are reviewed annually with peer companies to guide our focus on information security initiatives. However, these controls may not adequately prevent cyber-security breaches and we may not adopt all controls utilized by our peers. As cyber-attacks continue to evolve, we may be required to expend additional resources to investigate, mitigate and remediate any potential vulnerabilities. We may also be subject to regulatory investigations or litigation relating to cyber-security issues.

Although we have not suffered any material losses related to a cyber-security breach to date, there is no assurance that we will not suffer material losses associated with cyber-security breaches in the future. If a cyber-attack were to successfully breach our information or operating systems, we could incur substantial remediation costs and suffer other negative consequences, including exposure to significant litigation risks. The potential for such occurrences subjects our operations to increased risks that could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

Ovintiv is involved in various legal claims and actions arising in the normal course of the Company’s operations. Although the outcome of these claims cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on Ovintiv’s financial position, cash flows or results of operations. If an unfavorable outcome were to occur, there exists the possibility of a material impact on the Company’s consolidated net earnings or loss for the period in which the effect becomes reasonably estimable. See Item 1A. Risk Factors of this Annual Report on Form 10-K, “We currently are, and from time to time in the future may be, subject to claims, litigation, administrative proceedings and regulatory actions that may not be resolved in the Company’s favor”.

In July 2020, the Company received a Notice of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) and the Utah Department of Environmental Quality, Division of Air Quality (“UDAQ”). The NOV alleges violations under the federal Clean Air Act, the State of Utah’s State Implementation Plan, and the State of Utah’s air quality regulations for the oil and natural gas industry, at certain of the Company facilities located in the Uinta Basin. The Company has exchanged information with the EPA and UDAQ and is engaged in discussions aimed at resolving the allegations. The Company is unable to predict the financial impact of the NOV or the timing of its resolution at this time. Resolution of the matter may result in monetary sanctions of more than $300,000.

For additional information, see Note 27 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Ovintiv’s shares of common stock are listed and posted for trading on the NYSE and TSX under the symbol “OVV”.

Shareholders

The Company is authorized to issue up to 775,000,000 shares of stock consisting of: (a) 750,000,000 shares of common stock, par value $0.01 per share, and (b) 25,000,000 shares of preferred stock, par value $0.01 per share. As at February 18, 2022, there were 256,769,168 shares of common stock outstanding held by 5,230 shareholders of record, and no shares of preferred stock outstanding.

Capital Return Information

In 2021, the Company paid a quarterly dividend of $0.09375 per share for each of the first two quarters and $0.14 per share for the third and fourth quarters (2020: $0.09375 per share each quarter) and $0.4675 per share annually (2020: $0.375 per share annually). On February 24, 2022 the Board of Directors declared a dividend of $0.20 per share of Ovintiv common stock payable on March 31, 2022 to common shareholders of record as of March 15, 2022. The Company currently pays dividends quarterly to shareholders of record as of the 15th day (or the previous business day) of the last month of each calendar quarter, with the last business day of the same month being the corresponding payment date.

On September 9, 2021 the Company announced a new capital allocation framework commencing in the fourth quarter of 2021, where the Company is committed to return 25 percent of Non-GAAP Cash Flow in excess of capital expenditures and base dividends in the form of share buybacks and/or variable dividends at the discretion of the Board. During the fourth quarter of 2021, the Company elected share buybacks under the capital allocation framework.

Although we currently intend to return capital to shareholders in the form of (a) a base quarterly cash dividend; (b) variable cash dividends; and/or (c) repurchases of our outstanding common stock (commonly known as share buybacks), the amount and timing of these returns of capital to shareholders may vary from time to time. The decision whether to return capital to shareholders, as well as the timing and amount of any return of capital to shareholders, is subject to the discretion of the Board of Directors, which regularly evaluates our proposed capital returns to shareholders and the requirements, if any, under DGCL. See Item 1A. Risk Factors of this Annual Report on Form 10‑K, “The decision to return capital to shareholders, whether through cash dividends, share buybacks or otherwise, and the amount and timing of such capital returns is subject to the discretion of the Board of Directors and will vary from time to time”.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information concerning securities authorized for issuance under equity compensation plans is set forth in the Proxy Statement relating to the Company’s 2022 annual meeting of shareholders, which is incorporated herein by reference.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PERSONS

On September 28, 2021, Ovintiv announced it had received regulatory approval to purchase, for cancellation, up to 26 million shares of common stock pursuant to a NCIB over a 12-month period from October 1, 2021 to September 30, 2022. The number of shares of common stock authorized for purchase represents 10 percent of Ovintiv's public float as of September 20, 2021.

During the three months ended December 31, 2021, the Company purchased approximately 3 million shares of common stock for total consideration of approximately $111 million at a weighted average price of $36.18 per share. The following table presents the shares of common stock purchased during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2021	791,392	$37.91	791,392	25,256,869
November 1 to November 30, 2021	1,786,135	35.94	1,786,135	23,470,734
December 1 to December 31, 2021	490,766	34.23	490,766	22,979,968
Total	3,068,293	$36.18	3,068,293	22,979,968

(1)	Includes commissions.

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

The following graph compares the cumulative five-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the S&P 400 and the SPDR Oil & Gas Exploration & Production ETF (“XOP U.S. Equity”). The graph was prepared assuming $100 was invested on December 31, 2016 in the Company’s common stock, the S&P 400 and the XOP U.S. Equity, and dividends have been reinvested subsequent to the initial investment. The graph is included for historical comparative purposes only and should not be considered indicative of future performance.

Comparison of 5-Year Cumulative Total Return Among

Ovintiv, the S&P 400 and XOP U.S. Equity

(US$100 Invested in Base Period)

200
180
160
140
120
100
80
60
40
20
-
2016
2017
2018
2019
2020
2021
OVV
XOP
SP400

Fiscal Year Ended December 31	2016	2017	2018	2019	2020	2021
Ovintiv	$ 100.00	$ 114.19	$ 49.82	$ 41.03	$ 26.75	$ 63.76
S&P 400	100.00	116.23	103.33	130.37	148.16	184.81
XOP US Equity	100.00	90.53	65.10	58.95	37.54	62.61

Item 6. [Reserved]

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective which includes an overview of Ovintiv’s consolidated 2021 results and year-over-year comparisons between 2021 and 2020 results. This MD&A should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2021 (“Consolidated Financial Statements”), which are included in Item 8 of this Annual Report on Form 10-K. Discussion and analysis of 2019 results and year-over-year comparisons between 2020 and 2019 results that are not included in this Form 10-K, and can be found in Item 7 of the 2020 Annual Report on Form 10-K.

Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Annual Report on Form 10-K. This MD&A includes the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Accounting Policies and Estimates
•	Non-GAAP Measures

Executive Overview

Strategy

Ovintiv is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays as part of its strategy outlined in Items 1 and 2 of this Annual Report on Form 10-K. Ovintiv is committed to growing long-term shareholder value by delivering on its strategic priorities through execution excellence, disciplined capital allocation, commercial acumen and risk management, while driving environmental, social and governance progress. The Company’s strategy is founded on its multi-basin portfolio of top tier assets, financial strength, as well as its core and foundational values.

In support of the Company’s commitment to growing shareholder value, Ovintiv implemented a capital allocation framework in 2021 that outlines increasing returns to shareholders as well as continuing the Company’s progress on debt reduction.

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

Ovintiv continually reviews and evaluates its strategy and changing market conditions in order to maximize cash flow generation from its Core Assets located in some of the best plays in North America. As at December 31, 2021, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These Core Assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

Underpinning Ovintiv’s strategy are core values of one, agile, innovative and driven, which guide the organization to be collaborative, responsive, flexible and determined. The Company is committed to excellence with a passion to drive corporate financial performance and succeed as a team.

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

Highlights

During 2021, the Company focused on executing its 2021 capital plan aimed at maximizing profitability through operational and capital efficiencies, delivering cash from operating activities and using excess cash flows to reduce total long-term debt. Higher upstream product revenues in 2021 compared to 2020 resulted from higher average realized prices, excluding the impact of risk management activities. Increases in average realized natural gas and liquids prices of 91 percent and 90 percent, respectively, were primarily due to higher benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

The Company continued to deliver significant cash from operating activities while reducing its total long-term debt balance. Cash from operating activities of $3,129 million included a net realized loss of $1,362 million on the settlement of commodity and foreign exchange risk management positions and a current income tax recovery of $156 million primarily due to the resolution of prior years’ tax items. The Company used excess cash flows to reduce its total long-term debt balance by $2.1 billion in 2021.

Significant Developments

•

On April 28, 2021, the Company closed the sale of its previously announced Duvernay assets and received proceeds of approximately $238 million, after closing and other adjustments. The transaction had an effective date of January 1, 2021.

•

On May 19, 2021, the Company closed the sale of its previously announced Eagle Ford assets and received proceeds of approximately $764 million, after closing and other adjustments. The transaction had an effective date of January 1, 2021.

•

On May 19, 2021, the Company announced its intention to redeem the Company’s $600 million, 5.75 percent senior notes due January 30, 2022, and its $518 million, 3.90 percent senior notes due November 15, 2021. The senior notes were redeemed on June 18, 2021 and August 16, 2021, respectively. The combined debt redemptions will result in annualized interest savings of over $50 million.

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
•

On September 28, 2021, in conjunction with the new capital allocation framework, Ovintiv announced it received regulatory approval to commence a NCIB that enables the Company to purchase, for cancellation, up to approximately 26 million shares of common stock over a 12-month period from October 1, 2021 to September 30, 2022. During 2021, Ovintiv purchased for cancellation, approximately 3.1 million shares of common stock at an average price of $36.18 per share, for total consideration of approximately $111 million.

•

On October 6, 2021, Ovintiv launched its sustainability website, which highlights the Company’s progress on its key ESG metrics and initiatives, and announced several sustainability milestones related to emission reductions, social responsibility, and corporate governance. As of December 31, 2021, the Company exceeded its 33 percent methane emissions intensity reduction target, four years ahead of schedule and reduced its GHG emissions intensity by greater than 20 percent compared to 2019 levels. On February 24, 2022, the Company announced a further GHG emissions intensity reduction target of 50 percent compared to 2019 levels, to be achieved by 2030.

•

On February 24, 2022, Ovintiv announced an increase of about 43 percent to its quarterly dividend payment representing an annualized dividend of $0.80 per share of common stock as part of the Company’s commitment to returning capital to shareholders.

Financial Results

•	Reported net earnings of $1,416 million, including net losses on risk management in revenues of $1,883 million, before tax and a current income tax recovery of $156 million.
•

Generated cash from operating activities of $3,129 million, Non-GAAP Cash Flow of $3,209 million and Non‑GAAP Cash Flow Margin of $16.46 per BOE. Cash from operating activities exceeded capital expenditures by $1,610 million.

•	Paid dividends of $0.4675 per share of common stock totaling $122 million.
•

Had $4.5 billion in total liquidity as at December 31, 2021, which included available credit facilities of $4.0 billion, available uncommitted demand lines of $300 million, and cash and cash equivalents of $195 million.

•	Reduced total long-term debt by $2.1 billion.
•	Reported Net Debt to Adjusted EBITDA of 1.4 times.

Capital Investment

•	Reported total capital spending of $1,519 million, which was in line with the full year 2021 investment plan of $1.5 billion.
•	Directed $1,362 million, or 90 percent, of total capital spending to the Core Assets.
•	Focused on highly efficient capital activity and short-cycle high margin projects providing flexibility to respond to fluctuations in commodity prices.

Production

•

Produced average liquids volumes of 274.5 Mbbls/d which accounted for 51 percent of total production volumes. Average oil and plant condensate volumes of 191.2 Mbbls/d, or 70 percent of total liquids production volumes, was in line with full year 2021 updated guidance of 191.0 Mbbls/d to 194.0 Mbbls/d.

•	Produced average natural gas volumes of 1,556 MMcf/d which accounted for 49 percent of total production volumes and was in line with full year 2021 updated guidance of 1,555 MMcf/d to 1,570 MMcf/d.

Operating Expenses

•

Incurred Total Costs in 2021 of $2,613 million, or $13.42 per BOE, an increase of $300 million or $1.82 per BOE compared to 2020. Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items in 2021 compared to 2020 impacting Total Costs include:

o

Higher upstream transportation and processing expenses of $162 million, primarily due to higher production volumes in Montney ($95 million) and a higher U.S./Canadian dollar exchange rate ($55 million); and

o	Higher production, mineral and other taxes of $120 million, primarily due to higher commodity prices.
•	Total Operating Expenses in 2021 of $7,139 million decreased by $4,345 million primarily due to the non-cash ceiling test impairments of $5,580 million recognized in 2020.

Additional information on Total Costs items and Total Operating Expenses above can be found in the Results of Operations section of this MD&A.

2022 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

In 2021, OPEC+ production cuts and increased global demand for oil resulted in upward pressures on oil prices and the tightening of global oil inventories. Oil prices during 2022 will continue to be impacted by the global containment of the coronavirus (“COVID-19”), pace of economic recovery, OPEC+ production levels, and the potential for higher U.S. production.

COVID-19 vaccine rollout/uptake continues to drive optimism, however, emerging COVID-19 variants may impact economic progress while the gradual easing of OPEC+ oil production cuts, the potential for higher U.S. oil production, and macroeconomic risks could contribute to commodity market uncertainty. Since the second quarter of 2021, OPEC+ has gradually increased production in response to increases in oil demand. OPEC+ continues to meet regularly to review the state of global oil supply, demand and inventory levels, and is expected to continue with its planned production increases in 2022.

Natural Gas Markets

Natural gas prices are primarily affected by structural changes in supply and demand as well as deviations from seasonally normal weather. In 2021, supportive weather conditions, limited supply growth from U.S. producers and increased electricity usage contributed to increased drawdowns of natural gas inventory and higher natural gas prices. Natural gas prices in 2022 are expected to be impacted by the interplay between gas production and associated gas from oil production, as well as changes in demand from the power generation sector, changes in export levels of liquified natural gas and impacts from seasonal weather.

Company Outlook

The Company continues to exercise discretion and discipline to optimize capital allocation throughout 2022 as oil demand recovers and the commodity price environment evolves. Ovintiv pursues innovative ways to reduce upstream operating and administrative expenses and expects to benefit from durable cost savings and efficiencies to maximize cash flows.

Markets for crude oil and natural gas are exposed to different price risks and are inherently volatile. While the market price for crude oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. To mitigate price volatility and help sustain revenues, particularly during periods of low commodity prices, the Company enters into derivative financial instruments. As at December 31, 2021, the Company has hedged approximately 80.0 Mbbls/d of expected oil and condensate production and 1,293 MMcf/d of expected natural gas production for 2022. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital Investment

The Company plans to spend approximately $1.5 billion on its 2022 capital investment program. The majority of this capital program is expected to be allocated to the Core Assets with a focus on maximizing returns from high margin liquids. In 2022, the Company expects to generate cash flows in excess of capital expenditures.

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

In 2022, the Company expects average oil and plant condensate production volumes of approximately 180.0 Mbbls/d to 190.0 Mbbls/d, other NGLs production volumes of approximately 78.0 Mbbls/d to 82.0 Mbbls/d and natural gas production volumes of approximately 1,450 MMcf/d to 1,500 MMcf/d.

Operating Expenses

The Company continues to benefit from cost savings measures implemented in 2020 which included workforce reductions and operating efficiencies. With rising activity in the oil and gas industry and the recovery of commodity prices, service and supply costs are expected to increase. Ovintiv continues to pursue innovative ways to reduce upstream operating and administrative expenses, and strives to minimize any inflationary pressures with efficiency improvements and effective supply chain management.

Total Costs per BOE is expected to increase for 2022 primarily due to higher production taxes resulting from expected strengthening of commodity prices and higher transportation and processing costs. For 2022, Ovintiv expects Total Costs of approximately $14.75 per BOE to $15.25 per BOE. Total Costs is defined in the Non-GAAP Measures section of this MD&A.

Long-Term Debt Reduction

Ovintiv remains focused on strengthening its balance sheet. Since the second quarter of 2020, the Company has allocated $2,580 million in excess cash flows to reduce its total long-term debt balance, which included proceeds from the Duvernay and Eagle Ford asset divestitures. The Company expects to achieve its Net Debt balance of $3.0 billion in the second half of 2022, assuming commodity prices of $85.00 per barrel for WTI oil and $4.50 per MMBtu for NYMEX natural gas.

In June 2021, the Company redeemed its $600 million, 5.75 percent senior notes due January 30, 2022, and in August 2021, redeemed its $518 million, 3.90 percent senior notes due November 15, 2021. The combined debt redemptions will result in annualized interest savings of over $50 million.

As at December 31, 2021, the Company had no outstanding balances under its revolving credit facilities and U.S. dollar commercial paper programs.

Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the Liquidity and Capital Resources section of this MD&A, respectively.

Additional information on Ovintiv’s 2022 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

Environmental, Social and Governance

Ovintiv recognizes the importance of reducing its environmental footprint and voluntarily participates in emission reduction programs. The Company has adopted a range of strategies to help reduce emissions from its operations. These strategies include incorporating new and proven technologies and optimizing processes in its drilling and completions operations, and working closely with third-party providers to develop best practices. The Company continues to look for innovative techniques and efficiencies to help maintain its commitment to emission reductions.

As of September 1, 2021, the Company is in alignment with the World Bank Zero Routine Flaring initiative, nine years ahead of the World Bank’s target date of 2030. Ovintiv does not engage in routine flaring by ensuring natural gas gathering infrastructure is in place for all of its producing wells.

As of December 31, 2021, the Company exceeded its targeted 33 percent reduction in methane emissions intensity four years ahead of schedule and achieved a greater than 20 percent reduction in Scope 1 and 2 GHG emissions intensity compared to 2019 levels. In 2022, the Company announced a further GHG emissions intensity reduction target of 50 percent compared to 2019 levels, to be achieved by 2030. This new emissions reduction target is also tied to its annual compensation program for all employees.

Ovintiv is committed to diversity, equity and inclusion. In 2021, the Company developed a new social commitment framework, which is rooted in the Company’s foundational values of integrity, safety, sustainability, trust and respect. The framework focuses on respecting stakeholders, strengthening communities and fostering a culture of inclusion.

Ovintiv remains committed to protecting the health and safety of its workforce. Safety is a foundational value at Ovintiv and plays a critical role in the Company’s belief that a safe workplace is a strong indicator of a well-managed business. This safety-oriented mindset enables the Company to quickly respond to emergencies and minimize any impacts to employees and business continuity. From the onset of the COVID-19 pandemic, Ovintiv established a Pandemic Response Team to continually assess the impact of COVID-19 and develop protocols and procedures to maintain a safe working environment for its staff. Despite the challenges presented by COVID-19, the Company reported its eighth consecutive safest year in 2021.

Additional information on Ovintiv’s ESG practices are outlined in Items 1 and 2 of this Annual Report on Form 10-K, and on the Company’s sustainability website at https://sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

($ millions)	2021	2020

Product and Service Revenues
Upstream product revenues	$7,420	$4,044
Market optimization	3,043	1,459
Service revenues (1)	5	6
Total Product and Service Revenues	10,468	5,509

Gains (Losses) on Risk Management, Net	(1,883)	507
Sublease Revenues	73	71
Total Revenues	8,658	6,087

Total Operating Expenses (2)	7,139	11,484
Operating Income (Loss)	1,519	(5,397)
Total Other (Income) Expenses	280	333
Net Earnings (Loss) Before Income Tax	1,239	(5,730)
Income Tax Expense (Recovery)	(177)	367

Net Earnings (Loss)	$1,416	$(6,097)
(1)	Service revenues include amounts related to the USA and Canadian Operations.
(2)	Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

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

Benchmark Prices

(average for the period)	2021	2020

Oil & NGLs
WTI ($/bbl)	$67.91	$39.40
Houston ($/bbl)	68.85	41.05
Edmonton Condensate (C$/bbl)	85.48	49.45

Natural Gas
NYMEX ($/MMBtu)	$3.84	$2.08
AECO (C$/Mcf)	3.56	2.24
Dawn (C$/MMBtu)	4.60	2.50

Production Volumes and Realized Prices

	Production Volumes (1)		Realized Prices (2)
	2021	2020	2021	2020

Oil (Mbbls/d, $/bbl)
USA Operations	140.0	150.9	$65.69	$36.84
Canadian Operations	0.3	0.6	56.71	32.58
Total	140.3	151.5	65.67	36.83

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	10.5	11.1	60.18	26.68
Canadian Operations	40.4	41.0	67.11	35.87
Total	50.9	52.1	65.68	33.92

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	67.5	70.3	25.66	9.52
Canadian Operations	15.8	15.0	29.45	11.53
Total	83.3	85.3	26.38	9.87

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	218.0	232.3	53.04	28.09
Canadian Operations	56.5	56.6	56.48	29.40
Total	274.5	288.9	53.75	28.34

Natural Gas (MMcf/d, $/Mcf)
USA Operations	490	529	3.71	1.60
Canadian Operations	1,066	1,000	3.52	2.01
Total	1,556	1,529	3.58	1.87

Total Production (MBOE/d, $/BOE)
USA Operations	299.7	320.5	44.65	23.00
Canadian Operations	234.2	223.3	29.66	16.42
Total	533.9	543.8	38.08	20.30

Production Mix (%)
Oil & Plant Condensate	36	37
NGLs – Other	15	16
Total Oil & NGLs	51	53
Natural Gas	49	47

Production Change – Year Over Year (%) (3)
Total Oil & NGLs	(5)	(4)
Natural Gas	2	(3)
Total Production	(2)	(4)

Core Assets Production
Oil (Mbbls/d)	108.1	106.3
NGLs – Plant Condensate (Mbbls/d)	48.8	46.3
NGLs – Other (Mbbls/d)	76.2	75.8
Total Oil & NGLs (Mbbls/d)	233.1	228.4
Natural Gas (MMcf/d)	1,453	1,373
Total Production (MBOE/d)	475.2	457.2
% of Total Production	89	84
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2020 Upstream Product Revenues	$2,042	$647	$308	$1,047	$4,044
Increase (decrease) due to:
Sales prices	1,477	588	501	966	3,532
Production volumes	(155)	(17)	(7)	19	(160)
2021 Upstream Product Revenues (1)	$3,364	$1,218	$802	$2,032	$7,416
(1)	Revenues for 2021 exclude certain other revenue and royalty adjustments with no associated production volumes of $4 million.

Oil Revenues

2021 versus 2020

Oil revenues increased $1,322 million compared to 2020 primarily due to:

•

Higher average realized oil prices of $28.84 per bbl, or 78 percent, increased revenues by $1,477 million. The increase reflected higher WTI and Houston benchmark prices which were up 72 percent and 68 percent, respectively, and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 11.2 Mbbls/d decreased revenues by $155 million. Lower volumes were primarily due to natural declines surpassing incremental production in Eagle Ford, Anadarko and Bakken (11.3 Mbbls/d) and the sale of the Eagle Ford assets in the second quarter of 2021 (8.5 Mbbls/d), partially offset by successful drilling in Permian (5.4 Mbbls/d) and production shut-ins due to the economic downturn in 2020 (2.9 Mbbls/d).

NGL Revenues

2021 versus 2020

NGL revenues increased $1,065 million compared to 2020 primarily due to:

•

Higher average realized plant condensate prices of $31.76 per bbl, or 94 percent, increased revenues by $588 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 73 percent and 72 percent, respectively, as well as higher regional pricing relative to the WTI benchmark price;

•	Higher average realized other NGL prices of $16.51 per bbl, or 167 percent, increased revenues by $501 million reflecting higher other NGL benchmark prices and higher regional pricing;
•

Lower average plant condensate production volumes of 1.2 Mbbls/d decreased revenues by $17 million. Lower volumes were primarily due to the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (2.3 Mbbls/d) and natural declines in Duvernay and Anadarko (2.0 Mbbls/d), partially offset by successful drilling in Montney and Permian (3.0 Mbbls/d); and

•

Lower average other NGL production volumes of 2.0 Mbbls/d decreased revenues by $7 million. Lower volumes were primarily due to natural declines in Anadarko and Eagle Ford (4.3 Mbbls/d) and the sale of the Eagle Ford assets in the second quarter of 2021 (2.2 Mbbls/d), partially offset by successful drilling in Montney and Permian (4.0 Mbbls/d).

Natural Gas Revenues

2021 versus 2020

Natural gas revenues increased $985 million compared to 2020 primarily due to:

•

Higher average realized natural gas prices of $1.71 per Mcf, or 91 percent, increased revenues by $966 million. The increase reflected higher NYMEX, Dawn and AECO benchmark prices which were up 85 percent, 84 percent and 59 percent, respectively, and higher regional pricing; and

•

Higher average natural gas production volumes of 27 MMcf/d increased revenues by $19 million primarily due to successful drilling in Montney (119 MMcf/d), partially offset by natural declines in Anadarko and Duvernay (43 MMcf/d), the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (36 MMcf/d) and increased third-party plant down-time in Montney (10 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. The Company’s commodity price mitigation program reduces volatility and helps sustain revenues during periods of lower prices. Additional information on the Company’s commodity price positions as at December 31, 2021 can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table provides the effects of the Company’s risk management activities on revenues.

	$ millions		Per-Unit
	2021	2020	2021	2020

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(737)	$435	$(14.39)	$7.85
NGLs - Plant Condensate ($/bbl)	(155)	133	$(8.35)	$6.97
NGLs - Other ($/bbl)	(131)	(14)	$(4.31)	$(0.46)
Natural Gas ($/Mcf)	(373)	148	$(0.66)	$0.26
Other (2)	1	9	$-	$-
Total ($/BOE)	(1,395)	711	$(7.17)	$3.52

Unrealized Gains (Losses) on Risk Management	(488)	(204)
Total Gains (Losses) on Risk Management, Net	$(1,883)	$507
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

Ovintiv recognizes fair value changes from its risk management activities each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationship between contract prices and the associated forward curves. Realized gains or losses on risk management activities related to commodity price mitigation are included in the USA Operations, Canadian Operations and Market Optimization revenues as the contracts are cash settled. Unrealized gains or losses on fair value changes of unsettled contracts are included in the Corporate and Other segment. Additional information on fair value changes can be found in Note 24 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Market Optimization Revenues

Market Optimization product revenues relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. Ovintiv also purchases and sells third-party volumes under marketing arrangements associated with the Company’s previous divestitures.

($ millions)	2021	2020

Market Optimization	$3,043	$1,459

2021 versus 2020

Market Optimization product revenues increased $1,584 million compared to 2020 primarily due to:

•

Higher oil and natural gas benchmark prices ($1,490 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($555 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($461 million).

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

	$ millions		$/BOE
	2021	2020	2021	2020

USA Operations	$278	$158	$2.54	$1.34
Canadian Operations	15	15	$0.18	$0.18
Total	$293	$173	$1.51	$0.87

2021 versus 2020

Production, mineral and other taxes increased $120 million compared to 2020 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($144 million), partially offset by the sale of the Eagle Ford assets in the second quarter of 2021 ($15 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
	2021	2020	2021	2020

USA Operations	$507	$453	$4.64	$3.86
Canadian Operations	937	829	$10.97	$10.12
Upstream Transportation and Processing	1,444	1,282	$7.42	$6.44

Market Optimization	172	220
Total	$1,616	$1,502

2021 versus 2020

Transportation and processing expense increased $114 million compared to 2020 primarily due to:

•

Higher volumes in Montney ($95 million), a higher U.S./Canadian dollar exchange rate ($57 million), higher variable rates in Permian and Anadarko due to higher natural gas prices ($57 million) and higher costs relating to the diversification of the Company’s downstream markets ($18 million);

partially offset by:

•

The expiration of certain transportation contracts in the USA Operations as well as expired contracts relating to previously divested assets ($51 million), the sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($40 million), the decommissioning of Deep Panuke ($24 million), lower natural gas volumes in Anadarko ($16 million) and recoveries of amounts related to certain transportation contracts ($7 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which the Company has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
	2021	2020	2021	2020

USA Operations	$490	$485	$4.48	$4.12
Canadian Operations	111	100	$1.27	$1.21
Upstream Operating Expense (1)	601	585	$3.07	$2.92

Market Optimization	25	22
Corporate & Other	(1)	(2)
Total	$625	$605
(1)	Upstream Operating Expense per BOE for 2021 includes long-term incentive costs of $0.13/BOE (2020 - long-term incentive costs of $0.04/BOE).

2021 versus 2020

Operating expense increased $20 million compared to 2020 primarily due to:

•

Increased activity resulting from higher production in Permian and improved commodity prices ($32 million), lower capitalization of directly attributable internal costs ($26 million), higher long-term incentive costs resulting from an increase in the Company’s share price in 2021 compared to a decrease in 2020 ($21 million) and a higher U.S./Canadian dollar exchange rate ($7 million);

partially offset by:

•

The sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($43 million) and lower salaries and benefits due to decreased headcount resulting from workforce reductions in the second quarter of 2020 ($23 million).

Additional information on the Company’s long-term incentive costs can be found in Note 22 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

($ millions)	2021	2020

Market Optimization	$2,951	$1,366

2021 versus 2020

Purchased product expense increased $1,585 million compared to 2020 primarily due to:

•	Higher oil and natural gas benchmark prices ($1,451 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($556 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($422 million).

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

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of this MD&A.

	$ millions		$/BOE
	2021	2020	2021	2020

USA Operations	$837	$1,378	$7.65	$11.75
Canadian Operations	332	427	$3.89	$5.21
Upstream DD&A	1,169	1,805	$6.00	$9.06

Corporate & Other	21	29
Total	$1,190	$1,834

2021 versus 2020

DD&A decreased $644 million compared to 2020 primarily due to:

•

Lower depletion rates in the USA and Canadian Operations ($448 million and $144 million, respectively) and lower production volumes in USA Operations ($93 million), partially offset by higher U.S./Canadian dollar exchange rate ($32 million) and higher production volumes in the Canadian Operations ($19 million).

The depletion rate in the USA Operations decreased $4.10 per BOE compared to 2020 primarily due to the ceiling test impairments recognized in 2020 and the sale of the Eagle Ford assets in the second quarter of 2021. The depletion rate in the Canadian Operations decreased $1.32 per BOE compared to 2020 primarily due to the sale of the Duvernay assets in the second quarter of 2021.

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

In 2021, the Company did not recognize ceiling test impairments (2020 - $5,580 million before tax, in the USA Operations). The non-cash ceiling test impairments in 2020 primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
2021	66.56	83.69	3.60	3.26
2020	39.62	49.77	1.98	2.13
(1)	All prices were held constant in all future years when estimating net revenues and reserves.

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

	$ millions		$/BOE
	2021	2020	2021	2020

Administrative, excluding Long-Term Incentive Costs,
Restructuring and Legal Costs, and Current Expected Credit Losses (1)	$300	$281	$1.55	$1.41
Long-term incentive costs	107	23	0.55	0.12
Restructuring and legal costs	34	90	0.17	0.45
Current expected credit losses	1	1	-	-
Total Administrative (2)	$442	$395	$2.27	$1.98
(1)	Includes costs related to The Bow office lease of $117 million (2020 - $110 million), half of which is recovered from sublease revenues.
(2)	Total Administrative costs for 2021 reflects a higher U.S./Canadian dollar exchange rate of $13 million.

2021 versus 2020

Administrative expense increased $47 million compared to 2020 primarily due to:

•	Higher long-term incentive costs resulting from an increase in the Company’s share price in 2021 compared to a decrease in 2020 ($84 million) and higher legal and consulting costs ($28 million);

partially offset by:

•	A decrease in restructuring costs related to workforce reductions in 2020 ($76 million).

During 2020, the Company completed workforce reductions as part of a company-wide reorganization in response to the low commodity price environment resulting from the global pandemic and the Company’s planned reductions in capital spending. Additional information on restructuring charges and long-term incentive costs can be found in Notes 21 and 22, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other (Income) Expenses

($ millions)	2021	2020

Interest	$340	$371
Foreign exchange (gain) loss, net	(23)	17
Other (gains) losses, net	(37)	(55)
Total Other (Income) Expenses	$280	$333

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2021 versus 2020

Interest expense decreased $31 million compared to 2020 primarily due to:

•

The redemption of the Company’s 2021 and 2022 senior notes ($25 million), and open market repurchases of long-term debt completed in 2020 and decreased amounts drawn from the Company’s credit facilities ($21 million);

partially offset by:

•	A one-time make-whole interest payment of $19 million resulting from the June 2021 early redemption of the Company’s $600 million, 5.75 percent senior notes due January 30, 2022.

Foreign Exchange (Gain) Loss, Net

Foreign exchange gains and losses primarily result from the impact of fluctuations in the Canadian to U.S. dollar exchange rate. Additional information on changes in foreign exchange gains or losses can be found in Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Additional information on foreign exchange rates and the effects of foreign exchange rate changes can be found in Item 7A of this Annual Report on Form 10-K.

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

2021 versus 2020

Net foreign exchange gain was $23 million compared to a loss of $17 million in 2020 primarily due to:

•

Lower unrealized foreign exchange losses on the translation of U.S. dollar financing debt issued from Canada compared to 2020 ($50 million), realized foreign exchange gains on the settlement of U.S. dollar risk management contracts and financing debt issued from Canada compared to losses in 2020 ($34 million and $9 million, respectively) and realized foreign exchange gains on the settlement of intercompany notes compared to losses in 2020 ($8 million);

partially offset by:

•

Unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts issued from Canada compared to gains in 2020 ($33 million) and lower unrealized foreign exchange gains on the translation of intercompany notes ($27 million).

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

Other gains in 2021 includes interest income of $14 million primarily associated with the resolution of prior years’ tax items.

Other gains in 2020 primarily included gains of $30 million relating to the repurchase of the Company’s fixed long-term debt on the open market and interest income of $5 million.

Income Tax

($ millions)	2021	2020

Current Income Tax Expense (Recovery)	$(156)	$(14)
Deferred Income Tax Expense (Recovery)	(21)	381
Income Tax Expense (Recovery)	$(177)	$367

Effective Tax Rate	(14.3% )	(6.4%	)

Income Tax Expense (Recovery)

2021 versus 2020

In 2021, Ovintiv recorded an income tax recovery of $177 million compared to an income tax expense of $367 million in 2020, primarily due to the resolution of prior years’ tax items and the change in valuation allowances.

Deferred income tax assets are routinely assessed for realizability. During the year ended December 31, 2020, the Company determined, after weighing both positive and negative evidence, that a valuation allowance should be recorded to reduce the associated deferred tax assets in the U.S. and in Canada. Accordingly, a valuation allowance of $568 million was recognized in Canada related to prior years’ deferred tax assets during the year ended December 31, 2020. As at December 31, 2021, the Company continues to be in a cumulative three-year loss position in both the U.S. and Canada and as such, continues to recognize the valuation allowance against net deferred tax assets. The cumulative three-year losses and uncertainty in the timing as to when the realization of deferred tax assets will occur, is significant negative evidence to overcome, and consequently, it is more likely than not that the deferred tax assets will not be realizable. However, if market conditions continue to improve, it is possible that a portion of the valuation allowance in Canada may be reversed within the next 12 months.

Effective Tax Rate

The Company’s annual effective income tax rate is primarily impacted by earnings, changes in valuation allowances, amounts in respect of prior periods, state taxes, income tax related to foreign operations, the effect of legislative changes, and tax differences on divestitures and transactions.

The Company’s effective tax rate was (14.3) percent for 2021, which is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of prior years’ tax items and the change in valuation allowances.

The Company’s effective tax rate was (6.4) percent for 2020, which is lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded relating to net losses arising from ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets.

The determination of income and other tax liabilities of the Company and its subsidiaries requires interpretation of complex domestic and foreign tax laws and regulations, that are subject to change. The Company’s interpretation of tax laws may differ from the interpretation of the tax authorities. As a result, there are tax matters under review for which the timing of resolution is uncertain. The Company believes that the provision for income taxes is adequate.

Additional information on income taxes can be found in Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations or to manage its capital structure as discussed below. At December 31, 2021, $188 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

($ millions, except as indicated)	2021	2020

Cash and Cash Equivalents	$195	$10
Available Credit Facilities (1)	4,000	3,402
Available Uncommitted Demand Lines (2)	300	269
Issuance of U.S. Commercial Paper	-	(352)
Total Liquidity	$4,495	$3,329

Long-Term Debt, including current portion	$4,786	$6,885
Total Shareholders’ Equity (3)	$5,074	$3,837

Debt to Capitalization (%) (4)	49	64
Debt to Adjusted Capitalization (%) (5)	27	37
(1)	Includes available credit facilities of $2.5 billion (2020 - $2.1 billion) in the U.S. and $1.5 billion (2020 - $1.3 billion) in Canada as at December 31, 2021 (collectively, the “Credit Facilities”).
(2)	Includes three uncommitted demand lines totaling $336 million, net of $36 million in related undrawn letters of credit (2020 - $336 million and $67 million, respectively).
(3)	Shareholders’ Equity reflects the shares of common stock purchased, for cancellation, under the Company’s 2021 NCIB program.
(4)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(5)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $4.0 billion, which include a $2.5 billion revolving credit facility for Ovintiv Inc. and a $1.5 billion revolving credit facility for a Canadian subsidiary, both maturing in July 2024. The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital program. At December 31, 2021, there were no outstanding amounts under the revolving Credit Facilities and the Company continues to have full access to its Credit Facilities.

During the fourth quarter of 2021, Ovintiv’s credit rating was upgraded to investment grade by one of its credit rating agencies driven by Ovintiv’s significant debt reductions and improved commodity price assumptions used by the rating agency. As a result of the upgrade, most of Ovintiv’s credit ratings are investment grade.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at December 31, 2021, the Company had no commercial paper outstanding under its U.S. CP programs and continues to have full access to its U.S. CP programs.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $4.5 billion. At December 31, 2021, Ovintiv also had approximately $36 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities.

Ovintiv has a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At December 31, 2021, $6.0 billion remained accessible under the Canadian shelf prospectus. The ability to issue securities under the U.S. shelf registration statement or Canadian shelf prospectus is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted capitalization to be less than 60 percent. As at December 31, 2021, the Company’s Debt to Adjusted Capitalization was 27 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Ovintiv does not expect the current COVID-19 pandemic to impact the Company’s ability to remain in compliance with its financial covenants under the Credit Facilities. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Sources and Uses of Cash

During 2021, the Company primarily generated cash through operating activities and divestitures. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

($ millions)	Activity Type	2021	2020

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$3,129	$1,895
Proceeds from divestitures	Investing	1,025	89
Net issuance of revolving long-term debt	Financing	-	252
		4,154	2,236

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	1,519	1,736
Acquisitions	Investing	11	19
Net repayment of revolving long-term debt	Financing	950	-
Repayment of long-term debt (1)	Financing	1,137	272
Purchase of shares of common stock	Financing	111	-
Dividends on shares of common stock	Financing	122	97
Other	Financing/Investing	119	287
		3,969	2,411
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		-	(5)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$185	$(180)
(1)	Includes open market repurchases in 2020.

Operating Activities

Net cash from operating activities in 2021 was $3,129 million and was primarily a reflection of the impacts from higher average realized commodity prices, partially offset by the effects of the Company’s commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 26 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in 2021 was $3,209 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

2021 versus 2020

Net cash from operating activities increased $1,234 million compared to 2020 primarily due to:

•

Higher realized commodity prices ($3,532 million), a current income tax recovery mainly due to the resolution of prior years’ tax items ($156 million), lower decommissioning payments primarily related to Deep Panuke ($123 million), lower administrative expenses, excluding non-cash long-term incentive costs and current expected credit losses ($25 million) and higher interest income ($9 million);

partially offset by:

•

Realized losses on risk management in revenues compared to gains in 2020 ($2,106 million), changes in non-cash working capital ($180 million), lower production volumes ($160 million), higher production, mineral and other taxes ($120 million) and higher transportation and processing expense ($114 million).

Investing Activities

The Company’s primary investing activities are capital expenditures, divestitures and acquisitions, and are summarized in Notes 2 and 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2021 and 2020

Net cash used in investing activities in 2021 was $525 million primarily due to capital expenditures, partially offset by proceeds from divestitures. Capital expenditures decreased $217 million compared to 2020 due to the Company’s reduced capital program in response to the volatile market conditions that commenced at the end of the first quarter of 2020 as well as the Company’s drive to maintain capital discipline while maximizing efficiency gains.

Acquisitions in 2021 were $11 million (2020 - $19 million), which primarily included property purchases with oil and liquids rich potential.

Divestitures in 2021 were $1,025 million, which primarily included the sale of the Eagle Ford assets in south Texas and Duvernay assets in west central Alberta, totaling approximately $1.0 billion, after closing and other adjustments, as well as certain properties that did not complement Ovintiv’s existing portfolio of assets. Divestitures in 2020 were $89 million, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategy to enhance liquidity, strengthen its balance sheet by repaying or repurchasing existing debt, and returning value to shareholders through the purchase of shares of common stock and paying dividends.

2021 versus 2020

Net cash used in financing activities in 2021 increased $2,213 million compared to 2020. The increase was primarily due to a net repayment of revolving long-term debt in 2021 of $950 million compared to a net issuance in 2020 of $252 million, higher repayment of long-term debt associated with the early redemption of the Company’s senior notes ($865 million) and shares of common stock purchased under the 2021 NCIB ($111 million) as discussed below.

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

The Company’s long-term debt totaled $4,786 million at December 31, 2021. There was no current portion of long-term debt outstanding at December 31, 2021. The Company’s long-term debt at December 31, 2020 totaled $6,885 million, which included the current portion of $518 million. In June 2021, the Company redeemed its $600 million, 5.75 percent senior notes due January 30, 2022, and in August 2021, redeemed its $518 million, 3.90 percent senior notes due November 15, 2021. The combined debt redemptions will result in annualized interest savings of over $50 million. As at December 31, 2021, the Company has no fixed rate long-term debt due until 2024 and beyond.

Since the second quarter of 2020, the Company has allocated $2,580 million in excess cash flows to reduce its total long-term debt balance, which includes proceeds from the Duvernay and Eagle Ford asset divestitures. The Company expects to achieve its Net Debt balance of $3.0 billion in the second half of 2022, assuming commodity prices of $85.00 per barrel for WTI oil and $4.50 per MMBtu for NYMEX natural gas.

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

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

($ millions, except as indicated)	2021	2020

Dividend Payments	$122	$97
Dividend Payments ($/share)	$0.4675	$0.375

On February 24, 2022, the Board of Directors declared a dividend of $0.20 per share of common stock payable on March 31, 2022 to common shareholders of record as of March 15, 2022. This represents an increase of about 43 percent to the annualized dividend payment.

Normal Course Issuer Bid

On September 28, 2021, Ovintiv announced it received regulatory approval to commence a NCIB that enables the Company to purchase, for cancellation, up to approximately 26 million shares of common stock over a 12-month period from October 1, 2021 to September 30, 2022. The number of shares authorized for purchase represent approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at September 20, 2021. The Company is funding the NCIB through its new capital allocation framework as discussed above. In 2021, the Company purchased for cancellation, approximately 3.1 million shares of common stock for total consideration of approximately $111 million.

For additional information on the NCIB, refer to Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Material Cash Requirements

Ovintiv’s material cash requirements include various contractual obligations arising from long-term debt, operating leases, risk management liabilities and asset retirement obligations which are recognized on the Company’s Consolidated Balance Sheet. The Company expects to fund long term material cash requirements primarily with cash from operating activities.

Interest payments include scheduled cash payments on long-term debt, finance leases and other obligations. Additional information can be found in Notes 15 and 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Operating leases include drilling rigs, compressors, office and buildings, certain land easements and various equipment utilized in the development and production of oil, NGLs and natural gas, as well as The Bow building. The Company has subleased approximately 50 percent of The Bow office space under the lease agreement. Additional information on leases can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Risk management liabilities represent Ovintiv’s net liability positions with counterparties. The majority of the Company’s risk management positions are expected to be settled by the end of 2022. Additional information can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Contractual commitments relating to transportation and processing commitments, and drilling and field services can be found in Notes 14 and 27 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Further to the commitments discussed above, Ovintiv also has various obligations that become payable if certain future events occur relating to take or pay arrangements and guarantees on transportation commitments resulting from completed property divestitures as described in Notes 20, 25 and 27, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In addition, the Company has obligations to fund its defined benefit pension and other post-employment benefit plans, as well as obligations to fund the disposal of long-lived assets upon their abandonment as described in Notes 23 and 17, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Ovintiv estimates its proved oil and natural gas reserves according to the definition of proved reserves provided by the SEC. The Company’s estimates of proved reserves are made using available geological and reservoir data as well as production performance data and must demonstrate with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods and government regulations. The estimation of reserves is a subjective process.

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

Description	Judgments and Uncertainties

Asset Retirement Obligation

Asset retirement obligations are those legal obligations where the Company will be required to retire tangible long-lived assets such as producing well sites, processing plants, and restoring land at the end of oil and natural gas production operations. The fair value of estimated asset retirement obligations is recognized on the Consolidated Balance Sheet when incurred and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the initially estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. Changes in the estimated obligation are recognized as a change in the asset retirement obligation and the related asset retirement cost. Actual expenditures incurred are charged against the accumulated asset retirement obligation. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

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

Ovintiv’s derivative financial instruments primarily relate to commodities including oil, NGLs and natural gas. The most significant assumptions used in determining the fair value to the Company’s commodity derivatives financial instruments include estimates of future commodity prices, implied volatilities of commodity prices, discount rates and estimates of counterparty credit risk. These pricing and discounting variables are sensitive to the period of the contract and market volatility as well as regional price differentials. These inputs may also be observable and corroborated by market data or unobservable and sourced from limited market activity, internally generated estimates or corroborated by third parties. Changes in these estimates and assumptions can impact net earnings, revenues and expenses.

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

Tax interpretations, regulations, legislation and potential Treasury Department guidance, in the various jurisdictions in which the Company and its subsidiaries operate are subject to change and interpretation. As such, income taxes are subject to measurement uncertainty and the interpretations can impact net earnings through the income tax expense arising from the changes in deferred income tax assets or liabilities.

Description	Judgments and Uncertainties

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

The estimated annual effective income tax rate is impacted by expected annual earnings, changes in valuation allowances, state taxes, income tax related to foreign operations, the effect of legislative changes, and tax differences on divestitures and transactions.

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

($ millions, except as indicated)	2021	2020

Cash From (Used in) Operating Activities	$3,129	$1,895
(Add back) deduct:
Net change in other assets and liabilities	(39)	(173)
Net change in non-cash working capital	(41)	139
Current tax on sale of assets	-	-
Non-GAAP Cash Flow (1)	$3,209	$1,929
Divided by:
Production Volumes (MMBOE)	194.9	199.0
Non-GAAP Cash Flow Margin ($/BOE)	$16.46	$9.69
(1)	2021 includes restructuring costs of $14 million (2020 - $90 million).

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

($ millions, except as indicated)	2021	2020

Total Operating Expenses	$7,139	$11,484
Deduct (add back):
Market optimization operating expenses	3,148	1,608
Corporate & other operating expenses	(1)	(2)
Depreciation, depletion and amortization	1,190	1,834
Impairments	-	5,580
Accretion of asset retirement obligation	22	29
Long-term incentive costs	132	31
Restructuring and legal costs	34	90
Current expected credit losses	1	1
Total Costs	$2,613	$2,313
Divided by:
Production Volumes (MMBOE)	194.9	199.0
Total Costs ($/BOE) (1)	$13.42	$11.60
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	December 31, 2021	December 31, 2020

Long-Term Debt, including current portion	$4,786	$6,885
Total Shareholders’ Equity	5,074	3,837
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$17,606	$18,468
Debt to Adjusted Capitalization	27%	37%

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

Management believes these measures are useful to the Company and its investors as a measure of financial leverage and the Company’s ability to service its debt and other financial obligations. These measures are used, along with other measures, in the calculation of certain financial performance targets for the Company’s management and employees.

($ millions, except as indicated)	December 31, 2021	December 31, 2020

Long-Term Debt, including current portion	$4,786	$6,885
Less:
Cash and cash equivalents	195	10
Net Debt	4,591	6,875

Net Earnings (Loss)	1,416	(6,097)
Add back (deduct):
Depreciation, depletion and amortization	1,190	1,834
Impairments	-	5,580
Accretion of asset retirement obligation	22	29
Interest	340	371
Unrealized (gains) losses on risk management	488	204
Foreign exchange (gain) loss, net	(23)	17
(Gain) loss on divestitures, net	-	-
Other (gains) losses, net	(37)	(55)
Income tax expense (recovery)	(177)	367
Adjusted EBITDA	$3,219	$2,250
Net Debt to Adjusted EBITDA (times)	1.4	3.1

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

	December 31, 2021
	10% Price	10% Price
(US$ millions)	Increase	Decrease
Crude oil price	$(160)	$143
Natural gas price	(164)	160

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. The following table presents the foreign exchange rates for the respective years ended December 31.

	2021	2020
Foreign Exchange Rates (C$ per US$1)
Average	1.254	1.342
Period End	1.268	1.273

As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results. The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in the prior years.

	2021		2020
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$21		$(6)
Transportation and Processing Expense (1)	55	$0.28	(7)	$(0.04)
Operating Expense (1)	7	0.03	(1)	(0.01)
Administrative Expense	13	0.07	(3)	(0.02)
Depreciation, Depletion and Amortization (1)	30	0.15	(4)	(0.02)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2021, Ovintiv has entered into $400 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2848 to US$1, which mature monthly throughout 2022.

As at December 31, 2021, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada or foreign denominated intercompany loans that were subject to foreign exchange exposure.

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

	December 31, 2021
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

As at December 31, 2021, Ovintiv had no floating rate debt and there were no interest rate derivatives outstanding.

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

Management has assessed the design and effectiveness of the Company’s internal control over financial reporting as at December 31, 2021. In making its assessment, Management has used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation, Management has concluded that the Company’s internal control over financial reporting was effective as at that date.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by a vote of shareholders at the Company’s last annual meeting to audit and provide independent opinions on both the Consolidated Financial Statements and the Company’s internal control over financial reporting as at December 31, 2021, as stated in their Auditor’s Report. PricewaterhouseCoopers LLP has provided such opinions.

/s/ Brendan M. McCracken Brendan M. McCracken President & Chief Executive Officer February 25, 2022	/s/ Corey D. Code Corey D. Code Executive Vice-President & Chief Financial Officer

Auditor’s Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ovintiv Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ovintiv Inc. and its subsidiaries (together, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “Consolidated Financial Statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

The impact of estimates of proved oil, natural gas liquids (“NGL”), and natural gas reserves on net oil and natural gas proved properties

As described in Notes 1 and 10 to the Consolidated Financial Statements, the Company has a net oil and natural gas proved properties balance of $6,607 million as of December 31, 2021 and depreciation, depletion, and amortization (“DD&A”) expense of $1,190 million for the year ended December 31, 2021. The Company uses the full cost method of accounting for its acquisition, exploration, and development activities. Capitalized costs accumulated within each cost centre are depleted using the unit-of-production method based on proved oil, NGL and natural gas reserves. Proved oil, NGL and natural gas reserve estimates are key inputs to the Company’s depletion and ceiling test impairment calculations. A ceiling test impairment is recognized in net earnings when the carrying amount of a country cost centre exceeds the country cost centre ceiling. Management estimates its proved oil, NGL and natural gas reserves according to the definition of proved reserves provided by the SEC. Management’s estimates of proved oil, NGL and natural gas reserves are made using available geological and reservoir data as well as production performance data. Proved oil, NGL and natural gas reserves are those quantities of oil and natural gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods and government regulations. The assumptions used by management to determine estimates of the proved oil, NGL and natural gas reserves and the ceiling test impairment calculation include the average beginning-of-the-month prices during the 12-month period for the year, future production estimates, future production and development costs and estimates for abandonment and dismantlement costs associated with asset retirement obligations. The estimation of reserves is a subjective process. In determining the estimates of the proved oil, NGL and natural gas reserves, management utilizes the services of specialists, specifically petroleum engineers.

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

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Canada

February 25, 2022

We have served as the Company’s or its predecessors’ auditor since 1958.

Consolidated Statement of Earnings

For the years ended December 31 (US$ millions, except per share amounts)		2021	2020	2019

Revenues	(Note 2)
Product and service revenues	(Note 3)	$10,468	$5,509	$7,013
Gains (losses) on risk management, net	(Note 25)	(1,883)	507	(361)
Sublease revenues	(Note 14)	73	71	74
Total Revenues		8,658	6,087	6,726

Operating Expenses	(Note 2)
Production, mineral and other taxes		293	173	254
Transportation and processing		1,616	1,502	1,558
Operating	(Notes 14, 22, 23)	625	605	732
Purchased product		2,951	1,366	1,043
Depreciation, depletion and amortization		1,190	1,834	2,015
Impairments	(Note 10)	-	5,580	-
Accretion of asset retirement obligation	(Note 17)	22	29	37
Administrative	(Notes 14, 21, 22, 23)	442	395	489
Total Operating Expenses		7,139	11,484	6,128
Operating Income (Loss)		1,519	(5,397)	598
Other (Income) Expenses
Interest	(Notes 4, 15)	340	371	382
Foreign exchange (gain) loss, net	(Notes 5, 25)	(23)	17	(119)
(Gain) loss on divestitures, net		-	-	(3)
Other (gains) losses, net	(Notes 6, 8, 15, 23)	(37)	(55)	23
Total Other (Income) Expenses		280	333	283
Net Earnings (Loss) Before Income Tax		1,239	(5,730)	315
Income tax expense (recovery)	(Note 6)	(177)	367	81
Net Earnings (Loss)		$1,416	$(6,097)	$234

Net Earnings (Loss) per Share of Common Stock	(Note 18)
Basic		$5.44	$(23.47)	$0.90
Diluted		5.32	(23.47)	0.90
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 18)
Basic		260.4	259.8	261.2
Diluted		266.4	259.8	261.2

Consolidated Statement of Comprehensive Income

For the years ended December 31 (US$ millions)		2021	2020	2019

Net Earnings (Loss)		$1,416	$(6,097)	$234
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 19)	2	38	28
Pension and other post-employment benefit plans	(Notes 19, 23)	14	(8)	20
Other Comprehensive Income (Loss)		16	30	48
Comprehensive Income (Loss)		$1,432	$(6,067)	$282

See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheet

As at December 31 (US$ millions)		2021	2020

Assets
Current Assets
Cash and cash equivalents		$195	$10
Accounts receivable and accrued revenues (net of allowances of $5 million (2020: $4 million))	(Notes 3, 7)	1,294	928
Risk management	(Notes 24, 25)	1	37
Income tax receivable	(Note 6)	97	272
		1,587	1,247
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		55,475	53,883
Unproved properties		1,944	2,962
Other		903	911
Property, plant and equipment		58,322	57,756
Less: Accumulated depreciation, depletion and amortization		(49,561)	(48,306)
Property, plant and equipment, net	(Note 2)	8,761	9,450
Other Assets	(Notes 11, 14)	1,079	1,143
Risk Management	(Notes 24, 25)	-	4
Goodwill	(Notes 2, 8, 12)	2,628	2,625
	(Note 2)	$14,055	$14,469

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	(Note 13)	$1,979	$1,704
Current portion of operating lease liabilities	(Note 14)	62	68
Income tax payable		4	3
Risk management	(Notes 24, 25)	703	130
Current portion of long-term debt	(Note 15)	-	518
		2,748	2,423
Long-Term Debt	(Note 15)	4,786	6,367
Operating Lease Liabilities	(Note 14)	889	938
Other Liabilities and Provisions	(Notes 14, 16)	190	358
Risk Management	(Notes 24, 25)	25	125
Asset Retirement Obligation	(Note 17)	339	401
Deferred Income Taxes	(Note 6)	4	20
		8,981	10,632
Commitments and Contingencies	(Note 27)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock 2021 issued and outstanding: 258.0 million shares (2020: 259.8 million shares)	(Note 18)	3	3
Paid in surplus	(Note 18)	8,458	8,531
Retained earnings (Accumulated deficit)		(4,479)	(5,773)
Accumulated other comprehensive income	(Note 19)	1,092	1,076
Total Shareholders’ Equity		5,074	3,837
		$14,055	$14,469

See accompanying Notes to Consolidated Financial Statements

Approved by the Board of Directors

/s/ Peter A. Dea	/s/ Bruce G. Waterman
Peter A. Dea	Bruce G. Waterman
Director	Director

Consolidated Statement of Changes in Shareholders’ Equity

				Retained	Accumulated
				Earnings	Other	Total
		Share	Paid in	(Accumulated	Comprehensive	Shareholders’
For the year ended December 31, 2021 (US$ millions)		Capital	Surplus	Deficit)	Income	Equity

Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837
Net Earnings (Loss)		-	-	1,416	-	1,416
Dividends on Shares of Common Stock ($0.4675 per share)	(Note 18)	-	-	(122)	-	(122)
Shares of Common Stock Purchased under Normal Course Issuer Bid	(Note 18)	-	(111)	-	-	(111)
Equity-Settled Compensation Costs		-	38	-	-	38
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	16	16
Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074

				Retained	Accumulated
				Earnings	Other	Total
		Share	Paid in	(Accumulated	Comprehensive	Shareholders’
For the year ended December 31, 2020 (US$ millions)		Capital	Surplus	Deficit)	Income	Equity

Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930
Net Earnings (Loss)		-	-	(6,097)	-	(6,097)
Dividends on Shares of Common Stock ($0.375 per share)	(Note 18)	-	-	(97)	-	(97)
Equity-Settled Compensation Costs		-	71	-	-	71
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	30	30
Reclassification of Share Capital due to the Reorganization	(Note 18)	(7,058)	7,058	-	-	-
Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837

					Accumulated
					Other	Total
		Share	Paid in	Retained	Comprehensive	Shareholders’
For the year ended December 31, 2019 (US$ millions)		Capital	Surplus	Earnings	Income	Equity

Balance, December 31, 2018		$4,656	$1,358	$435	$998	$7,447
Net Earnings (Loss)		-	-	234	-	234
Dividends on Common Shares ($0.375 per share)	(Note 18)	-	-	(102)	-	(102)
Common Shares Purchased under Substantial Issuer Bid	(Note 18)	(257)	44	-	-	(213)
Common Shares Purchased under Normal Course Issuer Bid	(Note 18)	(816)	-	(221)	-	(1,037)
Common Shares Issued	(Notes 8, 18)	3,478	-	-	-	3,478
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	48	48
Impact of Adoption of Topic 842, Leases		-	-	75	-	75
Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930

See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

For the years ended December 31 (US$ millions)		2021	2020	2019

Operating Activities
Net earnings (loss)		$1,416	$(6,097)	$234
Depreciation, depletion and amortization		1,190	1,834	2,015
Impairments	(Note 10)	-	5,580	-
Accretion of asset retirement obligation	(Note 17)	22	29	37
Deferred income taxes	(Note 6)	(21)	381	94
Unrealized (gain) loss on risk management	(Note 25)	488	204	730
Unrealized foreign exchange (gain) loss	(Note 5)	21	11	(23)
Foreign exchange on settlements	(Note 5)	(11)	6	(96)
(Gain) loss on divestitures, net		-	-	(3)
Other		104	(19)	(57)
Net change in other assets and liabilities		(39)	(173)	(97)
Net change in non-cash working capital	(Note 26)	(41)	139	87
Cash From (Used in) Operating Activities		3,129	1,895	2,921
Investing Activities
Capital expenditures	(Note 2)	(1,519)	(1,736)	(2,626)
Acquisitions	(Note 9)	(11)	(19)	(65)
Corporate acquisition, net of cash and restricted cash acquired	(Note 8)	-	-	94
Proceeds from divestitures	(Note 9)	1,025	89	197
Net change in investments and other		(20)	(198)	(156)
Cash From (Used in) Investing Activities		(525)	(1,864)	(2,556)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 15)	(950)	252	698
Repayment of long-term debt	(Note 15)	(1,137)	(272)	(500)
Purchase of shares of common stock	(Note 18)	(111)	-	(1,250)
Dividends on shares of common stock	(Note 18)	(122)	(97)	(102)
Finance lease payments and other	(Note 14)	(99)	(89)	(84)
Cash From (Used in) Financing Activities		(2,419)	(206)	(1,238)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		-	(5)	5
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		185	(180)	(868)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		10	190	1,058
Cash, Cash Equivalents and Restricted Cash, End of Year		$195	$10	$190
Cash, End of Year		$26	$9	$44
Cash Equivalents, End of Year		169	1	146
Restricted Cash, End of Year		-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Year		$195	$10	$190

Supplementary Cash Flow Information	(Note 26)

See accompanying Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

A)	NATURE OF OPERATIONS

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

Revenues from contracts with customers associated with Ovintiv’s oil, NGLs and natural gas and third-party processing and gathering are recognized when control of the good or service is transferred to the customer, and title or risk of loss transfers to the customer. Transaction prices are determined at inception of the contract and allocated to the performance obligations identified. Variable consideration is estimated and included in the transaction price, unless the variable consideration is constrained.

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

The carrying value of long-term assets, excluding goodwill and upstream assets included in property, plant and equipment, is assessed for impairment when indicators suggest that the carrying value of an asset or asset group may not be recoverable. Individual assets are grouped for impairment purposes at the lowest level for which there are identifiable cashflows that are largely independent of the cashflows of other groups of assets. If the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the continued use and eventual disposition of the asset or asset group, an impairment is recognized for the excess of the carrying amount over its estimated fair value.
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

Results of Operations

Segment Information

	USA Operations			Canadian Operations			China Operations (1)
For the years ended December 31	2021	2020	2019	2021	2020	2019	2021	2020	2019

Revenues
Product and service revenues	$4,883	$2,701	$4,163	$2,542	$1,349	$1,654	$-	$-	$37
Gains (losses) on risk management, net	(982)	497	158	(413)	207	211	-	-	-
Sublease revenues	-	-	-	-	-	-	-	-	-
Total Revenues	3,901	3,198	4,321	2,129	1,556	1,865	-	-	37

Operating Expenses
Production, mineral and other taxes	278	158	238	15	15	16	-	-	-
Transportation and processing	507	453	466	937	829	859	-	-	-
Operating	490	485	566	111	100	125	-	-	16
Depreciation, depletion and amortization	837	1,378	1,593	332	427	383	-	-	-
Impairments	-	5,580	-	-	-	-	-	-	-
Total Operating Expenses	2,112	8,054	2,863	1,395	1,371	1,383	-	-	16
Operating Income (Loss)	$1,789	$(4,856)	$1,458	$734	$185	$482	$-	$-	$21

	Market Optimization			Corporate & Other			Consolidated
	2021	2020	2019	2021	2020	2019	2021	2020	2019

Revenues
Product and service revenues	$3,043	$1,459	$1,159	$-	$-	$-	$10,468	$5,509	$7,013
Gains (losses) on risk management, net	-	7	-	(488)	(204)	(730)	(1,883)	507	(361)
Sublease revenues	-	-	-	73	71	74	73	71	74
Total Revenues	3,043	1,466	1,159	(415)	(133)	(656)	8,658	6,087	6,726

Operating Expenses
Production, mineral and other taxes	-	-	-	-	-	-	293	173	254
Transportation and processing	172	220	233	-	-	-	1,616	1,502	1,558
Operating	25	22	28	(1)	(2)	(3)	625	605	732
Purchased product	2,951	1,366	1,043	-	-	-	2,951	1,366	1,043
Depreciation, depletion and amortization	-	-	-	21	29	39	1,190	1,834	2,015
Impairments	-	-	-	-	-	-	-	5,580	-
Accretion of asset retirement obligation	-	-	-	22	29	37	22	29	37
Administrative	-	-	-	442	395	489	442	395	489
Total Operating Expenses	3,148	1,608	1,304	484	451	562	7,139	11,484	6,128
Operating Income (Loss)	$(105)	$(142)	$(145)	$(899)	$(584)	$(1,218)	1,519	(5,397)	598

Other (Income) Expenses
Interest							340	371	382
Foreign exchange (gain) loss, net							(23)	17	(119)
(Gain) loss on divestitures, net							-	-	(3)
Other (gains) losses, net							(37)	(55)	23
Total Other (Income) Expenses							280	333	283
Net Earnings (Loss) Before Income Tax							1,239	(5,730)	315
Income tax expense (recovery)							(177)	367	81
Net Earnings (Loss)							$1,416	$(6,097)	$234

(1)	Effective July 31, 2019, the production sharing contract with CNOOC was terminated and the Company exited its China Operations.

Intersegment Information

	Market Optimization
	Marketing Sales			Upstream Eliminations			Total
For the years ended December 31	2021	2020	2019	2021	2020	2019	2021	2020	2019

Revenues	$10,630	$6,108	$7,489	$(7,587)	$(4,642)	$(6,330)	$3,043	$1,466	$1,159

Operating Expenses
Transportation and processing	571	616	635	(399)	(396)	(402)	172	220	233
Operating	25	22	28	-	-	-	25	22	28
Purchased product	10,140	5,612	6,973	(7,189)	(4,246)	(5,930)	2,951	1,366	1,043
Operating Income (Loss)	$(106)	$(142)	$(147)	$1	$-	$2	$(105)	$(142)	$(145)

Revenues by Geographic Region

	United States			Canada
For the years ended December 31	2021	2020	2019	2021	2020	2019

Revenues
Product revenues (1)
Oil	$3,357	$2,035	$3,329	$7	$7	$10
NGLs	862	353	452	1,158	602	870
Natural gas	664	310	380	1,368	737	756

Other revenues (2)	2,771	1,296	966	354	240	287
Gains (losses) on risk management, net	(1,160)	406	(142)	(723)	101	(219)
Total Revenues	$6,494	$4,400	$4,985	$2,164	$1,687	$1,704

	China (3)			Total
	2021	2020	2019	2021	2020	2019

Revenues
Product revenues (1)
Oil	$-	$-	$37	$3,364	$2,042	$3,376
NGLs	-	-	-	2,020	955	1,322
Natural gas	-	-	-	2,032	1,047	1,136

Other revenues (2)	-	-	-	3,125	1,536	1,253
Gains (losses) on risk management, net	-	-	-	(1,883)	507	(361)
Total Revenues	$-	$-	$37	$8,658	$6,087	$6,726

(1)	Includes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Includes market optimization and other revenues such as purchased product sold to third parties, sublease revenues and gathering and processing services provided to third parties.
(3)	Effective July 31, 2019, the production sharing contract with CNOOC was terminated and the Company exited its China Operations.

Major Customers

In connection with the marketing and sale of Ovintiv’s own and purchased oil, NGLs and natural gas for the year ended December 31, 2021, the Company had one customer which individually accounted for more than 10 percent of Ovintiv’s product revenues. Sales to this customer, secured by a financial institution with an investment grade credit rating, totaled approximately $1,573 million which comprised $1,565 million in the United States and $8 million in Canada (2020 - one customer with sales of approximately $834 million; 2019 - one customer with sales of approximately $866 million).

Capital Expenditures by Segment

For the years ended December 31	2021	2020	2019

USA Operations	$1,125	$1,353	$2,134
Canadian Operations	391	380	480
Market Optimization	-	-	2
Corporate & Other	3	3	10
	$1,519	$1,736	$2,626

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2021	2020	2021	2020	2021	2020

USA Operations	$1,938	$1,938	$7,623	$8,103	$10,345	$10,646
Canadian Operations	690	687	951	1,142	1,932	2,031
Market Optimization	-	-	-	2	300	233
Corporate & Other	-	-	187	203	1,478	1,559
	$2,628	$2,625	$8,761	$9,450	$14,055	$14,469

Goodwill, Property, Plant and Equipment and Total Assets by Geographic Region

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2021	2020	2021	2020	2021	2020

United States	$1,938	$1,938	$7,673	$8,159	$10,715	$10,925
Canada	690	687	1,088	1,291	3,337	3,540
Other Countries	-	-	-	-	3	4
	$2,628	$2,625	$8,761	$9,450	$14,055	$14,469

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues

	USA Operations			Canadian Operations			China Operations (1)
For the years ended December 31	2021	2020	2019	2021	2020	2019	2021	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$3,369	$2,045	$3,341	$7	$7	$10	$-	$-	$37
NGLs	864	354	454	1,163	606	878	-	-	-
Natural gas	664	309	379	1,377	743	774	-	-	-
Service revenues
Gathering and processing	-	3	2	5	3	5	-	-	-
Product and Service Revenues	$4,897	$2,711	$4,176	$2,552	$1,359	$1,667	$-	$-	$37

	Market Optimization			Corporate & Other			Consolidated
	2021	2020	2019	2021	2020	2019	2021	2020	2019

Revenues from Customers
Product revenues (2)
Oil	$2,268	$616	$249	$-	$-	$-	$5,644	$2,668	$3,637
NGLs	42	10	7	-	-	-	2,069	970	1,339
Natural gas	704	813	877	-	-	-	2,745	1,865	2,030
Service revenues
Gathering and processing	5	-	-	-	-	-	10	6	7
Product and Service Revenues	$3,019	$1,439	$1,133	$-	$-	$-	$10,468	$5,509	$7,013

(1)	Effective July 31, 2019, the production sharing contract with CNOOC was terminated and the Company exited its China Operations.
(2)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at December 31, 2021, receivables and accrued revenues from contracts with customers were $1,070 million (2020 - $724 million).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at December 31, 2021.

As at December 31, 2021, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

For the years ended December 31	2021	2020	2019

Interest Expense on:
Debt	$323	$350	$359
Finance leases (See Note 14)	3	9	13
Other	14	12	10
	$340	$371	$382

Interest expense on debt for the year ended December 31, 2021 includes a one-time make-whole interest payment of $19 million resulting from the June 2021 early redemption of the Company’s $600 million, 5.75 percent senior notes due January 30, 2022 as discussed in Note 15.

5.	Foreign Exchange (Gain) Loss, Net

For the years ended December 31	2021	2020	2019

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$1	$51	$(207)
Translation of U.S. dollar risk management contracts issued from Canada	20	(13)	(12)
Translation of intercompany notes	-	(27)	196
	21	11	(23)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	(8)	1	(25)
U.S. dollar risk management contracts issued from Canada	(33)	1	(3)
Intercompany notes	(3)	5	(71)
Other Monetary Revaluations	-	(1)	3
	$(23)	$17	$(119)

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

6.	Income Taxes

The provision for income taxes is as follows:

For the years ended December 31	2021	2020	2019

Current Tax
United States	$-	$(12)	$3
Canada	(156)	(2)	(16)
Total Current Tax Expense (Recovery)	(156)	(14)	(13)

Deferred Tax
United States	1	(187)	147
Canada	(22)	568	(53)
Total Deferred Tax Expense (Recovery)	(21)	381	94
Income Tax Expense (Recovery)	$(177)	$367	$81

During the year ended December 31, 2021, the current income tax recovery was primarily due to the resolution of prior years’ tax items. The resolution, along with other items, resulted in a $222 million reduction of unrecognized tax benefits, offset by a $66 million reduction in valuation allowance. The Company also recognized related interest income of $12 million in other (gains) losses, net. During the year ended December 31, 2020, the current income tax recovery was primarily due to certain current year losses being carried back to prior years. During the year ended December 31, 2019, the current income tax recovery was primarily due to the resolution of prior year tax items.

Deferred income tax assets are routinely assessed for realizability. During the year ended December 31, 2020, the Company determined, after weighing both positive and negative evidence, that a valuation allowance should be recorded to reduce the associated deferred tax assets in the U.S. and in Canada. Accordingly, a valuation allowance of $568 million was recognized in Canada related to prior years’ deferred tax assets during the year ended December 31, 2020. As at December 31, 2021, the Company continues to be in a cumulative three-year loss position in both the U.S. and Canada and as such, continues to recognize the valuation allowance against net deferred tax assets. The cumulative three-year losses and uncertainty in the timing as to when the realization of deferred tax assets will occur, is significant negative evidence to overcome, and consequently, it is more likely than not that the deferred tax assets will not be realizable.

On June 28, 2019, Alberta Bill 3, the Job Creation Tax Cut (Alberta Corporate Tax Amendment) Act, was signed into law resulting in a phased in reduction of the Alberta corporate tax rate from 12 percent to eight percent over a period of four years. During the year ended December 31, 2019, the deferred tax expense of $94 million included an adjustment of $55 million resulting from the re-measurement of the Company’s deferred tax position due to the Alberta corporate tax rate reduction.

The following table reconciles income taxes calculated at the applicable statutory rate with the actual income taxes:

For the years ended December 31	2021	2020	2019

Net Earnings (Loss) Before Income Tax	$1,239	$(5,730)	$315
United States Federal Statutory Rate	21.0%	21.0%	21.0%
Expected Income Tax Expense (Recovery)	260	(1,203)	66
Effect on Taxes Resulting From:
State tax difference	43	(147)	18
Income tax related to foreign operations	9	(2)	(7)
Effect of legislative changes	-	2	55
Non-taxable capital (gains) losses	-	3	(11)
Realized capital loss resulting from U.S. Domestication	-	(1,238)	-
Partnership tax allocations in excess of funding	-	-	(20)
Amounts in respect of prior periods	60	36	(23)
Change in valuation allowance	(558)	2,900	(7)
Other	9	16	10
	$(177)	$367	$81
Effective Tax Rate	(14.3%)	(6.4%)	25.7%

As part of the U.S. Domestication, in the first quarter of 2020 Ovintiv recognized a capital loss and recorded a deferred income tax benefit in the amount of $1.2 billion for Canadian income tax purposes. Ovintiv assessed the realizability of these capital losses against capital gains and concluded that it is more likely than not that the deferred tax asset will not be realizable. Therefore, Ovintiv recorded a corresponding valuation allowance against the deferred tax asset. If it is determined the capital loss can be utilized at a future date, a reduction in the valuation allowance will be recorded.

The effective tax rate of (14.3) percent for the year ended December 31, 2021 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of prior years’ tax items and the change in valuation allowances.

For the year ended December 31, 2020, the effective tax rate of (6.4) percent was lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded due to net losses arising from ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets. See Note 10 for further discussion related to the ceiling test impairments. For the year ended December 31, 2019, the effective tax rate of 25.7 percent was higher than the U.S. federal statutory tax rate of 21 percent primarily due to state taxes and the re-measurement of the Company’s deferred tax position resulting from the Alberta corporate tax rate reduction discussed above, partially offset by partnership tax allocations in excess of funding in Canada as well as the resolution of prior year tax items.

The net deferred income tax asset (liability) consists of:

As at December 31	2021	2020

Deferred Income Tax Assets
Property, plant and equipment	$36	$107
Risk management	171	48
Compensation plans	67	49
Interest and other deferred deductions	19	27
Net operating and net capital losses carried forward	2,727	2,917
Foreign tax credits	119	165
Other	7	8
Less: valuation allowance	(2,733)	(3,273)

Deferred Income Tax Liabilities
Property, plant and equipment	(381)	(24)
Unrealized foreign exchange gains	-	(21)
Other	(36)	(23)
Net Deferred Income Tax Asset (Liability)	$(4)	$(20)

As at December 31, 2021, Ovintiv has recorded a valuation allowance against U.S. federal and state losses, U.S. foreign tax credits and U.S. charitable donations in the amount of $1,044 million (2020 - $1,310 million) and Canadian net operating losses, net capital losses and other tax basis in the amount of $1,689 million (2020 - $1,963 million) as it is more likely than not that these benefits will not be realized based on expected future taxable earnings as determined in accordance with the Company’s accounting policies.

The net deferred income tax asset (liability) for the following jurisdictions is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2021	2020

Deferred Income Tax Assets
United States	$-	$-
Canada	-	-
	-	-

Deferred Income Tax Liabilities
United States	(4)	-
Canada	-	(20)
	(4)	(20)
Net Deferred Income Tax Asset (Liability)	$(4)	$(20)

Tax basis, loss carryforwards, charitable donations and tax credits available are as follows:

As at December 31	2021	Expiration Date

United States
Tax basis	$5,676	Indefinite
Net operating losses (Federal)	5,340	2022 - 2038 (1)
Foreign tax credits	111	2022 - 2024
Charitable donations	1	2022 - 2024
Canada
Tax basis	$1,035	Indefinite
Net capital losses	5,716	Indefinite
Net operating losses	807	2027 - 2041
Charitable donations	3	2022

(1)	Includes net operating losses of $1,339 million which have an indefinite expiration date.

As at December 31, 2021, approximately $468 million (2020 - nil) of Ovintiv’s unremitted earnings from its foreign subsidiaries were considered to be permanently reinvested and, accordingly, Ovintiv has not recognized a deferred income tax liability in respect of such earnings. If such earnings were to be remitted, Ovintiv may be subject to income taxes and foreign withholding taxes. However, determination of any potential amount of unrecognized deferred income tax liabilities is not practicable.

The following table presents changes in the balance of Ovintiv’s unrecognized tax benefits excluding interest:

For the years ended December 31	2021	2020

Balance, Beginning of Year	$(232)	$(222)
Additions for tax positions taken in the current year	(2)	(4)
Additions for tax positions of prior years	(29)	(1)
Settlements	257	-
Foreign currency translation	(4)	(5)
Balance, End of Year	$(10)	$(232)

The unrecognized tax benefit is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2021	2020

Income Tax Receivable	$(1)	$-
Other Liabilities and Provisions (See Note 16)	-	(158)
Deferred Income Tax Asset (1)	(9)	(74)
Balance, End of Year	$(10)	$(232)
(1)	As at December 31, 2021 and 2020, the unrealized tax benefit was offset against the valuation allowance recognized in Canada.

If recognized, all of Ovintiv’s unrecognized tax benefits as at December 31, 2021 would affect Ovintiv’s effective income tax rate. The nature of the unrecognized tax benefits is highly uncertain. As at December 31, 2021, Ovintiv does not anticipate that the amount of unrecognized tax benefits will significantly change during the next 12 months.

Ovintiv may recognize interest accrued in respect of unrecognized tax benefits in interest expense. During 2021, Ovintiv recognized an expense of nil (2020 - nil; 2019 - nil) in interest expense. As at December 31, 2021, Ovintiv had a liability of nil (2020 - $5 million) for interest accrued in respect of unrecognized tax benefits.

Included below is a summary of the tax years, by jurisdiction, that remain statutorily open for examination by the taxing authorities.

Jurisdiction	Taxation Year

United States - Federal	2018 - 2021
United States - State	2017 - 2021
Canada - Federal	2015 - 2021
Canada - Provincial	2015 - 2021
Other	2021

Ovintiv and its subsidiaries file income tax returns primarily in the United States and Canada. Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion.

7.	Accounts Receivable and Accrued Revenues

As at December 31	2021	2020

Trade Receivables and Accrued Revenues
Production accruals	$832	$547
Market optimization	238	177
Joint interest and trade receivables	102	87
Derivative financial instruments	9	23
Corporate and other	23	37
Total Trade Receivables and Accrued Revenues	1,204	871
Prepaids	28	23
Deposits and Other	67	38
	1,299	932
Expected Credit Loss Allowance	(5)	(4)
	$1,294	$928

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

Ovintiv’s estimated credit loss allowance is estimated using historical loss information, current industry conditions and payment practices, as well as reasonable and supportable forecasts of future economic conditions. Credit risk is assessed based on days outstanding and utilizes both internal credit assessments and publicly available credit information. As at December 31, 2021, the current period expected credit loss allowance was $5 million (2020 - $4 million). See Note 25 for more information on credit risk exposures.

8.	Business Combination

Newfield Exploration Company Acquisition

On February 13, 2019, the business combination with Newfield Exploration Company, a Delaware corporation (“Newfield”) was completed pursuant to an Agreement and Plan of Merger with Newfield (the “Merger”). As a result of the Merger, Newfield shareholders received 2.6719 Encana common shares, on a pre-Share Consolidation basis, for each share of Newfield common stock that was issued and outstanding immediately prior to the effective date of the Merger. The Company issued approximately 543.4 million Encana common shares, on a pre-Share Consolidation basis, representing a value of $3.5 billion and paid approximately $5 million in cash in respect of Newfield’s cash-settled incentive awards. Following the acquisition, Newfield’s senior notes totaling $2.45 billion were outstanding. For the year ended December 31, 2019, transaction costs of approximately $33 million were included in other (gains) losses, net.

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

Purchase Price Allocation

Consideration:
Fair value of Encana's common shares issued (1)	$3,478
Fair value of Newfield liability awards paid in cash (2)	5
Total Consideration	$3,483

Assets Acquired:
Cash and cash equivalents	$46
Accounts receivable and accrued revenues	486
Other current assets	50
Proved properties	5,903
Unproved properties	838
Other property, plant and equipment	22
Restricted cash	53
Other assets	105
Goodwill	25

Liabilities Assumed:
Accounts payable and accrued liabilities (3)	(795)
Long-term debt	(2,603)
Operating lease liabilities	(76)
Other long-term liabilities	(65)
Asset retirement obligation	(184)
Deferred income taxes	(322)
Total Purchase Price	$3,483

(1)	The fair value was based on the NYSE closing price of the pre-Share Consolidation Encana common shares of $6.40 on February 13, 2019.
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

Additionally, pro forma earnings were adjusted to exclude transaction-related costs incurred of approximately $71 million and severance payments made to employees which totaled $138 million for the year ended December 31, 2019. The pro forma financial information does not include any cost savings or other synergies from the Merger or any estimated costs that have been incurred to integrate the assets. Ovintiv’s consolidated results for the years ended December 31, 2021 and 2020 include the results from Newfield.

For the year ended December 31 (US$ millions, except per share amounts)	2019

Revenues	$7,005
Net Earnings (Loss)	$376

Net Earnings (Loss) per Share
Basic & Diluted	$1.44

9.	Acquisitions and Divestitures

For the years ended December 31	2021	2020	2019

Acquisitions
USA Operations	$11	$19	$65
Total Acquisitions	11	19	65

Divestitures
USA Operations	(772)	(78)	(196)
Canadian Operations	(253)	(11)	(1)
Total Divestitures	(1,025)	(89)	(197)
Net Acquisitions & (Divestitures)	$(1,014)	$(70)	$(132)

ACQUISITIONS

Acquisitions in the USA Operations in 2021 and 2020 primarily included property purchases with oil and liquids rich potential. Acquisitions in 2019 in the USA Operations primarily included seismic purchases, water rights and property purchases with oil and liquids rich potential

DIVESTITURES

In 2021, amounts received from the sale of assets were $1,025 million (2020 - $89 million; 2019 - $197 million).

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

USA Operations

In 2021, divestitures in the USA Operations primarily included the sale of the Eagle Ford assets located in south Texas for proceeds of approximately $764 million, after closing and other adjustments.

In 2020, divestitures in the USA Operations primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

In 2019, divestitures in the USA Operations primarily included the sale of the Arkoma natural gas assets located in Oklahoma.

Canadian Operations

In 2021, divestitures in the Canadian Operations primarily included the sale of the Duvernay assets located in west central Alberta for proceeds of approximately $238 million, after closing and other adjustments.

As part of the Duvernay asset divestiture, the Company agreed to a contingent consideration arrangement, which is payable to Ovintiv in the amount of C$5 million at the end of 2021 and an additional C$10 million at the end of 2022, if the annual average of the WTI reference price for each calendar year is greater than $56 per barrel and $62 per barrel, respectively. The contingent consideration was determined to be an embedded derivative and accordingly, the Company recorded the contingent consideration at its fair value of $6 million on the closing date. Subsequent changes in the fair value of the contingent consideration are recognized as a gain or loss and presented in gains (losses) on risk management, net in the Consolidated Statement of Earnings. The fair value is presented in accounts receivable and accrued revenues in the Consolidated Balance Sheet. See Notes 24 and 25 for further information on the contingent consideration.

In 2020, divestitures in the Canadian Operations primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

10.	Property, Plant and Equipment, Net

As at December 31	2021			2020
	Cost	Accumulated DD&A	Net	Cost	Accumulated DD&A	Net

USA Operations
Proved properties	$39,145	$(33,418)	$5,727	$37,875	$(32,581)	$5,294
Unproved properties	1,884	-	1,884	2,785	-	2,785
Other	12	-	12	24	-	24
	41,041	(33,418)	7,623	40,684	(32,581)	8,103

Canadian Operations
Proved properties	16,330	(15,450)	880	16,008	(15,056)	952
Unproved properties	60	-	60	177	-	177
Other	11	-	11	13	-	13
	16,401	(15,450)	951	16,198	(15,056)	1,142

Market Optimization	7	(7)	-	9	(7)	2
Corporate & Other	873	(686)	187	865	(662)	203
	$58,322	$(49,561)	$8,761	$57,756	$(48,306)	$9,450

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $172 million, which have been capitalized during the year ended December 31, 2021 (2020 - $180 million).

For the year ended December 31, 2021, Ovintiv did not recognize ceiling test impairments in the USA Operations (2020 - $5,580 million; 2019 - nil) or in the Canadian Operations (2020 - nil; 2019 - nil). The non-cash ceiling test impairments recognized in the USA Operations in 2020 are included with accumulated DD&A in the table above and primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations reflect benchmark prices adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality. The benchmark prices are disclosed in Note 28.

11.	Other Assets

As at December 31	2021	2020

Operating Lease ROU Assets (See Note 14)	$929	$991
Long-Term Investments	27	30
Long-Term Receivables	64	64
Deferred Charges	42	45
Other	17	13
	$1,079	$1,143

12.	Goodwill

As at December 31	2021	2020

United States
Balance, beginning and end of year	$1,938	$1,938

Canada
Balance, beginning of year	687	673
Foreign currency translation adjustment	3	14
Balance, end of year	690	687
Total Goodwill	$2,628	$2,625

The Company had no additions or dispositions relating to goodwill during 2021 or 2020. The change in the Canada goodwill balance reflects movement due to foreign currency translation.

Goodwill was assessed for impairment as at December 31, 2021 and December 31, 2020. The fair values of the United States and Canada reporting units were determined to be greater than the respective carrying values of the reporting units. Accordingly, no goodwill impairments were recognized. The Company has not recognized any historical cumulative goodwill impairments.

13.	Accounts Payable and Accrued Liabilities

As at December 31	2021	2020

Trade Payables	$328	$306
Capital Accruals	161	166
Royalty and Production Accruals	643	463
Market Optimization Accruals	292	196
Outstanding Disbursements	32	87
Payroll & Other Accruals	285	215
Interest Payable	108	125
Current Portion of Long-Term Incentive Costs (See Note 22)	78	25
Current Portion of Finance Lease Obligations (See Note 14)	6	82
Current Portion of Asset Retirement Obligation (See Note 17)	46	39
	$1,979	$1,704

Payables and accruals are non-interest bearing. Interest payable represents amounts accrued related to Ovintiv’s unsecured notes as disclosed in Note 15.

14.	Leases

Operating leases include drilling rigs, compressors, office and buildings, certain land easements and various equipment utilized in the development and production of oil, NGLs and natural gas. The Company has an office building that is accounted for as a finance lease. Subleases relate to office and building leases.

The tables below summarize Ovintiv’s operating and finance lease costs and include ROU assets and lease liabilities, amounts recognized in net earnings (loss) during the year and other lease information.

As at December 31 (US$ millions, unless otherwise specified)	2021	2020

Consolidated Balance Sheet (1):
Operating Lease ROU Assets, in Other Assets	$929	$991
Finance Lease ROU Assets, in Other Property Plant and Equipment	27	32

Operating Lease Liabilities:
Current	62	68
Long-term	889	938

Finance Lease Liabilities:
Current, in accounts payable and accrued liabilities	6	82
Long-term, in other liabilities and provisions	33	39

Weighted Average Discount Rate
Operating leases	5.44%	5.44%
Finance leases	6.11%	6.00%
Weighted Average Remaining Lease Term
Operating leases	15.3 years	15.9 years
Finance leases	5.5 years	3.0 years
(1)

Total ROU assets and liabilities are recorded at the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

For the years ended December 31	2021	2020

Lease Costs (1):
Operating Lease Costs, Excluding Short-Term Leases	$145	$152

Finance Lease Costs:
Amortization of ROU assets	5	5
Interest on lease liabilities	3	9
Total Finance Lease Costs	8	14

Short-Term Lease Costs	206	339
Variable Lease Costs	12	11

Sublease Income:
Operating lease income	55	53
Variable lease income	18	18

Other Information (2):
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash outflows from operating leases	197	215
Investing cash outflows from operating leases	147	269
Operating cash outflows from finance leases	3	9
Financing cash outflows from finance leases	82	89

Supplemental Non-Cash Information:
New ROU operating lease assets and liabilities	23	10
(1)	Lease costs include amounts capitalized into property, plant and equipment in the Consolidated Balance Sheet and lease expense recognized in the Consolidated Statement of Earnings.
(2)

Rights to extend or terminate a lease are included in the lease term when there is reasonable certainty the right will be exercised. Lease contracts include rights to extend leases after the initial term, ranging from month-to-month to less than 10 years.

Operating lease expense is reflected in the Consolidated Statement of Earnings as follows:

For the years ended December 31	2021	2020

Operating Lease Expense
Transportation and processing	$3	$2
Operating	81	106
Administrative	120	114
Total Operating Lease Expense	$204	$222

The following table outlines the Company’s future lease payments and lease liabilities related to the Company’s operating and finance leases as at December 31, 2021:

	2022	2023	2024	2025	2026	Thereafter	Total

Operating Leases (1)
Expected Future Lease Payments	$113	$94	$90	$89	$83	$957	$1,426
Less: Discounting							475
Present Value of Future Operating Lease Payments							$951
Sublease Income (undiscounted)	$(40)	$(39)	$(39)	$(39)	$(39)	$(474)	$(670)

Finance Leases
Expected Future Lease Payments	$8	$8	$8	$9	$9	$4	$46
Less: Discounting							7
Present Value of Future Finance Lease Payments							$39
Sublease Income (undiscounted) (2)	$(8)	$(8)	$(7)	$(7)	$(7)	$(3)	$(40)
(1)

Lease payments are presented based on the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

(2)	Classified as operating lease.

There are no material commitments for leases with terms greater than one year that have not yet commenced at December 31, 2021.

15.	Long-Term Debt

As at December 31	Note	2021	2020

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	A	$-	$950
U.S. Unsecured Notes:	B
3.90% due November 15, 2021		-	518
5.75% due January 30, 2022		-	600
5.625% due July 1, 2024		1,000	1,000
5.375% due January 1, 2026		688	688
8.125% due September 15, 2030		300	300
7.20% due November 1, 2031		350	350
7.375% due November 1, 2031		500	500
6.50% due August 15, 2034		750	750
6.625% due August 15, 2037		462	462
6.50% due February 1, 2038		488	488
5.15% due November 15, 2041		203	203
Total Principal	F	4,741	6,809

Increase in Value of Debt Acquired	C	77	111
Unamortized Debt Discounts and Issuance Costs	D	(32)	(35)
Total Long-Term Debt		$4,786	$6,885

Current Portion	E	$-	$518
Long-Term Portion		4,786	6,367
		$4,786	$6,885

A)	REVOLVING CREDIT AND TERM LOAN BORROWINGS

At December 31, 2021, Ovintiv had in place committed revolving U.S. dollar denominated bank credit facilities totaling $4.0 billion which included $2.5 billion on a revolving bank credit facility for Ovintiv Inc. and $1.5 billion on a revolving bank credit facility for a Canadian subsidiary. The facilities are extendible from time to time, but not more than once per year, for a period not longer than five years plus 90 days from the date of the extension request, at the option of the lenders and upon notice from Ovintiv. The facilities mature in July 2024, and are fully revolving up to maturity.

The Ovintiv Inc. facility, which remained unused as at December 31, 2021, is unsecured and bears interest at either the lenders’ U.S. base rate or LIBOR, plus applicable margins. The Canadian subsidiary facility, which remained unused as at December 31, 2021, bears interest at the lenders’ rates for Canadian prime, U.S. base rate, Bankers’ Acceptances or LIBOR, plus applicable margins.

Ovintiv is subject to a financial covenant in its credit facility agreements whereby financing debt to adjusted capitalization cannot exceed 60 percent. Financing debt primarily includes total long-term debt and finance lease obligations. Adjusted capitalization is calculated as the sum of total financing debt, shareholders’ equity and a $7.7 billion equity adjustment for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. As at December 31, 2021, the Company is in compliance with all financial covenants.

Standby fees paid in 2021 relating to revolving credit and term loan agreements were approximately $10 million (2020 - $8 million; 2019 - $11 million) and were included in interest expense in the Consolidated Statement of Earnings.

B)	UNSECURED NOTES

Shelf Prospectuses

In the first quarter of 2020, Ovintiv filed a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At December 31, 2021, $6.0 billion was accessible under the Canadian shelf prospectus. The ability to issue securities under the U.S. shelf registration statement or Canadian shelf prospectus is dependent upon market conditions and security law requirements.

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

The Company used the net proceeds from its Eagle Ford and Duvernay asset sales, as discussed in Note 9, and cash on hand to complete the senior note redemptions.

During the year ended December 31, 2020, Ovintiv repurchased approximately $302 million in principal amount of its senior notes in the open market. The aggregate cash payments related to the note repurchases were $272 million, plus accrued interest, and a net gain of approximately $30 million was recognized in other (gains) losses, net in the Consolidated Statement of Earnings.

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

Long-term debt premiums and discounts are capitalized within long-term debt and are being amortized using the effective interest method. During 2021, no debt premiums or discounts were capitalized. During 2020, $4 million in issuance costs were capitalized related to the renewal of the Company’s credit facilities. Issuance costs are amortized over the term of the related debt.

E)	CURRENT PORTION OF LONG-TERM DEBT

As at December 31, 2021, the current portion of long-term debt was nil (2020 - $518 million).

F)	MANDATORY DEBT PAYMENTS

	Principal	Interest
As at December 31	Amount	Amount

2022	$-	$301
2023	-	301
2024	1,000	301
2025	-	245
2026	688	227
Thereafter	3,053	1,657
Total	$4,741	$3,032

As at December 31, 2021, total long-term debt had a carrying value of $4,786 million and a fair value of $5,804 million (2020 - carrying value of $6,885 million and a fair value of $7,379 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

16.	Other Liabilities and Provisions

As at December 31	2021	2020

Finance Lease Obligations (See Note 14)	$33	$39
Unrecognized Tax Benefits (See Note 6)	-	158
Pensions and Other Post-Employment Benefits (See Note 23)	104	129
Long-Term Incentive Costs (See Note 22)	36	9
Other Derivative Contracts (See Notes 24, 25)	5	7
Other	12	16
	$190	$358

17.	Asset Retirement Obligation

As at December 31	2021	2020

Asset Retirement Obligation, Beginning of Year	$440	$614
Liabilities Incurred and Acquired	8	7
Liabilities Settled and Divested	(91)	(160)
Change in Estimated Future Cash Outflows	5	(49)
Accretion Expense	22	29
Foreign Currency Translation	1	(1)
Asset Retirement Obligation, End of Year	$385	$440

Current Portion (See Note 13)	$46	$39
Long-Term Portion	339	401
	$385	$440

18.	Share Capital

AUTHORIZED

Subsequent to the Reorganization as described in Note 1 and as at December 31, 2021, Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

ISSUED AND OUTSTANDING

As at December 31	2021		2020		2019
	Number (millions)	Amount	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	259.8	$3	259.8	$7,061	190.5	$4,656
Shares of Common Stock Purchased	(3.1)	-	-	-	(39.4)	(1,073)
Shares of Common Stock Issued	1.3	-	-	-	108.7	3,478
Reclassification of Share Capital due to the Reorganization (See Note 1)	-	-	-	(7,058)	-	-
Shares of Common Stock Outstanding, End of Year	258.0	$3	259.8	$3	259.8	$7,061

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

During the year ended December 31, 2021, the Company purchased approximately 3.1 million shares under the current NCIB for total consideration of approximately $111 million. Of the amount paid, $28 thousand was charged to share capital and $111 million was charged to paid in surplus.

All purchases were made in accordance with the 2021 NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

For the year ended December 31, 2019, the Company purchased the equivalent of approximately 29.9 million post-Share Consolidation shares under the previous NCIB which was in place from March 4, 2019 to March 3, 2020 for total consideration of approximately $1,037 million. Of the amount paid, $816 million was charged to share capital and $221 million was charged to retained earnings.

All purchases were made in accordance with the 2019 NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the average carrying amount of the shares, with any excess allocated to retained earnings.

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

DIVIDENDS

During the year ended December 31, 2021, the Company declared and paid dividends of $0.4675 per share of common stock, totaling $122 million (2020 - $0.375 per share of common stock, totaling $97 million; 2019 - $0.375 per common share on a post-Share Consolidation basis, totaling $102 million).

Ovintiv’s quarterly dividend payment in 2021 was $0.09375 per share of common stock for each of the first two quarters and $0.14 per share of common stock for the third and fourth quarters. The quarterly dividend payment in 2020 was $0.09375 per share of common stock. On a post-Share Consolidation basis, the Company’s quarterly dividend payment was $0.09375 per common share in 2019.

On February 24, 2022, the Board of Directors declared a dividend of $0.20 per share of common stock payable on March 31, 2022 to common shareholders of record as of March 15, 2022.

EARNINGS PER SHARE OF COMMON STOCK

The following table presents the computation of net earnings (loss) per share of common stock:

For the years ended December 31 (US$ millions, except per share amounts)	2021	2020	2019

Net Earnings (Loss)	$1,416	$(6,097)	$234

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	260.4	259.8	261.2
Effect of dilutive securities (1) (2)	6.0	-	-
Weighted Average Shares of Common Stock Outstanding - Diluted	266.4	259.8	261.2

Net Earnings (Loss) per Share of Common Stock
Basic	$5.44	$(23.47)	$0.90
Diluted (1) (2)	5.32	(23.47)	0.90

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

An aggregate of 7.4 million shares of common stock is authorized and held in reserve for issuance. At December 31, 2021, 5.2 million shares of common stock remained available for issuance under the Company’s stock-based compensation plans. Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders.

See Note 22 for further information on Ovintiv’s outstanding and exercisable TSARs, PSUs and RSUs.

19.	Accumulated Other Comprehensive Income

For the years ended December 31	2021	2020	2019

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$1,042	$1,004	$976
Change in Foreign Currency Translation Adjustment	2	38	28
Balance, End of Year	$1,044	$1,042	$1,004

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$34	$42	$22

Other Comprehensive Income Before Reclassifications:
Net actuarial gains and (losses) (See Note 23)	14	(10)	58
Income taxes	(4)	2	(12)
Net prior service costs from plan amendment (See Note 23)	11	-	(31)
Income taxes	(2)	-	6

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 23)	(8)	(9)	(2)
Income taxes	2	2	-
Reclassification of net prior service costs to net earnings (See Note 23)	1	2	1
Income taxes	-	-	-
Curtailment in net defined periodic benefit cost (See Note 23)	-	5	-
Income taxes	-	(1)	-
Settlement in net defined periodic benefit cost (See Note 23)	-	2	-
Income taxes	-	(1)	-

Balance, End of Year	$48	$34	$42
Total Accumulated Other Comprehensive Income	$1,092	$1,076	$1,046

During the year ended December 31, 2019, the Company amended the other post-employment benefits arrangements in conjunction with the integration of the Newfield business acquired. The plan amendment resulted in an increase to pension liabilities with a corresponding loss recognized in other comprehensive income.

20.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at December 31, 2021, VMLP provides approximately 1,169 MMcf/d of natural gas gathering and compression and 925 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from 10 to 24 years and have various renewal terms providing up to a potential maximum of 10 years.

Ovintiv has determined that VMLP is a variable interest entity and that Ovintiv holds variable interests in VMLP. Ovintiv is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact VMLP’s economic performance. These key activities relate to the construction, operation, maintenance and marketing of the assets owned by VMLP. The variable interests arise from certain terms under the various long-term service agreements and include: i) a take or pay for volumes in certain agreements; ii) an operating fee of which a portion can be converted into a fixed fee once VMLP assumes operatorship of certain assets; and iii) a potential payout of minimum costs in certain agreements. The potential payout of minimum costs will be assessed in the eighth year of the assets’ service period and is based on whether there is an overall shortfall of total system cash flows from natural gas gathered and compressed under certain agreements. The potential payout amount can be reduced in the event VMLP markets unutilized capacity to third-party users. Ovintiv is not required to provide any financial support or guarantees to VMLP.

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,738 million as at December 31, 2021. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 27 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at December 31, 2021, accounts payable and accrued liabilities included $0.2 million related to the take or pay commitment.

21.	Restructuring Charges

In February 2019, in conjunction with the Newfield business combination as described in Note 8, the Company announced workforce reductions to better align staffing levels and organizational structure with the Company’s strategy. During 2019, the Company incurred total restructuring charges of $138 million, before tax, primarily related to severance costs.

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization in response to the low commodity price environment resulting from the global pandemic and the Company’s planned reductions in capital spending. During 2021, the Company incurred total restructuring charges of $14 million (2020 - $90 million), before tax, primarily related to severance costs. Of the $104 million in restructuring charges incurred, $3 million remains accrued as at December 31, 2021. The remaining amounts accrued are expected to be paid in 2022.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Consolidated Statement of Earnings.

For the years ended December 31	2021	2020	2019

Severance and Benefits	$14	$88	$133
Outplacement, Moving and Other Expenses	-	2	5
Restructuring Expenses	$14	$90	$138

As at December 31	2021	2020	2019

Outstanding Restructuring Accrual, Beginning of Year	$14	$8	$-
Restructuring Expenses Incurred	14	90	138
Restructuring Costs Paid	(25)	(84)	(130)
Outstanding Restructuring Accrual, End of Year (1)	$3	$14	$8
(1)	Included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

22.	Compensation Plans

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

The Company has recognized the following share-based compensation costs:

For the years ended December 31	2021	2020	2019

Total Compensation Costs of Transactions Classified as Cash-Settled	$118	$42	$59
Total Compensation Costs of Transactions Classified as Equity-Settled	47	3	-
Less: Total Share-Based Compensation Costs Capitalized	(27)	(12)	(20)
Total Share-Based Compensation Expense (Recovery)	$138	$33	$39

Recognized in the Consolidated Statement of Earnings in:
Operating	$31	$10	$16
Administrative	107	23	23
	$138	$33	$39

As at December 31, 2021, the liability for cash-settled share-based payment transactions totaled $114 million (2020 - $34 million), of which $78 million (2020 - $25 million) is recognized in accounts payable and accrued liabilities and $36 million (2020 - $9 million) is recognized in other liabilities and provisions in the Consolidated Balance Sheet.

The following sections outline certain information related to Ovintiv’s compensation plans as at December 31, 2021.

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

The following tables summarize information related to the TSARs:

As at December 31	2021			2020
(thousands of units)	Outstanding TSARs	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)	Outstanding TSARs	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	1,586	48.28	2.8	1,606	48.65
Granted	-	-		-	-
Exercised - SARs (1)	(136)	28.01		-	-
Exercised - Options (1)	-	-		-	-
Forfeited	(717)	46.11		-	-
Expired	-	-		(20)	78.47
Outstanding, End of Year (2)	733	54.17	2.2	1,586	48.28	2.8
Vested and Exercisable, End of Year (3)	642	55.38	1.9	1,348	47.71	2.4
Expected to Vest (4)	91	45.64	4.3	238	51.52	5.0

(1)	The intrinsic value of option awards exercised and cash-settled during 2021 was $2 million (2020 - nil; 2019 - nil).
(2)	The intrinsic value of option awards outstanding during 2021 was $10 million (2020 - $6 million).
(3)	The intrinsic value of option awards vested and exercisable during 2021 was $9 million (2020 - $6 million).
(4)	The intrinsic value of option awards expected to vest during 2021 was $1 million (2020 - nil).

The following weighted average assumptions were used to determine the fair value of TSARs outstanding:

	C$ Share Units
As at December 31	2021	2020	2019

Risk Free Interest Rate	0.94%	0.20%	1.69%
Dividend Yield	1.65%	2.75%	1.64%
Expected Volatility Rate (1)	104.80%	103.64%	43.61%
Expected Term	1.4 yrs	1.8 yrs	2.4 yrs
Market Share Price	C$42.56	C$18.29	C$30.40
Weighted Average Grant Date Fair Value	C$54.17	C$48.28	C$48.65
(1)	Volatility was estimated using historical rates.

As at December 31, 2021, there was approximately $0.1 million of unrecognized compensation costs (2020 - $0.1 million) related to unvested TSARs. The costs are expected to be recognized over a weighted average period of 0.2 years.

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

The following tables summarize information related to the U.S. dollar denominated SARs:

As at December 31	2021			2020
(thousands of units)	Outstanding SARs	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)	Outstanding SARs	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	660	38.03	3.7	789	39.84
Granted	682	35.11		-	-
Exercised (1)	(177)	20.50		-	-
Forfeited	(15)	45.35		(86)	38.89
Expired	-	-		(43)	69.35
Outstanding, End of Year (2)	1,150	38.89	2.2	660	38.03	3.7
Vested and Exercisable, End of Year (3)	1,021	39.54	1.9	423	39.22	2.9
Expected to Vest (4)	129	33.77	4.3	237	35.89	5.2

(1)	The intrinsic value of option awards exercised and cash-settled during 2021 was $2 million (2020 - nil; 2019 - nil).
(2)	The intrinsic value of option awards outstanding during 2021 was $15 million (2020 - $3 million).
(3)	The intrinsic value of option awards vested and exercisable during 2021 was $14 million (2020 - $3 million).
(4)	The intrinsic value of option awards expected to vest during 2021 was $1 million (2020 - nil).

The following weighted average assumptions were used to determine the fair value of SARs outstanding:

	US$ Share Units
As at December 31	2021	2020	2019

Risk Free Interest Rate	0.94%	0.20%	1.69%
Dividend Yield	1.66%	2.61%	1.60%
Expected Volatility Rate (1)	106.20%	104.53%	44.98%
Expected Term	1.4 yrs	2.3 yrs	2.8 yrs
Market Share Price	US$33.70	US$14.36	US$23.45
Weighted Average Grant Date Fair Value	US$38.89	US$38.03	US$39.84
(1)	Volatility was estimated using historical rates.

As at December 31, 2021, there was approximately $0.2 million of unrecognized compensation costs (2020 - $0.2 million) related to unvested SARs. The costs are expected to be recognized over a weighted average period of 0.3 years.

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

The following tables summarize information related to the PSUs:

As at December 31	2021		2020 (1)
U.S. Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	1,886	21.80	773	42.66
Granted	833	25.80	1,317	13.66
Vested and Released (2)	(177)	54.65	(155)	58.75
Units, in Lieu of Dividends	37	20.04	125	21.80
Forfeited	(152)	32.96	(174)	20.05
Unvested and Outstanding, End of Year	2,427	20.04	1,886	21.80

As at December 31	2021		2020 (1)
Canadian Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	1,308	34.43	810	62.62
Granted	293	29.34	796	21.08
Vested and Released (2)	(137)	68.80	(291)	77.08
Units, in Lieu of Dividends	20	26.66	84	34.62
Forfeited	(261)	46.13	(91)	32.40
Unvested and Outstanding, End of Year	1,223	26.75	1,308	34.43

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

(2)	During the year ended December 31, 2021, performance shares that vested and were cash-settled resulted in payments of $3 million (2020 - $6 million; 2019 - $64 million).

As at December 31, 2021, there was approximately $42 million of unrecognized compensation costs (2020 - $27 million) related to unvested PSUs. The costs are expected to be recognized over a weighted average period of 1.1 years.

D)	DEFERRED SHARE UNITS

The Company has in place a program whereby Directors and certain key employees are issued DSUs, which vest immediately, are equivalent in value to a share of Ovintiv common stock and are settled in cash. DSUs are classified as a liability and remeasured at the end of each reporting period based on the change in fair value of the Company’s common stock.

Under the DSU Plan, employees have the option to convert either 25 or 50 percent of their annual bonus award into DSUs. The number of DSUs converted is based on the value of the award divided by the closing value of Ovintiv’s share price at the end of the performance period of the bonus award.

For both Directors and employees, DSUs can only be redeemed following departure from Ovintiv in accordance with the terms of the respective DSU Plan and must be redeemed prior to December 15th of the year following the departure from Ovintiv.

The following table summarizes information related to the DSUs:

(thousands of units)	U.S. Dollar Denominated Outstanding DSUs		Canadian Dollar Denominated Outstanding DSUs
As at December 31	2021	2020	2021	2020

Vested and Outstanding, Beginning of Year	-	-	211	217
Granted	5	-	8	51
Converted from bonus awards	-	-	-	-
Units, in Lieu of Dividends	-	-	4	15
Redeemed	-	-	(17)	(72)
Vested and Outstanding, End of Year	5	-	206	211

E)	RESTRICTED SHARE UNITS

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

The following table summarizes information related to the RSUs:

As at December 31	2021 (1)		2020 (2)
U.S. Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	5,486	21.26	2,270	43.44
Granted	1,952	23.57	4,165	12.72
Units, in Lieu of Dividends	83	20.93	384	21.48
Vested and Released (3)	(1,720)	24.74	(449)	54.68
Forfeited	(400)	21.99	(884)	21.11
Unvested and Outstanding, End of Year	5,401	20.92	5,486	21.26

As at December 31	2021 (1)		2020 (2)
Canadian Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	2,912	31.76	1,669	61.35
Granted	953	29.30	2,029	17.06
Units, in Lieu of Dividends	41	28.11	206	32.01
Vested and Released (3)	(1,035)	37.63	(433)	76.82
Forfeited	(250)	34.43	(559)	32.00
Unvested and Outstanding, End of Year	2,621	28.23	2,912	31.76

(1)

During the third quarter of 2021, the 2021 annual awards were modified and reclassified as equity-settled awards. The weighted average modification date fair value of the awards was US$25.66 per share and C$32.07 per share for the U.S. dollar denominated and Canadian dollar denominated RSUs, respectively.

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

(3)	During the year ended December 31, 2021, restricted shares that vested and were cash-settled resulted in payments of $23 million (2020 - $10 million; 2019 - $85 million).

As at December 31, 2021, there was approximately $43 million of unrecognized compensation costs (2020 - $43 million) related to unvested RSUs. The costs are expected to be recognized over a weighted average period of 0.7 years.

23.	Pension and Other Post-Employment Benefits

Ovintiv sponsors defined benefit and defined contribution plans, providing pension and other post-employment benefits (“OPEB”) to its employees in the U.S. and Canada. As of January 1, 2003, the defined benefit pension plan was closed to new entrants. The average remaining service period of active employees participating in the defined benefit pension plan is five years and the average remaining life expectancy of inactive employees is 13 years. The average remaining service period of the active employees participating in the OPEB plan is nine years.

The Company is required to file an actuarial valuation of its pension plans with the provincial regulator at least every three years, or more frequently if directed by the regulator. The most recent filing was dated December 31, 2019 and the next required filing is expected to be as at December 31, 2022.

The following tables set forth changes in the benefit obligations and fair value of plan assets for the Company’s defined benefit pension and other post-employment benefit plans for the years ended December 31, 2021 and 2020, as well as the funded status of the plans and amounts recognized in the Consolidated Financial Statements as at December 31, 2021 and 2020.

	Defined Benefits		OPEB
As at December 31	2021	2020	2021	2020

Change in Benefit Obligations
Projected Benefit Obligation, Beginning of Year	$211	$209	$89	$87
Service Cost	-	1	3	4
Interest Cost	5	6	2	2
Actuarial (Gains) Losses	(9)	16	(8)	4
Exchange Differences	1	4	-	1
Employee Contributions	-	-	2	1
Benefits Paid	(17)	(17)	(10)	(9)
Plan Amendment	-	-	(11)	-
Settlement	-	(8)	-	-
Curtailment	-	-	-	(1)
Projected Benefit Obligation, End of Year	$191	$211	$67	$89

Change in Plan Assets
Fair Value of Plan Assets, Beginning of Year	$193	$200	$-	$-
Actual Return on Plan Assets	3	17	-	-
Exchange Differences	1	3	-	-
Employee Contributions	-	-	2	1
Employer Contributions	-	-	8	8
Benefits Paid	(17)	(17)	(10)	(9)
Transfers to Defined Contribution Plan	(4)	(2)	-	-
Settlement	-	(8)	-	-
Fair Value of Plan Assets, End of Year	$176	$193	$-	$-

Funded Status of Plan Assets, End of Year	$(15)	$(18)	$(67)	$(89)

Total Recognized Amounts in the Consolidated Balance Sheet Consist of:
Other Assets	$10	$11	$-	$-
Current Liabilities	-	-	(8)	(10)
Non-Current Liabilities	(25)	(29)	(59)	(79)
Total	$(15)	$(18)	$(67)	$(89)

Total Recognized Amounts in Accumulated Other Comprehensive Income Consist of:
Net Actuarial (Gains) Losses	$19	$26	$(82)	$(83)
Net Prior Service Costs	(7)	(7)	7	19
Total Recognized in Accumulated Other Comprehensive Income, Before Tax	$12	$19	$(75)	$(64)

The accumulated defined benefit obligation for all defined benefit plans was $258 million as at December 31, 2021 (2020 - $299 million).

The following table sets forth the defined benefit plans with accumulated benefit obligation and projected benefit obligation in excess of the fair value of the plan assets:

	Defined Benefits		OPEB
As at December 31	2021	2020	2021	2020

Projected Benefit Obligation	$(63)	$(69)	$(67)	$(89)
Accumulated Benefit Obligation	(63)	(69)	(67)	(89)
Fair Value of Plan Assets (1)	38	40	-	-
(1)	The Company does not aggregate benefit plans.

Following are the weighted average assumptions used by the Company in determining the defined benefit pension and other post-employment benefit obligations:

	Defined Benefits		OPEB
As at December 31	2021	2020	2021	2020

Discount Rate	2.80%	2.25%	2.54%	2.09%
Rates of Increase in Compensation Levels	3.13%	3.11%	6.18%	6.28%

The following sets forth total benefit plans expense recognized by the Company:

	Pension Benefits			OPEB
For the years ended December 31	2021	2020	2019	2021	2020	2019

Net Defined Periodic Benefit Cost	$-	$3	$2	$(3)	$2	$16
Defined Contribution Plan Expense	24	28	29	-	-	-
Total Benefit Plans Expense	$24	$31	$31	$(3)	$2	$16

Of the total benefit plans expense, $22 million (2020 - $27 million; 2019 - $31 million) was included in operating expense and $5 million (2020 - $6 million; 2019 - $9 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $6 million (2020 - nil; 2019 - costs of $7 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost is as follows:

	Defined Benefits			OPEB
For the years ended December 31	2021	2020	2019	2021	2020	2019

Service Cost	$-	$1	$1	$3	$4	$10
Interest Cost	5	6	7	2	2	4
Expected Return on Plan Assets	(6)	(7)	(7)	-	-	-
Amounts Reclassified from Accumulated
Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	1	1	1	(9)	(10)	(3)
Amortization of net prior service costs	-	-	-	1	2	1
Curtailment of net prior service costs	-	-	-	-	5	-
Settlement from net prior service costs	-	2	-	-	-	-
Curtailment	-	-	-	-	(1)	4
Total Net Defined Periodic Benefit Cost (1)	$-	$3	$2	$(3)	$2	$16

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

Actuarial gains related to changes in the projected benefit obligations were due to an increase in the discount rate used to measure the obligations.

The amounts recognized in other comprehensive income are as follows:

	Defined Benefits			OPEB
For the years ended December 31	2021	2020	2019	2021	2020	2019

Net Actuarial (Gains) Losses	$(6)	$6	$(6)	$(8)	$4	$(52)
Net Prior Service Costs from Plan Amendment	-	-	-	(11)	-	31
Amortization of Net Actuarial Gains and (Losses)	(1)	(1)	(1)	9	10	3
Amortization of Net Prior Service Costs	-	-	-	(1)	(2)	(1)
Curtailment of Net Prior Service Costs	-	-	-	-	(5)	-
Settlement from Net Prior Service Costs	-	(2)	-	-	-	-
Total Amounts Recognized in Other Comprehensive (Income) Loss, Before Tax	$(7)	$3	$(7)	$(11)	$7	$(19)
Total Amounts Recognized in Other Comprehensive (Income) Loss, After Tax	$(5)	$3	$(5)	$(9)	$5	$(15)

Following are the weighted average assumptions used by the Company in determining the net periodic pension and other post-retirement benefit costs:

	Defined Benefits			OPEB
For the years ended December 31	2021	2020	2019	2021	2020	2019

Discount Rate	2.25%	3.00%	3.50%	2.08%	2.90%	4.16%
Long-Term Rate of Return on Plan Assets	3.00%	3.75%	4.00%	-	-	-
Rates of Increase in Compensation Levels	3.13%	3.12%	3.12%	6.33%	5.92%	6.53%

The Company’s assumed health care cost trend rates are as follows:

For the years ended December 31	2021	2020	2019

Health Care Cost Trend Rate for Next Year	6.15%	6.42%	6.61%
Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2026	2026	2026

The Company does not expect to contribute to its defined benefit pension plans in 2022. The Company’s OPEB plans are funded on an as required basis.

The following provides an estimate of benefit payments for the next 10 years. These estimates reflect benefit increases due to continuing employee service.

	Defined Benefit Pension Payments	Other Benefit Payments

2022	$14	$8
2023	14	7
2024	14	7
2025	13	6
2026	13	5
2027 - 2031	59	20

The Company’s registered and other defined benefit pension plan assets are presented by investment asset category and input level within the fair value hierarchy as follows:

As at December 31	2021
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$19	$1	$-	$20
Fixed Income	-	94	-	94
Equity	-	62	-	62
Fair Value of Plan Assets, End of Year	$19	$157	$-	$176

As at December 31	2020
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$25	$1	$-	$26
Fixed Income	-	107	-	107
Equity	-	60	-	60
Fair Value of Plan Assets, End of Year	$25	$168	$-	$193

Fixed Income investments consist of Canadian bonds issued by investment grade companies. Equity investments consist of international securities and securities held in the U.S. The fair values of these securities are based on dealer quotes, quoted market prices and net asset values.

Registered pension plan assets were invested by the Company in the following as at December 31, 2021: 67 percent Bonds (2020 - 69 percent), and 33 percent U.S. and Foreign Equity (2020 - 31 percent). The expected long-term rate of return is 3.50 percent. The expected rate of return on pension plan assets is based on historical and projected rates of return for each asset class in the plan investment portfolio. The actual return on plan assets was $3 million (2020 - $17 million). The asset allocation structure is subject to diversification requirements and constraints, which reduce risk by limiting exposure to individual equity investment, credit rating categories and foreign currency exposure.

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

As at December 31, 2021	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$10	$-	$10	$(10)	$-
Long-term assets	-	1	-	1	(1)	-
Foreign Currency Derivatives:
Current assets	-	5	-	5	(4)	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$536	$181	$717	$(10)	$707
Long-term liabilities	-	26	-	26	(1)	25
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	(4)	(4)

Other Derivative Contracts (2)
Current in accounts receivable and accrued revenues	$-	$-	$9	$9	$-	$9
Current in accounts payable and accrued liabilities	-	1	-	1	-	1
Long-term in other liabilities and provisions	-	5	-	5	-	5

As at December 31, 2020	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$70	$-	$70	$(59)	$11
Long-term assets	-	7	-	7	(3)	4
Foreign Currency Derivatives:
Current assets	-	26	-	26	-	26

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$114	$74	$189	$(59)	$130
Long-term liabilities	-	128	-	128	(3)	125

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$1	$-	$1	$-	$1
Long-term in other liabilities and provisions	-	7	-	7	-	7

(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)	Includes credit derivatives and contingent consideration associated with certain previous and current year divestitures, respectively.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX three-way options, NYMEX costless collars, NYMEX call options, foreign currency swaps and basis swaps with terms to 2025. Level 2 also includes financial guarantee contracts as discussed in Note 25. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

Level 3 Fair Value Measurements

As at December 31, 2021, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and contingent consideration derivative contracts tied to WTI with terms to 2022. The WTI three-way options are a combination of a sold call, bought put and a sold put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with partial downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Risk Management
	2021	2020

Balance, Beginning of Year	$(74)	$(52)
Total Gains (Losses)	(708)	131
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances (1)	6	-
Settlements	604	(153)
Transfers Out of Level 3	-	-
Balance, End of Year	$(172)	$(74)

Change in Unrealized Gains (Losses) During the Year Included in Net Earnings (Loss)	$(104)	$(22)
(1)	Relates to the contingent consideration associated with the Duvernay divestiture discussed in Note 9.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at December 31, 2021:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	40% - 67%	48%
(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $15 million (2020 - $6 million) increase or decrease to net risk management assets and liabilities.

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

Oil and NGLs - To partially mitigate oil and NGL commodity price risk, the Company uses WTI- and NGL-based contracts such as fixed price contracts and options. Ovintiv has also entered into basis swaps to manage against widening price differentials between various production areas, products and price points.

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as fixed price contracts, options and costless collars. Ovintiv has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2021, Ovintiv has entered into $400 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2848 to US$1, which mature monthly throughout 2022.

RISK MANAGEMENT POSITIONS AS AT DECEMBER 31, 2021

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	5.0 Mbbls/d	2022	60.16	$(22)

WTI Three-Way Options
Sold call / bought put / sold put	75.0 Mbbls/d	2022	70.79 / 60.82 / 49.33	(181)

Basis Contracts (1)		2022		-
Oil and NGLs Fair Value Position				(203)

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	365 MMcf/d	2022	2.60	(144)

NYMEX Three-Way Options
Sold call / bought put / sold put	398 MMcf/d	2022	3.02 / 2.75 / 2.00	(105)

NYMEX Costless Collars
Sold call / bought put	200 MMcf/d	2022	2.85 / 2.55	(64)

NYMEX Call Options
Sold call	330 MMcf/d	2022	2.38	(159)

Basis Contracts (2)		2022		(33)
		2023		(13)
		2024 - 2025		(12)

Other Financial Positions				1
Natural Gas Fair Value Position				(529)

Other Derivative Contracts
Fair Value Position (3)				3

Foreign Currency Contracts
Fair Value Position (4)		2022		5
Total Fair Value Position				$(724)

(1)	Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Malin, Waha, Houston Ship Channel and NYMEX.
(3)	Includes credit derivatives and contingent consideration associated with certain previous and current year divestitures, respectively.
(4)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

EARNINGS IMPACT OF REALIZED AND UNREALIZED GAINS (LOSSES) ON RISK MANAGEMENT POSITIONS

For the years ended December 31	2021	2020	2019

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(1,395)	$711	$369
Foreign Currency Derivatives:
Foreign exchange	33	(1)	3
	$(1,362)	$710	$372

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(488)	$(204)	$(730)
Foreign Currency Derivatives:
Foreign exchange	(21)	13	34
	$(509)	$(191)	$(696)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(1,883)	$507	$(361)
Foreign Currency Derivatives:
Foreign exchange	12	12	37
	$(1,871)	$519	$(324)

(1)	Includes a realized gain of $1 million for the year ended December 31, 2021 (2020 - gain of $2 million; 2019 - gain of $6 million) related to other derivative contracts.
(2)	Includes an unrealized gain of $4 million for the year ended December 31, 2021 (2020 - loss of $1 million; 2019 - loss of $1 million) related to other derivative contracts.

RECONCILIATION OF UNREALIZED RISK MANAGEMENT POSITIONS FROM JANUARY 1 TO DECEMBER 31

	2021		2020	2019
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(222)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Year	(1,871)	$(1,871)	$519	$(324)
Settlement of Other Derivative Contracts	1
Fair Value of Other Derivative Contract Assets Entered into During the Year (See Note 9)	6
Fair Value of Contracts Realized During the Year	1,362	1,362	(710)	(372)
Fair Value of Contracts Outstanding, End of Year	$(724)	$(509)	$(191)	$(696)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 24 for a discussion of fair value measurements.

UNREALIZED RISK MANAGEMENT POSITIONS

As at December 31	2021	2020

Risk Management Assets
Current	$1	$37
Long-term	-	4
	1	41

Risk Management Liabilities
Current	703	130
Long-term	25	125
	728	255

Other Derivative Contract Assets
Current in accounts receivable and accrued revenues	9	-
	9	-

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	1	1
Long-term in other liabilities and provisions	5	7
	6	8
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(724)	$(222)

C)	CREDIT RISK

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance, and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at December 31, 2021, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $25 million and $10 million, respectively, as disclosed in Note 24. The Company had no significant credit derivatives in place and held no collateral at December 31, 2021.

As at December 31, 2021, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at December 31, 2021, approximately 90 percent (2020 - 89 percent) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements expire in June 2024 with a fair value recognized of $6 million as at December 31, 2021 (2020 - $8 million). The maximum potential amount of undiscounted future payments is $57 million as at December 31, 2021, and is considered unlikely.

26.	Supplementary Information

Supplemental disclosures to the Consolidated Statement of Cash Flows are presented below:

A)	NET CHANGE IN NON-CASH WORKING CAPITAL

For the years ended December 31	2021	2020	2019

Operating Activities
Accounts receivable and accrued revenues	$(333)	$146	$109
Accounts payable and accrued liabilities	275	(26)	(44)
Current portion of operating lease liabilities	(7)	(11)	49
Income tax receivable and payable	24	30	(27)
	$(41)	$139	$87

B)	NON-CASH ACTIVITIES

For the years ended December 31	2021	2020	2019

Non-Cash Operating Activities
ROU operating lease assets and liabilities (See Note 14)	$(23)	$(10)	$(20)
Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 17)	$8	$7	$15
Asset retirement obligation change in estimated future cash outflows (See Note 17)	5	(49)	47
Property, plant and equipment accruals	(9)	(175)	(78)
Capitalized long-term incentives	8	(16)	(27)
Property additions/dispositions (swaps)	34	229	159
Contingent consideration (See Note 9)	6	-	-
Non-Cash Financing Activities
Common shares issued in conjunction with the Newfield business combination (See Note 8)	$-	$-	$(3,478)

On September 1, 2020, Ovintiv closed an agreement with PetroChina Canada Ltd. (“PCC”) to terminate its joint venture with PCC and transfer the ownership and operation of certain Duvernay shale assets in west central Alberta. In connection with the closing, Ovintiv and PCC agreed to partition the Duvernay acreage and associated infrastructure. For the year ended December 31, 2020, property additions/dispositions (swaps) included a $203 million non-cash swap related to the Duvernay partition.

C)	SUPPLEMENTARY CASH FLOW INFORMATION

For the years ended December 31	2021	2020	2019

Interest Paid	$370	$385	$415
Income Taxes (Recovered), net of Amounts Paid	$(176)	$(52)	$(22)

27.	Commitments and Contingencies

COMMITMENTS

The following table outlines the Company’s commitments as at December 31, 2021:

	Expected Future Payments
(undiscounted)	2022	2023	2024	2025	2026	Thereafter	Total

Transportation and Processing	$750	$736	$581	$436	$422	$1,926	$4,851
Drilling and Field Services	87	-	-	-	-	-	87
Building Leases	10	9	8	8	2	-	37
Total	$847	$745	$589	$444	$424	$1,926	$4,975

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

The unaudited supplementary information on oil and natural gas exploration and production activities for 2021, 2020 and 2019 has been presented in accordance with the FASB’s ASC Topic 932, “Extractive Activities - Oil and Gas” and the SEC’s final rule, “Modernization of Oil and Gas Reporting”. Disclosures by geographic area include the United States and Canada.

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

The following reference prices were utilized in the determination of reserves and future net revenue:

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

Reserves Pricing (1)
2021	$66.56	$83.69	$3.60	$3.26
2020	39.62	49.77	1.98	2.13
2019	55.93	68.80	2.58	1.76

(1)	All prices were held constant in all future years when estimating net revenues and reserves.

PROVED RESERVES (1)

(12-MONTH AVERAGE TRAILING PRICES)

	Oil (MMbbls)			NGLs (MMbbls)			Natural Gas (Bcf)			Total (MMBOE)
	United States	Canada	Total	United States	Canada	Total	United States	Canada	Total
2019
Beginning of year	351.5	0.2	351.8	122.3	158.5	280.8	598	2,901	3,499	1,215.7
Revisions and improved recovery (2)	(56.4)	0.8	(55.6)	3.1	(20.2)	(17.1)	(31)	(484)	(515)	(158.7)
Extensions and discoveries	230.2	0.4	230.6	96.0	62.4	158.4	521	777	1,298	605.3
Purchase of reserves in place	262.0	-	262.0	217.2	-	217.2	1,904	-	1,904	796.6
Sale of reserves in place	(5.1)	-	(5.1)	(0.5)	-	(0.5)	(351)	-	(351)	(64.1)
Production	(59.8)	(0.2)	(60.0)	(28.6)	(21.6)	(50.2)	(200)	(376)	(576)	(206.2)
End of year	722.4	1.3	723.7	409.4	179.1	588.5	2,441	2,818	5,259	2,188.8
Developed	291.0	1.2	292.2	211.3	68.4	279.8	1,375	1,439	2,815	1,041.1
Undeveloped	431.4	0.1	431.5	198.1	110.7	308.8	1,066	1,378	2,444	1,147.7
Total	722.4	1.3	723.7	409.4	179.1	588.5	2,441	2,818	5,259	2,188.8
2020
Beginning of year	722.4	1.3	723.7	409.4	179.1	588.5	2,441	2,818	5,259	2,188.8
Revisions and improved recovery (2)	(221.5)	(0.5)	(222.0)	(29.1)	(33.1)	(62.2)	(323)	(161)	(484)	(364.9)
Extensions and discoveries	144.3	0.1	144.4	78.1	27.7	105.8	392	372	764	377.5
Purchase of reserves in place	9.9	1.0	10.9	8.4	11.6	20.0	47	94	140	54.3
Sale of reserves in place	(9.3)	-	(9.3)	(7.9)	(13.4)	(21.4)	(95)	(106)	(201)	(64.1)
Production	(55.2)	(0.2)	(55.4)	(29.8)	(20.5)	(50.3)	(194)	(366)	(560)	(199.0)
End of year	590.5	1.7	592.3	429.1	151.4	580.5	2,268	2,650	4,918	1,992.5
Developed	279.1	1.7	280.9	242.3	76.9	319.3	1,327	1,740	3,067	1,111.3
Undeveloped	311.4	-	311.4	186.7	74.5	261.2	941	910	1,851	881.1
Total	590.5	1.7	592.3	429.1	151.4	580.5	2,268	2,650	4,918	1,992.5
2021
Beginning of year	590.5	1.7	592.3	429.1	151.4	580.5	2,268	2,650	4,918	1,992.5
Revisions and improved recovery (2)	(78.7)	0.7	(78.0)	(30.0)	(20.3)	(50.3)	61	302	363	(67.8)
Extensions and discoveries	121.2	0.3	121.5	75.1	66.9	142.0	428	1,538	1,966	591.2
Purchase of reserves in place	2.6	-	2.6	1.6	0.9	2.5	7	6	13	7.3
Sale of reserves in place	(27.0)	(1.6)	(28.6)	(12.6)	(8.4)	(21.0)	(50)	(73)	(123)	(70.2)
Production	(51.1)	(0.1)	(51.2)	(28.5)	(20.5)	(49.0)	(179)	(389)	(568)	(194.9)
End of year	557.5	1.1	558.6	434.7	170.0	604.7	2,536	4,033	6,570	2,258.2
Developed	291.0	0.7	291.7	264.3	84.5	348.8	1,621	2,490	4,111	1,325.7
Undeveloped	266.6	0.3	266.9	170.5	85.4	255.9	915	1,543	2,458	932.5
Total	557.5	1.1	558.6	434.7	170.0	604.7	2,536	4,033	6,570	2,258.2

(1)	Numbers may not add due to rounding.
(2)	Changes in reserve estimates resulting from application of improved recovery techniques are included in revisions of previous estimates.

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

Total Proved reserves increased 265.7 MMBOE including production of 194.9 MMBOE in 2021 due to the following:

•

Revisions and improved recovery of oil, NGLs and natural gas were negative primarily due to changes in the approved development plan of 396.1 MMBOE, partially offset by positive performance revisions of 160.6 MMBOE, higher 12-month average trailing prices of 144.5 MMBOE and 23.2 MMBOE from infill drilling locations.

•

Extensions and discoveries of oil, NGLs and natural gas increased proved reserves by 591.2 MMBOE due to successful drilling and technical delineation, as well as new proved undeveloped locations resulting from updated development plans in the Montney, Permian and Anadarko assets.

•	Purchases of 7.3 MMBOE were primarily in the Permian asset and a result of acreage trades.
•

Sale of reserves in place decreased proved developed reserves by 70.2 MMBOE primarily due to the divestitures of the Eagle Ford assets located in south Texas and the Duvernay assets located in west central Alberta.

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

	United States			Canada
	2021	2020	2019	2021	2020	2019

Future Cash Inflows	$51,473	$26,093	$46,076	$18,312	$7,156	$10,404
Less Future:
Production costs	12,272	8,864	13,064	7,679	4,202	4,791
Development costs	5,767	6,187	10,795	2,061	1,859	3,024
Income taxes	5,480	74	2,262	1,695	-	-
Future Net Cash Flows	27,954	10,968	19,955	6,877	1,095	2,589
Less 10% annual discount for estimated timing of cash flows	13,663	5,895	9,914	2,393	246	1,014
Discounted Future Net Cash Flows	$14,291	$5,073	$10,041	$4,484	$849	$1,575

	Total
	2021	2020	2019

Future Cash Inflows	$69,785	$33,249	$56,480
Less Future:
Production costs	19,951	13,066	17,855
Development costs	7,828	8,046	13,819
Income taxes	7,175	74	2,262
Future Net Cash Flows	34,831	12,063	22,544
Less 10% annual discount for estimated timing of cash flows	16,056	6,141	10,928
Discounted Future Net Cash Flows	$18,775	$5,922	$11,616

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

	United States			Canada
	2021	2020	2019	2021	2020	2019

Balance, Beginning of Year	$5,073	$10,041	$6,950	$849	$1,575	$2,654
Changes Resulting From:
Sales of oil and gas produced during the year	(3,608)	(1,605)	(2,893)	(1,479)	(405)	(654)
Discoveries and extensions, net of related costs	3,102	1,080	2,893	2,119	140	544
Purchases of proved reserves in place	63	98	5,581	13	44	-
Sales and transfers of proved reserves in place	(199)	(255)	(931)	(38)	(97)	-
Net change in prices and production costs	10,702	(7,119)	(2,629)	3,266	(1,563)	(1,219)
Revisions to quantity estimates	(407)	(2,346)	(850)	201	(188)	(550)
Accretion of discount	508	1,064	749	85	158	297
Development costs incurred during the year	1,139	1,341	2,115	397	535	545
Changes in estimated future development costs	(83)	2,183	(885)	41	652	(364)
Other	1	-	-	-	(2)	1
Net change in income taxes	(2,000)	591	(59)	(970)	-	321
Balance, End of Year	$14,291	$5,073	$10,041	$4,484	$849	$1,575

	Total
	2021	2020	2019

Balance, Beginning of Year	$5,922	$11,616	$9,604
Changes Resulting From:
Sales of oil and gas produced during the year	(5,087)	(2,010)	(3,547)
Discoveries and extensions, net of related costs	5,221	1,220	3,437
Purchases of proved reserves in place	76	142	5,581
Sales and transfers of proved reserves in place	(237)	(352)	(931)
Net change in prices and production costs	13,968	(8,682)	(3,848)
Revisions to quantity estimates	(206)	(2,534)	(1,400)
Accretion of discount	593	1,222	1,046
Development costs incurred during the year	1,536	1,876	2,660
Changes in estimated future development costs	(42)	2,835	(1,249)
Other	1	(2)	1
Net change in income taxes	(2,970)	591	262
Balance, End of Year	$18,775	$5,922	$11,616

RESULTS OF OPERATIONS

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities.

	United States			Canada
	2021	2020	2019	2021	2020	2019

Oil, NGL and Natural Gas Revenues (1)	$4,883	$2,701	$4,163	$2,542	$1,349	$1,654
Less:
Production, mineral and other taxes	278	158	238	15	15	16
Transportation and processing	507	453	466	937	829	859
Operating	490	485	566	111	100	125
Depreciation, depletion and amortization	837	1,378	1,593	332	427	383
Impairments	-	5,580	-	-	-	-
Accretion of asset retirement obligation	11	13	15	11	16	21
Operating Income (Loss)	2,760	(5,366)	1,285	1,136	(38)	250
Income Taxes	673	(1,309)	313	272	(9)	60
Results of Operations	$2,087	$(4,057)	$972	$864	$(29)	$190

	China (2)			Total
	2021	2020	2019	2021	2020	2019

Oil, NGL and Natural Gas Revenues (1)	$-	$-	$37	$7,425	$4,050	$5,854
Less:
Production, mineral and other taxes	-	-	-	293	173	254
Transportation and processing	-	-	-	1,444	1,282	1,325
Operating	-	-	16	601	585	707
Depreciation, depletion and amortization	-	-	-	1,169	1,805	1,976
Impairments	-	-	-	-	5,580	-
Accretion of asset retirement obligation	-	-	1	22	29	37
Operating Income (Loss)	-	-	20	3,896	(5,404)	1,555
Income Taxes	-	-	4	945	(1,318)	377
Results of Operations	$-	$-	$16	$2,951	$(4,086)	$1,178

(1)	Excludes gains (losses) on risk management.
(2)	Effective July 31, 2019, the production sharing contract with CNOOC was terminated and the Company exited its China Operations.

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

	United States			Canada
	2021	2020	2019	2021	2020	2019

Proved Oil and Gas Properties	$39,145	$37,875	$35,870	$16,330	$16,008	$15,284
Unproved Oil and Gas Properties	1,884	2,785	3,491	60	177	223
Total Capital Cost	41,029	40,660	39,361	16,390	16,185	15,507
Accumulated DD&A	33,418	32,581	25,623	15,450	15,056	14,320
Net Capitalized Costs	$7,611	$8,079	$13,738	$940	$1,129	$1,187

	Other			Total
	2021	2020	2019	2021	2020	2019

Proved Oil and Gas Properties	$-	$-	$56	$55,475	$53,883	$51,210
Unproved Oil and Gas Properties	-	-	-	1,944	2,962	3,714
Total Capital Cost	-	-	56	57,419	56,845	54,924
Accumulated DD&A	-	-	56	48,868	47,637	39,999
Net Capitalized Costs	$-	$-	$-	$8,551	$9,208	$14,925

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

	United States			Canada
	2021	2020	2019	2021	2020	2019

Acquisition Costs
Unproved	$2	$16	$843	$-	$-	$-
Proved	9	3	5,963	-	-	-
Total Acquisition Costs	11	19	6,806	-	-	-
Exploration Costs	10	12	5	5	-	-
Development Costs	1,148	1,352	2,129	388	353	480
Total Costs Incurred	$1,169	$1,383	$8,940	$393	$353	$480

	Total
	2021	2020	2019

Acquisition Costs
Unproved	$2	$16	$843
Proved	9	3	5,963
Total Acquisition Costs	11	19	6,806
Exploration Costs	15	12	5
Development Costs	1,536	1,705	2,609
Total Costs Incurred	$1,562	$1,736	$9,420

COSTS NOT SUBJECT TO DEPLETION OR AMORTIZATION

Upstream costs in respect of significant unproved properties are excluded from the country cost center’s depletable base as follows:

As at December 31	2021	2020

United States	$1,884	$2,785
Canada	60	177
	$1,944	$2,962

The following is a summary of the costs related to Ovintiv’s unproved properties as at December 31, 2021:

	2021	2020	2019	Prior to 2019	Total

Acquisition Costs	$2	$22	$810	$954	$1,788
Exploration Costs	11	7	3	135	156
	$13	$29	$813	$1,089	$1,944

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

The $1.9 billion of oil and natural gas properties not subject to depletion or amortization primarily includes leasehold and mineral costs related to the acquisition of Permian, Anadarko and Bakken. These acquisition costs are associated with acquired acreage for which proved reserves have yet to be assigned from future development. The Company continually assesses the development timeline of the acquired acreage. The timing and amount of the transfer of property acquisition costs into the depletable base are based on several factors and may be subject to changes over time from drilling plans, drilling results, availability of capital, project economics and other assessments of the property. The inclusion of these acquisition costs in the depletable base is expected to occur within two to three years. The remaining costs excluded from depletion are related to properties which are not individually significant.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements for the fiscal years ended December 31, 2021, 2020, and 2019, included in this Annual Report on Form 10-K, have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report appearing herein. There have been no changes in or disagreements with the accountants during the periods presented.

Item 9A: Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2021.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See “Report of Independent Registered Public Accounting Firm” under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the Board of Directors is set forth in the Proxy Statement relating to the Company’s 2022 annual meeting of shareholders, which is incorporated herein by reference.

Information regarding the Company’s executive officers is set forth in the section entitled “Executive Officers of the Registrant” under Items 1 and 2 of this Annual Report on Form 10-K.

CODE OF ETHICS

Ovintiv has adopted a code of ethics entitled the “Business Code of Conduct” (the “Code of Ethics”), that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available for viewing on Ovintiv’s website at www.ovintiv.com/policies-and-practices, and is available in print to any shareholder who requests it. Requests for copies of the Code of Ethics should be made by contacting Ovintiv’s Corporate Secretary by mail at Suite 1700, 370 17th Street, Denver, Colorado, 80202, U.S.A. or by telephone at (303) 623-2300. Ovintiv intends to disclose and summarize any amendment to, or waiver from, any provision of the Code of Ethics that is required to be so disclosed and summarized, on its website at www.ovintiv.com/policies-and-practices.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement relating to the Company’s 2022 annual meeting of shareholders, which is incorporated herein by reference.

The executive compensation and related information incorporated by reference herein shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 is set forth in the Proxy Statement relating to the Company’s 2022 annual meeting of shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement relating to the Company’s 2022 annual meeting of shareholders, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement relating to the Company’s 2022 annual meeting of shareholders, which is incorporated herein by reference.

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

3.1	Ovintiv Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Ovintiv’s Current Report on Form 8-K filed on January 24, 2020, SEC File No. 333-234526).
3.2	Ovintiv Bylaws (incorporated by reference to Exhibit 3.2 to Ovintiv’s Current Report on Form 8-K filed on January 24, 2020, SEC File No. 333-234526).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ovintiv’s Current Report on Form 8-K filed on January 24, 2020, SEC File No. 333-234526).
4.2	8.125% Notes due 2030 (incorporated by reference to Exhibit 4.5 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.3	7.2% Notes due 2031 (incorporated by reference to Exhibit 4.6 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.4	7.375% Notes due 2031 (incorporated by reference to Exhibit 4.7 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.5	6.50% Notes due 2034 (incorporated by reference to Exhibit 4.8 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.6	6.625% Notes due 2037 (incorporated by reference to Exhibit 4.9 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.7	6.50% Notes due 2038 (incorporated by reference to Exhibit 4.10 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.8	5.15% Notes due 2041 (incorporated by reference to Exhibit 4.11 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
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

4.11

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

4.12

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

4.13

Indenture dated as of November 14, 2011 between Encana Corporation and The Bank of New York Mellon (incorporated by reference to Exhibit 7.1 to Encana’s Registration Statement on Form F-10 filed on May 7, 2012, SEC File No. 333-181196).

4.14

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

4.15

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

4.16

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

4.17

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

4.21

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

4.22

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

4.23

Indenture dated as of November 5, 2001 between Encana Corporation (as successor by amalgamation to PanCanadian Petroleum Limited) and The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.17 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).

4.24

First Supplemental Indenture dated as of January 1, 2002 to the Indenture dated as of November 5, 2001 between Encana Corporation (as successor by amalgamation to PanCanadian Petroleum Limited) and The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.18 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).

4.25

Second Supplemental Indenture dated as of January 1, 2003 to the Indenture dated as of November 5, 2001 between Encana Corporation and The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.19 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).

4.26

Third Supplemental Indenture dated as of November 20, 2012 to the Indenture dated as of November 5, 2001 between Encana Corporation and The Bank of Nova Scotia Trust Company of New York (incorporated by reference to Exhibit 4.20 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).

4.27

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

4.30

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

4.31

Indenture dated as of October 2, 2003 between Encana Corporation and The Bank of New York (incorporated by reference to Exhibit 4.22 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).

4.32

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

4.33

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

4.36

Second Supplemental Indenture, dated as of September 30, 2011, to Senior Indenture between Newfield Exploration Company, as Issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee, to the Senior Indenture dated as of February 28, 2001 (incorporated by reference to Exhibit 4.2 to Newfield’s Current Report on Form 8-K filed on September 30, 2011, SEC File No. 001-12534).

4.37

Third Supplemental Indenture, dated as of June 26, 2012, to Senior Indenture between Newfield Exploration Company, as Issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee, to the Senior Indenture dated as of February 28, 2001 (incorporated by reference to Exhibit 4.2 to Newfield’s Current Report on Form 8-K filed on June 26, 2012, SEC File No. 001-12534).

4.38

Fourth Supplemental Indenture, dated as of March 10, 2015, to Senior Indenture between Newfield Exploration Company, as Issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee, to the Senior Indenture dated as of February 28, 2001 (incorporated by reference to Exhibit 4.2 to Newfield’s Current Report on Form 8-K filed on March 12, 2015, SEC File No. 001-12534).

4.39

Fifth Supplemental Indenture, dated as of March 1, 2019, among Encana Corporation, as Guarantor, Newfield Exploration Company, as Issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee, to the Senior Indenture dated as of February 28, 2001 (incorporated by reference to Exhibit 4.5 to Encana’s Current Report on Form 8-K filed on March 1, 2019, SEC File No. 001-15226).

4.40

Sixth Supplemental Indenture, dated as of January 27, 2020, among Ovintiv Inc., as Guarantor, Newfield Exploration Company, as Issuer, Ovintiv Canada ULC, as Guarantor, and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee, to the Senior Indenture dated as of February 28, 2001 (incorporated by reference to Exhibit 4.1 to Ovintiv’s Current Report on Form 8-K filed on January 28, 2020, SEC File No. 001-39191).

4.41

Seventh Supplemental Indenture, dated as of April 26, 2021, among Ovintiv Exploration Inc. (formerly Newfield Exploration Company), as Issuer, Ovintiv Inc., as Guarantor and Successor Issuer, Ovintiv Canada ULC, as Guarantor, and U.S. Bank National Association (as successor to Wachovia Bank, National Association (formerly First Union National Bank)), as Trustee, to the Senior Indenture dated as of February 28, 2001 (incorporated by reference to Exhibit 4.1 to Ovintiv’s Current Report on Form 8-K filed on April 28, 2021, SEC File No. 001-39191).

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

10.6

Form of Commercial Paper Dealer Agreement among Ovintiv Canada ULC, as Issuer, Ovintiv Inc., as Guarantor, and the Dealer party thereto (incorporated by reference to Exhibit 10.2 to Ovintiv’s Current Report on Form 8-K filed on January 29, 2020, SEC File No. 001-39191).

10.7*

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

10.8*

Form of Executive Stock Option Grant Agreement for stock options granted under the Encana Corporation Employee Stock Option Plan (incorporated by reference to Exhibit 10.7 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.9*

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

10.11*

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

10.14*

Form of Stock Option Grant Agreement for stock options granted under the Omnibus Incentive Plan of Encana Corporation (incorporated by reference to Exhibit 10.45 to Encana’s Annual Report on Form 10-K filed on February 28, 2019, SEC File No. 001-15226).

10.15*

Form of RSU Grant Agreement for restricted share units granted to employees under the Omnibus Incentive Plan of Encana Corporation (incorporated by reference to Exhibit 10.46 to Encana’s Annual Report on Form 10-K filed on February 28, 2019, SEC File No. 001-15226).

10.16*

Form of Director RSU Grant Agreement for restricted share units granted to directors under the Omnibus Incentive Plan of Encana Corporation (incorporated by reference to Exhibit 10.47 to Encana’s Annual Report on Form 10-K filed on February 28, 2019, SEC File No. 001-15226).

10.17*

Form of PSU Grant Agreement for performance share units granted under the Omnibus Incentive Plan of Encana Corporation (incorporated by reference to Exhibit 10.48 to Encana’s Annual Report on Form 10-K filed on February 28, 2019, SEC File No. 001-15226).

10.18*

Form of Stock Appreciation Rights Grant Agreement for stock appreciation rights granted under the Omnibus Incentive Plan of Encana Corporation (incorporated by reference to Exhibit 10.49 to Encana’s Annual Report on Form 10-K filed on February 28, 2019, SEC File No. 001-15226).

10.19*

Encana (USA) Deferred Compensation Plan (“U.S. Deferred Compensation Plan”) amended and restated effective April 1, 2018 (incorporated by reference to Exhibit 10.2 to Encana’s Quarterly Report on Form 10-Q filed on August 2, 2018, SEC File No. 001-15226).

10.20*

Change in Control Agreement between Ovintiv Inc. and Douglas J. Suttles effective January 24, 2020 (incorporated by reference to Exhibit 10.46 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.21*

Change in Control Agreement between Ovintiv Inc. and Joanne L. Cox effective January 24, 2020 (incorporated by reference to Exhibit 10.47 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.22*

Change in Control Agreement between Ovintiv Inc. and Corey D. Code effective January 24, 2020 (incorporated by reference to Exhibit 10.48 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.23*

Change in Control Agreement between Ovintiv Inc. and Gregory D. Givens effective January 24, 2020 (incorporated by reference to Exhibit 10.49 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.24*

Change in Control Agreement between Ovintiv Inc. and Brendan M. McCracken effective January 24, 2020 (incorporated by reference to Exhibit 10.52 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.25*

Change in Control Agreement between Ovintiv Inc. and Renee E. Zemljak effective January 24, 2020 (incorporated by reference to Exhibit 10.54 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.26*

Form of Director and Officer Indemnification Agreement effective as of January 24, 2020 between Ovintiv Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on January 24, 2020, SEC File No. 001-39191).

10.27*

Amending Agreement to Omnibus Incentive Plan of Encana Corporation (incorporated by reference to Exhibit 99.9 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.28*

Amending Agreement to Encana Corporation Employee Stock Option Plan (incorporated by reference to Exhibit 99.10 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.29*

Amending Agreement to Encana Corporation Employee Stock Appreciation Rights Plan (incorporated by reference to Exhibit 99.11 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.30*

Amending Agreement to Deferred Share Unit Plan for Employees of Encana Corporation (incorporated by reference to Exhibit 99.14 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.31*

Amending Agreement to Deferred Share Unit Plan for Directors of Encana Corporation (incorporated by reference to Exhibit 99.16 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.32*

First Amendment to U.S. Deferred Compensation Plan amended and restated effective April 1, 2018, dated effective January 24, 2020 (incorporated by reference to Exhibit 10.1 to Ovintiv’s Quarterly Report on Form 10-Q filed on May 8, 2020, SEC File No. 001-39191).

10.33*

Ovintiv U.S. Retirement Plan amended and restated effective January 27, 2020 (incorporated by reference to Exhibit 10.2 to Ovintiv’s Quarterly Report on Form 10-Q filed on May 8, 2020, SEC File No. 001-39191).

10.34*	Offer of employment dated June 10, 2013 (incorporated by reference to Exhibit 10.3 to Ovintiv’s Quarterly Report on Form 10-Q filed on May 8, 2020, SEC File No. 001-39191).
10.35*

Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective June 30, 2020 (incorporated by reference to Exhibit 10.1 to Ovintiv’s Quarterly Report on Form 10-Q filed on July 31, 2020, SEC File No. 001-39191).

10.36*	Letter agreement between Ovintiv Inc. and David G. Hill (incorporated by reference to Exhibit 10.2 to Ovintiv’s Quarterly Report on Form 10-Q filed on July 31, 2020, SEC File No. 001-39191).
10.37*

Ovintiv Canadian Pension Plan amended and restated effective January 24, 2020 (incorporated by reference to Exhibit 10.49 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.38*

Ovintiv Canadian Supplemental Pension Plan amended and restated effective January 24, 2020 (incorporated by reference to Exhibit 10.50 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.39*

Ovintiv Canadian Investment Plan amended and restated effective January 24, 2020 (incorporated by reference to Exhibit 10.51 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.40*

First Amendment to Ovintiv U.S. Retirement Plan amended and restated effective January 27, 2020, dated effective January 1, 2021 (incorporated by reference to Exhibit 10.52 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.41*

Second Amendment to U.S. Deferred Compensation Plan amended and restated effective April 1, 2018, dated effective January 1, 2021 (incorporated by reference to Exhibit 10.53 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.42*

Second Amending Agreement to Deferred Share Unit Plan for Employees of Ovintiv Inc. (incorporated by reference to Exhibit 10.54 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.43*

Letter Agreement between Ovintiv Inc. and Brendan M. McCracken dated June 8, 2021 (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on June 11, 2021, SEC File No. 001-39191).

10.44*

Change in Control Agreement between Ovintiv Inc. and Brendan McCracken effective August 1, 2021 (incorporated by reference to Exhibit 10.1 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

10.45*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Corey D. Code effective November 1, 2021 (incorporated by reference to Exhibit 10.2 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

10.46*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Gregory D. Givens effective November 1, 2021 (incorporated by reference to Exhibit 10.3 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

10.47*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Joanne L. Cox effective November 1, 2021 (incorporated by reference to Exhibit 10.4 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

10.48*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective November 1, 2021 (incorporated by reference to Exhibit 10.5 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

10.49*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Renee E. Zemljak effective November 1, 2021 (incorporated by reference to Exhibit 10.6 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

14.1	Business Code of Conduct effective March 1, 2020 (incorporated by reference to Exhibit 14.1 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).
21.1	Significant Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of McDaniel & Associates Consultants Ltd.
23.3	Consent of Netherland, Sewell & Associates, Inc.
24.1	Power of Attorney (included on the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Report of McDaniel & Associates Consultants Ltd.
99.2	Report of Netherland, Sewell & Associates, Inc.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

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
Name: Corey D. Code
Title: Executive Vice-President & Chief Financial Officer

Dated: February 25, 2022

SIGNATURES WITH RESPECT TO OVINTIV INC.

POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Brendan M. McCracken and Corey D. Code, and each of them, any of whom may act without the joinder of the other, the true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments, including any post-effective amendments, and supplements to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

This Power of Attorney may be executed in multiple counterparts, each of which shall be deemed an original, but which taken together shall constitute one instrument.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Peter A. Dea Peter A. Dea	Chairman of the Board of Directors	February 25, 2022
/s/ Brendan M. McCracken Brendan M. McCracken	President & Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
/s/ Corey D. Code Corey D. Code	Executive Vice-President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2022
/s/ Meg A. Gentle Meg A. Gentle	Corporate Director	February 25, 2022
/s/ Howard J. Mayson Howard J. Mayson	Corporate Director	February 25, 2022
/s/ Lee A. McIntire Lee A. McIntire	Corporate Director	February 25, 2022
/s/ Katherine L. Minyard Katherine L. Minyard	Corporate Director	February 25, 2022
/s/ Steven W. Nance Steven W. Nance	Corporate Director	February 25, 2022
/s/ Suzanne P. Nimocks Suzanne P. Nimocks	Corporate Director	February 25, 2022
/s/ George L. Pita George L. Pita	Corporate Director	February 25, 2022
/s/ Thomas G. Ricks Thomas G. Ricks	Corporate Director	February 25, 2022
/s/ Brian G. Shaw Brian G. Shaw	Corporate Director	February 25, 2022
/s/ Bruce G. Waterman Bruce G. Waterman	Corporate Director	February 25, 2022