Form 10-Q
period 2022-03-31
Ovintiv Inc.
filed 2022-05-10
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	OVV	New York Stock Exchange

Number of registrant’s shares of common stock outstanding as of April 29, 2022	258,134,194

1

OVINTIV INC.

FORM 10-Q

DEFINITIONS

Unless the context otherwise indicates, references to “us,” “we,” “our,” “ours,” “Ovintiv,” and the “Company,” refer to Ovintiv Inc. and its consolidated subsidiaries for periods on or after January 24, 2020 and to Encana Corporation and its consolidated subsidiaries for periods before January 24, 2020. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10-Q:

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q, and the other documents incorporated herein by reference (if any), contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements.  When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases.  Forward-looking statements include statements regarding: expectations of plans, strategies and objectives of the Company, including anticipated development activity and investment levels; the Company’s core assets, including the composition of core assets and the anticipated capital returns associated with core assets; the Company’s capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength; the benefits of the Company’s multi-basin portfolio, including operational and commodity flexibility, and the ability to repeat and deploy successful operational learnings; the Company’s ability to maximize cash flow and the application of excess cash flows to reduce long-term debt; the ability of the Company to timely meet and maintain certain targets contained in the Company’s corporate guidance, including with respect to capital efficiency, cash flow generation, debt reduction and leverage, the return of capital to shareholders, oil, NGLs and natural gas production, GHG emissions and ESG performance; the ability of the Company to lower costs and improve capital and operating efficiencies, and the ability to maintain such cost savings and efficiencies; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, Simul-Frac techniques and other new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated well inventory, drilling costs and cycle times; the Company’s ability to optimize well completion designs, including changes to horizontal lateral lengths, water and proppant volumes, number of frac stages, and well spacing and stacking; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; estimates of the Company’s oil, NGLs and natural gas reserves and recoverable quantities; the Company’s expected oil, NGLs and natural gas production and commodity mix, including growth of high margin liquids volumes; future interest expense; the Company’s ability to access credit facilities and other sources of liquidity to meet financial obligations throughout commodity price cycles; the Company’s ability to manage debt and financial ratios, finance growth and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity price, interest rate and foreign exchange fluctuations, the volume of oil, NGLs and natural gas production hedged, and the markets or physical sales locations hedged; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation, including the costs thereof; adequacy of provisions for abandonment and site reclamation costs; the Company’s operational and financial flexibility, discipline and ability to respond to evolving market conditions; the declaration and payment of future dividends and the anticipated repurchase the Company’s outstanding common shares; the adequacy of the Company’s provision for taxes and legal claims; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; the competitiveness of the Company against its peers, including with respect to capital, materials, people, assets and production; global oil, NGL and natural gas inventories and global demand for oil, NGL and natural gas; the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment; anticipated staffing levels; anticipated payments related to the Company’s commitments, obligations and contingencies, and the ability to satisfy the same; and the possible impact of accounting and tax pronouncements, rule changes and standards.

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

Risks and uncertainties that may affect the Company’s financial or operating performance include: market and commodity price volatility, including widening price or basis differentials, and the associated impact to the Company’s stock price, credit rating, financial condition, oil, NGLs and natural gas reserves and access to liquidity; uncertainties, costs and risks involved in our operations, including hazards and risks incidental to both the drilling and completion of wells and the production, transportation, marketing and sale of oil, NGL and natural gas; availability of equipment, services, resources and personnel required to perform the Company’s operating activities; suspension of or changes to corporate guidance, and associated impacts to production and cash flows; our ability to generate sufficient cash flow to meet our obligations and reduce debt; the impact of a pandemic, epidemic or other widespread outbreak of an infectious disease (such as the ongoing COVID-19 pandemic) on commodity prices and the Company’s operations, including maintaining adequate staffing levels, securing operational inputs, executing all or a portion of our business plan and managing cyber-security risks associated with remote work; our ability to secure adequate transportation and storage for oil, NGL and natural gas, as well as access to end markets or physical sales locations; interruptions to oil, NGLs and natural gas production, including potential curtailments of gathering, transportation or refining operations; variability and discretion of the Company’s board of directors (the “Board of Directors”) to declare and pay dividends, if any; the timing and costs associated with drilling and completing wells, and the construction of well facilities and gathering and transportation pipelines; business interruption, property and casualty losses (including weather related losses) or unexpected technical difficulties and the extent to which insurance covers any such losses; risks associated with decommissioning activities, including timing and costs thereof; counterparty and credit risk; the actions of members of OPEC and other state-controlled oil companies with respect to oil, NGLs and natural gas production and the resulting impacts on oil, NGLs and natural gas prices; changes in our credit rating and its effect on our ability to access liquidity, including the costs thereof; changes in political or economic conditions in the U.S. and Canada, including fluctuations in foreign exchange rates, tariffs, taxes, interest rates and inflation rates; failure to achieve or maintain our cost and efficiency initiatives; risks associated with technology, including electronic, cyber and physical security breaches; changes in royalty, tax, environmental, GHG, carbon, accounting and other laws, rules or regulations or the interpretations thereof; our ability to timely obtain environmental or other necessary government permits or approvals; the Company’s ability to utilize U.S. net operating loss carryforwards and other tax attributes; risks associated with existing and potential lawsuits and regulatory actions made against the Company, including with respect to environmental liabilities and other liabilities that are not adequately covered by an effective indemnity or insurance; risks related to the purported causes and impact of climate change, and the costs therefrom; the impact of disputes arising with our partners, including the suspension of certain obligations and the inability to dispose of assets or interests in certain arrangements; the Company’s ability to acquire or find additional oil, NGLs and natural gas reserves; imprecision of oil, NGLs and natural gas reserves estimates and estimates of recoverable quantities, including the impact to future net revenue estimates; land, legal, regulatory and ownership complexities inherent in the U.S., Canada and other applicable jurisdictions; risks associated with past and future acquisitions or divestitures of oil and natural gas assets, including the receipt of any contingent amounts contemplated in the transaction agreements (such transactions may include third-party capital investments, farm-ins, farm-outs or partnerships, which the Company may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which the Company may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form); our ability to repurchase the Company’s outstanding shares of common stock, including risks associated with obtaining any necessary stock exchange approvals; the existence of alternative uses for the Company’s cash resources which may be superior to the payment of dividends or effecting repurchases of the Company’s outstanding shares of common stock; risks and uncertainties described in Item 1A. Risk Factors of the Company’s most recent Annual Report on Form 10‑K for the fiscal year ended December 31, 2021 (the “2021 Annual Report on Form 10‑K”) and in this Quarterly Report on Form 10‑Q; and other risks and uncertainties impacting the Company’s business as described from time to time in the Company’s other periodic filings with the SEC or Canadian securities regulators.

Readers are cautioned that the assumptions, risks and uncertainties referenced above, and in the other documents incorporated herein by reference (if any), are not exhaustive. Although the Company believes the expectations represented by its forward-looking statements are reasonable based on the information available to it as of the date such statements are made, forward-looking statements are only predictions and statements of our current beliefs and there can be no assurance that such expectations will prove to be correct.  All forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this document (or in the case of a document incorporated herein by reference, the date of such document) and, except as required by law, the Company undertakes no obligation to update publicly or revise any forward-looking statements. The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10-Q, and all subsequent forward-looking statements attributable to the Company, whether written or oral, are expressly qualified by these cautionary statements.

The reader should carefully read the risk factors described in Item 1A. Risk Factors of the 2021 Annual Report on Form 10‑K and in this Quarterly Report on Form 10‑Q for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended
		March 31,
(US$ millions, except per share amounts)		2022	2021

Revenues	(Note 2)
Product and service revenues	(Note 3)	$3,407	$2,247
Gains (losses) on risk management, net	(Note 18)	(1,458)	(427)
Sublease revenues	(Note 9)	18	18
Total Revenues		1,967	1,838

Operating Expenses	(Note 2)
Production, mineral and other taxes		94	60
Transportation and processing		406	379
Operating	(Notes 15, 16)	188	164
Purchased product		1,066	604
Depreciation, depletion and amortization		264	308
Accretion of asset retirement obligation		5	6
Administrative	(Notes 15, 16)	144	122
Total Operating Expenses		2,167	1,643
Operating Income (Loss)		(200)	195

Other (Income) Expenses
Interest	(Note 4)	74	87
Foreign exchange (gain) loss, net	(Notes 5, 18)	(1)	(7)
Other (gains) losses, net	(Notes 6, 16)	(27)	(18)
Total Other (Income) Expenses		46	62
Net Earnings (Loss) Before Income Tax		(246)	133
Income tax expense (recovery)	(Note 6)	(5)	(176)
Net Earnings (Loss)		$(241)	$309

Net Earnings (Loss) per Share of Common Stock	(Note 12)
Basic		$(0.94)	$1.19
Diluted		(0.94)	1.16
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 12)
Basic		257.4	260.1
Diluted		257.4	266.0

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2022	2021

Net Earnings (Loss)		$(241)	$309
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 13)	28	19
Pension and other post-employment benefit plans	(Notes 13, 16)	(1)	(1)
Other Comprehensive Income (Loss)		27	18
Comprehensive Income (Loss)		$(214)	$327

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		March 31,	December 31,
(US$ millions)		2022	2021

Assets
Current Assets
Cash and cash equivalents		$271	$195
Accounts receivable and accrued revenues (net of allowances of $5 million (2021: $5 million))	(Note 3)	1,797	1,294
Risk management	(Notes 17, 18)	2	1
Income tax receivable		98	97
		2,168	1,587
Property, Plant and Equipment, at cost:	(Note 8)
Oil and natural gas properties, based on full cost accounting
Proved properties		56,351	55,475
Unproved properties		1,775	1,944
Other		915	903
Property, plant and equipment		59,041	58,322
Less: Accumulated depreciation, depletion and amortization		(50,058)	(49,561)
Property, plant and equipment, net	(Note 2)	8,983	8,761
Other Assets		1,095	1,079
Risk Management	(Notes 17, 18)	3	-
Deferred Income Taxes		13	-
Goodwill	(Note 2)	2,638	2,628
	(Note 2)	$14,900	$14,055

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,215	$1,979
Current portion of operating lease liabilities		63	62
Income tax payable		6	4
Risk management	(Notes 17, 18)	1,699	703
		3,983	2,748
Long-Term Debt	(Note 10)	4,775	4,786
Operating Lease Liabilities		903	889
Other Liabilities and Provisions	(Note 11)	170	190
Risk Management	(Notes 17, 18)	42	25
Asset Retirement Obligation		334	339
Deferred Income Taxes		9	4
		10,216	8,981
Commitments and Contingencies	(Note 20)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2022 issued and outstanding: 258.6 million shares (2021: 258.0 million shares)	(Note 12)	3	3
Paid in surplus	(Note 12)	8,334	8,458
Retained earnings (Accumulated deficit)		(4,772)	(4,479)
Accumulated other comprehensive income	(Note 13)	1,119	1,092
Total Shareholders’ Equity		4,684	5,074
		$14,900	$14,055

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074
Net Earnings (Loss)		-	-	(241)	-	(241)
Dividends on Shares of Common Stock ($0.20 per share)	(Note 12)	-	-	(52)	-	(52)
Shares of Common Stock Purchased under Normal Course Issuer Bid	(Note 12)	-	(71)	-	-	(71)
Equity-Settled Compensation Costs		-	(53)	-	-	(53)
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	27	27
Balance, March 31, 2022		$3	$8,334	$(4,772)	$1,119	$4,684

Three Months Ended March 31, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837
Net Earnings (Loss)		-	-	309	-	309
Dividends on Shares of Common Stock ($0.09375 per share)	(Note 12)	-	-	(24)	-	(24)
Equity-Settled Compensation Costs		-	(6)	-	-	(6)
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	18	18
Balance, March 31, 2021		$3	$8,525	$(5,488)	$1,094	$4,134

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2022	2021

Operating Activities
Net earnings (loss)		$(241)	$309
Depreciation, depletion and amortization		264	308
Accretion of asset retirement obligation		5	6
Deferred income taxes	(Note 6)	(8)	(20)
Unrealized (gain) loss on risk management	(Note 18)	1,012	271
Unrealized foreign exchange (gain) loss	(Note 5)	(3)	2
Foreign exchange on settlements	(Note 5)	(1)	(6)
Other		15	20
Net change in other assets and liabilities		(12)	(6)
Net change in non-cash working capital	(Note 19)	(346)	(57)
Cash From (Used in) Operating Activities		685	827
Investing Activities
Capital expenditures	(Note 2)	(451)	(350)
Acquisitions	(Note 7)	(15)	(1)
Proceeds from divestitures	(Note 7)	1	2
Net change in investments and other		48	28
Cash From (Used in) Investing Activities		(417)	(321)
Financing Activities
Net issuance (repayment) of revolving long-term debt		-	(460)
Repayment of long-term debt	(Note 10)	(6)	-
Purchase of shares of common stock	(Note 12)	(71)	-
Dividends on shares of common stock	(Note 12)	(52)	(24)
Finance lease payments and other		(64)	(23)
Cash From (Used in) Financing Activities		(193)	(507)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		1	-
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		76	(1)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		195	10
Cash, Cash Equivalents and Restricted Cash, End of Period		$271	$9
Cash, End of Period		$48	$8
Cash Equivalents, End of Period		223	1
Restricted Cash, End of Period		-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$271	$9

Supplementary Cash Flow Information	(Note 19)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

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

The interim Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP and the rules and regulations of the SEC. Pursuant to these rules and regulations, certain information and disclosures normally required under U.S. GAAP have been condensed or have been disclosed on an annual basis only. Accordingly, the interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2021, which are included in Item 8 of Ovintiv’s 2021 Annual Report on Form 10‑K.

The interim Condensed Consolidated Financial Statements have been prepared following the same accounting policies and methods of computation as the annual audited Consolidated Financial Statements for the year ended December 31, 2021.

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

Results of Operations (For the three months ended March 31)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2022	2021	2022	2021	2022	2021

Revenues
Product and service revenues	$1,547	$1,018	$778	$577	$1,082	$652
Gains (losses) on risk management, net	(219)	(136)	(227)	(22)	-	2
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,328	882	551	555	1,082	654

Operating Expenses
Production, mineral and other taxes	90	55	4	5	-	-
Transportation and processing	135	113	231	224	40	42
Operating	142	129	37	28	9	7
Purchased product	-	-	-	-	1,066	604
Depreciation, depletion and amortization	200	208	59	93	-	-
Total Operating Expenses	567	505	331	350	1,115	653
Operating Income (Loss)	$761	$377	$220	$205	$(33)	$1

	Corporate & Other		Consolidated
	2022	2021	2022	2021

Revenues
Product and service revenues	$-	$-	$3,407	$2,247
Gains (losses) on risk management, net	(1,012)	(271)	(1,458)	(427)
Sublease revenues	18	18	18	18
Total Revenues	(994)	(253)	1,967	1,838

Operating Expenses
Production, mineral and other taxes	-	-	94	60
Transportation and processing	-	-	406	379
Operating	-	-	188	164
Purchased product	-	-	1,066	604
Depreciation, depletion and amortization	5	7	264	308
Accretion of asset retirement obligation	5	6	5	6
Administrative	144	122	144	122
Total Operating Expenses	154	135	2,167	1,643
Operating Income (Loss)	$(1,148)	$(388)	(200)	195

Other (Income) Expenses
Interest			74	87
Foreign exchange (gain) loss, net			(1)	(7)
Other (gains) losses, net			(27)	(18)
Total Other (Income) Expenses			46	62
Net Earnings (Loss) Before Income Tax			(246)	133
Income tax expense (recovery)			(5)	(176)
Net Earnings (Loss)			$(241)	$309

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended March 31,	2022	2021	2022	2021	2022	2021

Revenues	$3,423	$2,168	$(2,341)	$(1,514)	$1,082	$654

Operating Expenses
Transportation and processing	152	137	(112)	(95)	40	42
Operating	9	7	-	-	9	7
Purchased product	3,295	2,023	(2,229)	(1,419)	1,066	604
Operating Income (Loss)	$(33)	$1	$-	$-	$(33)	$1

Capital Expenditures by Segment

	Three Months Ended
	March 31,
	2022	2021

USA Operations	$372	$261
Canadian Operations	78	89
Corporate & Other	1	-
	$451	$350

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021

USA Operations	$1,938	$1,938	$7,813	$7,623	$10,787	$10,345
Canadian Operations	700	690	986	951	2,090	1,932
Market Optimization	-	-	-	-	425	300
Corporate & Other	-	-	184	187	1,598	1,478
	$2,638	$2,628	$8,983	$8,761	$14,900	$14,055

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended March 31)

	USA Operations		Canadian Operations		Market Optimization
	2022	2021	2022	2021	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$1,080	$741	$-	$5	$886	$385
NGLs	267	158	362	256	3	15
Natural gas	206	123	419	317	183	241
Service revenues
Gathering and processing	-	-	1	1	-	5
Product and Service Revenues	$1,553	$1,022	$782	$579	$1,072	$646

	Corporate & Other		Consolidated
	2022	2021	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$1,966	$1,131
NGLs	-	-	632	429
Natural gas	-	-	808	681
Service revenues
Gathering and processing	-	-	1	6
Product and Service Revenues	$-	$-	$3,407	$2,247

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at March 31, 2022, receivables and accrued revenues from contracts with customers were $1,505 million ($1,070 million as at December 31, 2021).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at March 31, 2022.

As at March 31, 2022, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

	Three Months Ended
	March 31,
	2022	2021

Interest Expense on:
Debt	$70	$84
Finance leases	-	2
Other	4	1
	$74	$87

5.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended
	March 31,
	2022	2021

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$-	$1
Translation of U.S. dollar risk management contracts issued from Canada	(3)	1
	(3)	2
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	(1)	(6)
U.S. dollar risk management contracts issued from Canada	(1)	(7)
Other Monetary Revaluations	4	4
	$(1)	$(7)

6.	Income Taxes

	Three Months Ended
	March 31,
	2022	2021

Current Tax
United States	$3	$-
Canada	-	(156)
Total Current Tax Expense (Recovery)	3	(156)

Deferred Tax
United States	(17)	-
Canada	9	(20)
Total Deferred Tax Expense (Recovery)	(8)	(20)
Income Tax Expense (Recovery)	$(5)	$(176)
Effective Tax Rate	2.0%	(132.3%)

Ovintiv’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year-to-date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, changes in valuation allowances, income tax related to foreign operations, state taxes, the effect of legislative changes, non-taxable items and tax differences on transactions, which can produce interim effective tax rate fluctuations.

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

During the three months ended March 31, 2022, the deferred tax recovery was due to the lower annual effective income tax rate applied to jurisdictional earnings. During the three months ended March 31, 2021, the deferred tax recovery was primarily due to the change in valuation allowances and from the resolution of prior years’ tax items.

The effective tax rate of 2.0 percent for the three months ended March 31, 2022 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the lower annual effective income tax rate resulting from a reduction in valuation allowances. The effective tax rate of (132.3) percent for the three months ended March 31, 2021 was lower than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of prior years’ tax items and the change in valuation allowances.

7.	Acquisitions and Divestitures

	Three Months Ended
	March 31,
	2022	2021

Acquisitions
USA Operations	$15	$1
Total Acquisitions	15	1

Divestitures
USA Operations	(1)	(1)
Canadian Operations	-	(1)
Total Divestitures	(1)	(2)
Net Acquisitions & (Divestitures)	$14	$(1)

Acquisitions

For the three months ended March 31, 2022, acquisitions in the USA Operations were $15 million, which primarily included property purchases with oil and liquids rich potential.

Divestitures

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

As part of the Duvernay asset divestiture in the second quarter of 2021, the Company agreed to a contingent consideration arrangement, payable to Ovintiv, in the amount of C$5 million at the end of 2021 and an additional C$10 million at the end of 2022, if the annual average of the WTI reference price for each calendar year is greater than $56 per barrel and $62 per barrel, respectively. The terms of the contingent consideration for the 2021 calendar year were met and the consideration was settled during the three months ended March 31, 2022. The fair value of the contingent consideration pertaining to the 2022 calendar year is presented in accounts receivable and accrued revenues in the Condensed Consolidated Balance Sheet. See Notes 17 and 18 for further information on the contingent consideration.

8.	Property, Plant and Equipment, Net

	As at March 31, 2022			As at December 31, 2021
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$39,699	$(33,619)	$6,080	$39,145	$(33,418)	$5,727
Unproved properties	1,717	-	1,717	1,884	-	1,884
Other	16	-	16	12	-	12
	41,432	(33,619)	7,813	41,041	(33,418)	7,623

Canadian Operations
Proved properties	16,652	(15,733)	919	16,330	(15,450)	880
Unproved properties	58	-	58	60	-	60
Other	9	-	9	11	-	11
	16,719	(15,733)	986	16,401	(15,450)	951

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	883	(699)	184	873	(686)	187
	$59,041	$(50,058)	$8,983	$58,322	$(49,561)	$8,761

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $49 million, which have been capitalized during the three months ended March 31, 2022 (2021 - $44 million).

9.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at March 31, 2022. All subleases are classified as operating leases.

(undiscounted)	2022	2023	2024	2025	2026	Thereafter	Total

Sublease Income	$36	$49	$48	$49	$49	$487	$718

For the three months ended March 31, 2022, operating lease income was $13 million (2021 - $13 million), and variable lease income was $5 million (2021 - $5 million).

10.	Long-Term Debt

	As at	As at
	March 31,	December 31,
	2022	2021

U.S. Dollar Denominated Debt
U.S. Unsecured Notes:
5.625% due July 1, 2024	$1,000	$1,000
5.375% due January 1, 2026	688	688
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	750	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	488	488
5.15% due November 15, 2041	197	203
Total Principal	4,735	4,741

Increase in Value of Debt Acquired	72	77
Unamortized Debt Discounts and Issuance Costs	(32)	(32)
Total Long-Term Debt	$4,775	$4,786

Current Portion	$-	$-
Long-Term Portion	4,775	4,786
	$4,775	$4,786

During the three months ended March 31, 2022, the Company repurchased approximately $6 million in principal amount of its 5.15 percent senior notes due in November 2041 in the open market. The aggregate cash payments related to the note repurchases were $6 million, plus accrued interest.

As at March 31, 2022, total long-term debt had a carrying value of $4,775 million and a fair value of $5,412 million (as at December 31, 2021 - carrying value of $4,786 million and a fair value of $5,804 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.
11.	Other Liabilities and Provisions

	As at	As at
	March 31,	December 31,
	2022	2021

Finance Lease Obligations	$32	$33
Pensions and Other Post-Employment Benefits	101	104
Long-Term Incentive Costs (See Note 15)	20	36
Other Derivative Contracts (See Notes 17, 18)	5	5
Other	12	12
	$170	$190

12.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at March 31, 2022		As at December 31, 2021
	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	258.0	$3	259.8	$3
Shares of Common Stock Purchased	(1.7)	-	(3.1)	-
Shares of Common Stock Issued	2.3	-	1.3	-
Shares of Common Stock Outstanding, End of Period	258.6	$3	258.0	$3

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 2.3 million shares of common stock during the three months ended March 31, 2022 (1.3 million shares during the twelve months ended December 31, 2021) as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On September 28, 2021, the Company announced it had received regulatory approval to commence a NCIB that enables the Company to purchase, for cancellation, up to approximately 26 million shares of common stock over a 12-month period from October 1, 2021 to September 30, 2022.

During the three months ended March 31, 2022, the Company purchased approximately 1.7 million shares for total consideration of approximately $71 million. Of the amount paid, $14 thousand was charged to share capital and $71 million was charged to paid in surplus.

All purchases were made in accordance with the NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

Dividends

During the three months ended March 31, 2022, the Company declared and paid dividends of $0.20 per share of common stock totaling $52 million (2021 - $0.09375 per share of common stock totaling $24 million).

On May 9, 2022, the Board of Directors declared a dividend of $0.25 per share of common stock payable on June 30, 2022 to shareholders of record as of June 15, 2022.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended
	March 31,
(US$ millions, except per share amounts)	2022	2021

Net Earnings (Loss)	$(241)	$309

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	257.4	260.1
Effect of dilutive securities (1)	-	5.9
Weighted Average Shares of Common Stock Outstanding - Diluted	257.4	266.0

Net Earnings (Loss) per Share of Common Stock
Basic	$(0.94)	$1.19
Diluted (1)	(0.94)	1.16

(1)

For the three months ended March 31, 2022, all of Ovintiv’s equity-settled awards were determined to be antidilutive and therefore are excluded from the calculation of fully diluted net earnings (loss) per share of common stock.

Stock-Based Compensation Plans

Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders.

The PSUs and RSUs are classified as equity-settled if the Company has sufficient common stock held in reserve for issuance. These awards are included in the calculation of fully diluted net earnings (loss) per share of common stock if dilutive.

Ovintiv’s stock options with associated Tandem Stock Appreciation Rights (“TSARs”) give the employee the right to purchase shares of common stock of the Company or receive cash. Historically, most holders of options have elected to exercise their TSARs in exchange for a cash payment. As a result, outstanding options are not considered potentially dilutive securities.

13.	Accumulated Other Comprehensive Income

	Three Months Ended
	March 31,
	2022	2021

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$1,044	$1,042
Change in Foreign Currency Translation Adjustment	28	19
Balance, End of Period	$1,072	$1,061

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$48	$34

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 16)	(1)	(1)
Income taxes	-	-
Balance, End of Period	$47	$33
Total Accumulated Other Comprehensive Income	$1,119	$1,094

14.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at March 31, 2022, VMLP provides approximately 1,160 MMcf/d of natural gas gathering and compression and 923 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from nine to 23 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,718 million as at March 31, 2022. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 20 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at March 31, 2022, accounts payable and accrued liabilities included $0.2 million related to the take or pay commitment.

15.	Compensation Plans

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

The following weighted average assumptions were used to determine the fair value of TSAR and SAR units outstanding:

	As at March 31, 2022		As at March 31, 2021
	US$ SAR Share Units	C$ TSAR Share Units	US$ SAR Share Units	C$ TSAR Share Units

Risk Free Interest Rate	2.21%	2.21%	0.23%	0.23%
Dividend Yield	1.48%	1.50%	1.57%	1.58%
Expected Volatility Rate (1)	106.57%	105.29%	105.41%	104.44%
Expected Term	1.6 yrs	1.7 yrs	1.8 yrs	1.8 yrs
Market Share Price	US$54.07	C$67.63	US$23.82	C$29.97
Weighted Average Grant Date Fair Value	US$37.98	C$53.93	US$36.72	C$49.93
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended
	March 31,
	2022	2021

Total Compensation Costs of Transactions Classified as Cash-Settled	$89	$40
Total Compensation Costs of Transactions Classified as Equity-Settled	10	11
Less: Total Share-Based Compensation Costs Capitalized	(9)	(7)
Total Share-Based Compensation Expense (Recovery)	$90	$44

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$11	$9
Administrative	79	35
	$90	$44

As at March 31, 2022, the liability for cash-settled share-based payment transactions totaled $135 million ($114 million as at December 31, 2021), of which $115 million ($78 million as at December 31, 2021) is recognized in accounts payable and accrued liabilities and $20 million ($36 million as at December 31, 2021) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Three Months Ended March 31, 2022 (thousands of units)

RSUs	1,312
PSUs	461
DSUs	3

16.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the three months ended March 31 as follows:

	Pension Benefits		OPEB		Total
	2022	2021	2022	2021	2022	2021

Net Defined Periodic Benefit Cost	$-	$-	$(1)	$-	$(1)	$-
Defined Contribution Plan Expense	6	6	-	-	6	6
Total Benefit Plans Expense	$6	$6	$(1)	$-	$5	$6

Of the total benefit plans expense, $5 million (2021 - $6 million) was included in operating expense and $1 million (2021 - $1 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $1 million (2021 - gains of $1 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the three months ended March 31 is as follows:

	Defined Benefits		OPEB		Total
	2022	2021	2022	2021	2022	2021

Service Cost	$-	$-	$-	$1	$-	$1
Interest Cost	1	1	-	-	1	1
Expected Return on Plan Assets	(1)	(1)	-	-	(1)	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(1)	(1)	(1)	(1)
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$(1)	$-	$(1)	$-

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

17.	Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of those instruments. The fair values of restricted cash and marketable securities included in other assets approximate their carrying amounts due to the nature of the instruments held.

Recurring fair value measurements are performed for risk management assets and liabilities and other derivative contracts, as discussed further in Note 18. These items are carried at fair value in the Condensed Consolidated Balance Sheet and are classified within the three levels of the fair value hierarchy in the following tables.

Fair value changes and settlements for amounts related to risk management assets and liabilities are recognized in revenues and foreign exchange gains and losses according to their purpose.

As at March 31, 2022	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$29	$3	$32	$(32)	$-
Long-term assets	-	11	2	13	(10)	3
Foreign Currency Derivatives:
Current assets	-	9	-	9	(7)	2

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$1,174	$563	$1,738	$(32)	$1,706
Long-term liabilities	-	41	11	52	(10)	42
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	(7)	(7)

Other Derivative Contracts (2)
Current in accounts receivable and accrued revenues	$-	$-	$7	$7	$-	$7
Current in accounts payable and accrued liabilities	-	1	-	1	-	1
Long-term in other liabilities and provisions	-	5	-	5	-	5

As at December 31, 2021	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$10	$-	$10	$(10)	$-
Long-term assets	-	1	-	1	(1)	-
Foreign Currency Derivatives:
Current assets	-	5	-	5	(4)	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$536	$181	$717	$(10)	$707
Long-term liabilities	-	26	-	26	(1)	25
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	(4)	(4)

Other Derivative Contracts (2)
Current in accounts receivable and accrued revenues	$-	$-	$9	$9	$-	$9
Current in accounts payable and accrued liabilities	-	1	-	1	-	1
Long-term in other liabilities and provisions	-	5	-	5	-	5
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)	Includes credit derivatives and contingent consideration associated with certain prior years’ divestitures.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX three-way options, NYMEX costless collars, NYMEX call options, foreign currency swaps and basis swaps with terms to 2025. Level 2 also includes financial guarantee contracts as discussed in Note 18. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

Level 3 Fair Value Measurements

As at March 31, 2022, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and a contingent consideration derivative contract tied to WTI with terms to 2023. The WTI three-way options are a combination of a sold call, a bought put and a sold put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with partial downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Three Months Ended
	March 31,
	2022	2021

Balance, Beginning of Year	$(172)	$(74)
Total Gains (Losses)	(553)	(237)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	163	81
Transfers Out of Level 3	-	-
Balance, End of Period	$(562)	$(230)
Change in Unrealized Gains (Losses) During the Period Included in Net Earnings (Loss)	$(390)	$(156)

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at March 31, 2022:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	15% - 80%	58%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $15 million ($15 million as at December 31, 2021) increase or decrease to net risk management assets and liabilities.

18.	Financial Instruments and Risk Management

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2022, the Company has entered into $300 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2848 to US$1, which mature monthly through the remainder of 2022.

Risk Management Positions as at March 31, 2022

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	5.0 Mbbls/d	2022	60.16	$(45)

WTI Three-Way Options
Sold call / bought put / sold put	75.0 Mbbls/d	2022	70.79 / 60.82 / 49.33	(550)
Sold call / bought put / sold put	18.8 Mbbls/d	2023	112.92 / 65.00 / 50.00	(19)

Basis Contracts (1)		2022		(7)

Other Financial Positions				-
Oil and NGLs Fair Value Position				(621)

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	365 MMcf/d	2022	2.60	(309)

NYMEX Three-Way Options
Sold call / bought put / sold put	402 MMcf/d	2022	3.02 / 2.75 / 2.00	(296)
Sold call / bought put / sold put	178 MMcf/d	2023	7.70 / 3.53 / 2.53	(23)

NYMEX Costless Collars
Sold call / bought put	200 MMcf/d	2022	2.85 / 2.55	(156)

NYMEX Call Options
Sold call	330 MMcf/d	2022	2.38	(299)

Basis Contracts (2)		2022		(14)
		2023		(17)
		2024 - 2025		(11)

Other Financial Positions				1
Natural Gas Fair Value Position				(1,124)

Other Derivative Contracts
Fair Value Position (3)				1

Foreign Currency Contracts
Fair Value Position (4)		2022		9
Total Fair Value Position				$(1,735)

(1)	Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Malin, Waha, Houston Ship Channel and NYMEX.
(3)	Includes credit derivatives and contingent consideration associated with certain prior years’ divestitures.
(4)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended
	March 31,
	2022	2021

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(446)	$(156)
Foreign Currency Derivatives:
Foreign exchange	1	7
	$(445)	$(149)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$(1,012)	$(271)
Foreign Currency Derivatives:
Foreign exchange	3	(2)
	$(1,009)	$(273)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(1,458)	$(427)
Foreign Currency Derivatives:
Foreign exchange	4	5
	$(1,454)	$(422)

(1)	Includes a realized gain of $2 million (2021 - nil), related to other derivative contracts.
(2)	Includes an unrealized gain of nil (2021 - gain of $2 million), related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to March 31

	2022		2021
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(724)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(1,454)	$(1,454)	$(422)
Settlement of Other Derivative Contracts	2
Settlement of the Duvernay Derivative Contract During the Period (See Note 7)	(4)
Fair Value of Contracts Realized During the Period	445	445	149
Fair Value of Contracts, End of Period	$(1,735)	$(1,009)	$(273)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 17 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	March 31,	December 31,
	2022	2021

Risk Management Assets
Current	$2	$1
Long-term	3	-
	5	1

Risk Management Liabilities
Current	1,699	703
Long-term	42	25
	1,741	728

Other Derivative Contract Assets
Current in accounts receivable and accrued revenues	7	9
	7	9

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	1	1
Long-term in other liabilities and provisions	5	5
	6	6
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(1,735)	$(724)

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at March 31, 2022, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $61 million and $12 million, respectively, as disclosed in Note 17. The Company had no significant credit derivatives in place and held no collateral at March 31, 2022.

As at March 31, 2022, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at March 31, 2022, approximately 88 percent (90 percent as at December 31, 2021) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements expire in June 2024 with a fair value recognized of $6 million as at March 31, 2022 ($6 million as at December 31, 2021). The maximum potential amount of undiscounted future payments is $51 million as at March 31, 2022, and is considered unlikely.

19.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended
	March 31,
	2022	2021

Operating Activities
Accounts receivable and accrued revenues	$(501)	$(166)
Accounts payable and accrued liabilities	153	122
Current portion of operating lease liabilities	-	5
Income tax receivable and payable	2	(18)
	$(346)	$(57)

B)	Non-Cash Activities

	Three Months Ended
	March 31,
	2022	2021

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(24)	$(13)
Non-Cash Investing Activities
Property, plant and equipment accruals	$41	$30
Capitalized long-term incentives	5	-
Property additions/dispositions (swaps)	4	4

20.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at March 31, 2022:

	Expected Future Payments
(undiscounted)	2022	2023	2024	2025	2026	Thereafter	Total

Transportation and Processing	$570	$758	$592	$444	$430	$1,972	$4,766
Drilling and Field Services	94	24	-	-	-	-	118
Building Leases	7	8	8	8	2	-	33
Total	$671	$790	$600	$452	$432	$1,972	$4,917

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
21.	Subsequent Events

On May 9, 2022, Ovintiv issued a notice to the trustee to redeem the Company’s $1,000 million, 5.625 percent senior notes due July 1, 2024. The Company expects to use cash on hand and other existing sources of liquidity to complete the senior note redemptions on June 10, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2022 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2021, which are included in Items 8 and 7, respectively, of the 2021 Annual Report on Form 10‑K.

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

In support of the Company’s commitment to growing shareholder value, Ovintiv has a capital allocation framework that provides for increasing returns to shareholders and is focused on continuing debt reduction through 2022 and beyond.

Ovintiv is delivering results in a socially and environmentally responsible manner. Thoughtfully developed best practices are deployed across its assets, allowing the Company to capitalize on operational efficiencies and decrease emissions intensity. The Company’s sustainability reporting, which outlines its key metrics, new targets and progress achieved relating to ESG practices can be found in the Company Outlook section of this MD&A and on the Company’s website.

Ovintiv continually reviews and evaluates its strategy and changing market conditions in order to maximize cash flow generation from its Core Assets located in some of the best plays in North America. As at March 31, 2022, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These Core Assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

Underpinning Ovintiv’s strategy are core values of one, agile, innovative and driven, which guide the organization to be collaborative, responsive, flexible and determined. The Company is committed to excellence with a passion to drive corporate financial performance and succeed as a team.

For additional information on Ovintiv’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of the 2021 Annual Report on Form 10-K.

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

Highlights

During the first quarter of 2022, the Company focused on executing its 2022 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, minimizing inflation and delivering cash from operating activities. Higher upstream product revenues in the first quarter of 2022 compared to 2021 resulted from higher average realized prices, excluding the impact of risk management activities. Increases in average realized liquids and natural gas prices of 61 percent and 51 percent, respectively, were primarily due to higher benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

The Company delivered significant cash from operating activities of $685 million which included a net realized loss of $445 million on settlement of commodity and foreign exchange risk management positions.

Significant Developments and Subsequent Events

•

On May 9, 2022, Ovintiv announced an increase of 25 percent to its quarterly dividend payment representing an annualized dividend of $1.00 per share of common stock as part of the Company’s commitment to returning capital to shareholders.

•

On May 9, 2022, Ovintiv issued a notice to the trustee to redeem the Company’s $1.0 billion, 5.625 percent senior notes due July 1, 2024. The Company expects to use cash on hand and other existing sources of liquidity to complete the senior note redemptions on June 10, 2022. The debt redemption is expected to result in annualized interest savings of approximately $55 million.

Financial Results

Three months ended March 31, 2022

•	Reported a net loss of $241 million, including net losses on risk management in revenues of $1,458 million, before tax.
•	Generated cash from operating activities of $685 million, Non-GAAP Cash Flow of $1,043 million and Non‑GAAP Cash Flow Margin of $23.18 per BOE.
•	Purchased for cancellation, approximately 1.7 million shares of common stock for total consideration of approximately $71 million.
•	Paid dividends of $0.20 per share of common stock totaling $52 million.
•

Had $4.6 billion in total liquidity as at March 31, 2022, which included available credit facilities of $4.0 billion, available uncommitted demand lines of $312 million, and cash and cash equivalents of $271 million.

•	Reported Net Debt to Adjusted EBITDA of 1.3 times.

Capital Investment

•	Commenced the Company’s 2022 capital plan with expenditures totaling $451 million of which $362 million, or 80 percent, was directed to the Core Assets.
•	Focused on highly efficient capital activity to minimize inflation as well as short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices.

Production

Three months ended March 31, 2022

•

Produced average liquids volumes of 252.1 Mbbls/d, which accounted for 50 percent of total production volumes. Average oil and plant condensate volumes of 172.9 Mbbls/d, represented 69 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,487 MMcf/d, which accounted for 50 percent of total production volumes.

Operating Expenses

•

Incurred Total Costs in the first quarter of 2022 of $697 million, or $15.48 per BOE, an increase of $69 million or $2.55 per BOE compared to the first quarter of 2021. Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items impacting Total Costs in the first quarter of 2022 compared to 2021 include:

o	Higher production, mineral and other taxes of $34 million, driven by higher commodity prices;
o	Higher upstream transportation and processing expenses of $29 million, primarily due to higher variable contract rates in Permian and Anadarko due to higher commodity prices;
o	Higher upstream operating expenses, excluding long-term incentive costs, of $21 million, primarily due to increased activity relating to the timing of workovers in Anadarko, Montney and Permian; and
o	Lower administrative expenses, excluding long-term incentive, restructuring and legal costs, and current expected credit losses, of $15 million, primarily due to a decrease in consulting costs.
•	Total Operating Expenses in the first quarter of 2022 of $2,167 million increased by $524 million.

Additional information on Total Costs items and Total Operating Expenses above can be found in the Results of Operations section of this MD&A.

2022 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

During the first quarter of 2022, oil prices have seen significant upward pressures mainly caused by continued OPEC+ production restraint, increasing global demand for oil and supply uncertainties resulting from the Russian invasion of Ukraine. Global sanctions on Russian oil may continue to impact market supply and further increase upward pressure on prices.

Oil prices for the remainder of 2022 will continue to be impacted by the evolution of the coronavirus (“COVID-19”), the resiliency of the global economy and supply chain constraints, OPEC+ production levels, the pace of recovering U.S. production, as well as the ongoing Russian invasion of Ukraine. Although the COVID-19 pandemic continues to impact economies with the emergence of variants, vaccine rollout/uptake and the relaxing of restrictions have lessened the impact on global markets. OPEC+ continues to meet regularly to review the state of global oil supply, demand and inventory levels, and is expected to continue with its planned production increases throughout 2022.

Natural Gas Markets

Natural gas prices are primarily affected by structural changes in supply and demand as well as deviations from seasonally normal weather. Upward pressures on natural gas prices during the first quarter of 2022 resulted from slow U.S. production growth, strong domestic coal prices and low coal inventory resulting in an increased demand on natural gas for power generation, and colder than normal weather during the second half of January and early February. Natural gas prices for the remainder of 2022 will continue to be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from the Russian invasion of Ukraine.

Company Outlook

The Company continues to exercise discretion and discipline to optimize capital allocation throughout 2022 as oil demand recovers and the commodity price environment evolves. Ovintiv pursues innovative ways to reduce upstream operating and administrative expenses and expects to benefit from durable cost savings and efficiencies to minimize inflation and maximize cash flows.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. While the market price for oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. To mitigate price volatility and provide certainty around cash flows, the Company enters into derivative financial instruments. As at April 15, 2022, the Company has hedged approximately 80.0 Mbbls/d of expected oil and condensate production and 1,297 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company has commenced its 2022 capital investment program, the majority of which is allocated to the Core Assets, with a focus on maximizing returns from high margin liquids and minimizing inflation to optimize cash flows. During the first quarter of 2022, the Company invested $451 million, which exceeded first quarter guidance range of $425 million to $440 million primarily due to timing of projects and nominal cost pressures. Of the $451 million in capital expenditures, the Company directed $173 million to Permian, $111 million to Anadarko, $78 million to Montney, with the remainder primarily directed to other upstream assets.

In May 2022, Ovintiv updated its full year 2022 capital investment guidance to a range of $1.7 billion to $1.8 billion. The increase is primarily due to incremental inflationary pressures resulting from the higher commodity price environment. The Company expects capital spending to be mostly allocated to the Core Assets and plans to fund the remainder of its 2022 capital investment program using cash from operations.

Ovintiv continually strives to improve well performance and lower costs through innovative techniques. Ovintiv’s redesigned wet sand sourcing model, which incorporates on-site sand storage and delivery systems, helps to prevent mine and trucking delays, thereby increasing truck productivity to enable smooth integration with local mine access. This model increases operational efficiencies and contributes to well cost savings as well as providing increased resiliency against winter weather. Ovintiv's large-scale cube development model utilizes multi-well pads and advanced completion designs to maximize returns and resource recovery from its reservoirs. Ovintiv’s disciplined capital program and continuous innovation create flexibility to allocate capital in changing commodity markets to minimize inflation and maximize cash flows while preserving the long-term value of the Company’s multi-basin portfolio.

Production

Ovintiv is strategically positioned in the current environment to maintain a flat liquids production profile while generating significant cash flows in excess of capital expenditures.

During the first quarter of 2022, average liquids production volumes were 252.1 Mbbls/d and were within first quarter guidance of 251.0 Mbbls/d to 259.0 Mbbls/d. Average oil and plant condensate production volumes were 172.9 Mbbls/d and other NGLs were 79.2 Mbbls/d. Average natural gas production volumes were 1,487 MMcf/d and exceeded first quarter guidance of 1,430 MMcf/d to 1,480 MMcf/d.

The Company is on track to meet its updated full year 2022 guidance range for oil and plant condensate production volumes of approximately 180.0 Mbbls/d to 185.0 Mbbls/d. The update to the guidance range decreased primarily due to higher royalties in the Canadian Operations resulting from the higher commodity price environment, operational delays during the first quarter of 2022 and adverse weather impacts. The Company is also on track to meet its full year 2022 guidance ranges for natural gas production volumes of approximately 1,450 MMcf/d to 1,500 MMcf/d and other NGLs production volumes of approximately 78.0 Mbbls/d to 82.0 Mbbls/d.

Operating Expenses

With rising activity in the oil and gas industry and strengthening of commodity prices, service and supply costs are expected to continue to increase. Ovintiv continues to pursue innovative ways to reduce upstream operating and administrative expenses, and strives to minimize any inflationary pressures with efficiency improvements and effective supply chain management.

For 2022, Ovintiv expected Total Costs of approximately $14.75 per BOE to $15.25 per BOE, assuming commodity prices of $85.00 per barrel for WTI oil and $4.50 per MMBtu for NYMEX natural gas. Total Costs of $15.48 per BOE in the first quarter of 2022 was higher than 2022 guidance, primarily due to higher than expected commodity prices which increased upstream operating expenses, excluding long-term incentive costs, by $0.44 per BOE and increased production taxes by $0.15 per BOE.

In May 2022, Ovintiv updated its full year Total Costs guidance range to be $15.75 per BOE to $16.25 per BOE, based on commodity prices of $100.00 per barrel for WTI oil and $6.00 per MMBtu for NYMEX natural gas. The update is primarily due to incremental inflationary pressures resulting from the higher commodity price environment. Total Costs is defined in the Non-GAAP Measures section of this MD&A.

Long-Term Debt Reduction

Ovintiv remains focused on strengthening its balance sheet. Since the second quarter of 2020, the Company has allocated $2,591 million in excess cash flows to reduce its total long-term debt balance. The Company expects to achieve its Net Debt balance of $3.0 billion in the second half of 2022.

In conjunction with the Company’s plan to reduce its Net Debt, the Company repurchased a portion of its 5.15 percent senior notes due in November 2041 in the open market during the first quarter of 2022. The aggregate cash payments related to the note repurchases in the first quarter of 2022 were $6 million, plus accrued interest. As of May 5, 2022, the Company has repurchased an additional $14 million in principal amount of its 2041 senior notes, plus accrued interest in the open market.

As at March 31, 2022, the Company had no outstanding balances under its revolving credit facilities and U.S. dollar commercial paper programs.

Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Liquidity and Capital Resources section of this MD&A, respectively.

Additional information on Ovintiv’s discrete second quarter and updated full year 2022 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

Environmental, Social and Governance

Ovintiv recognizes the importance of reducing its environmental footprint and voluntarily participates in emission reduction programs. The Company has adopted a range of strategies to help reduce emissions from its operations. These strategies include incorporating new and proven technologies and optimizing processes in its operations and working closely with third-party providers to develop best practices. The Company continues to look for innovative techniques and efficiencies to help maintain its commitment to emission reductions.

The Company is in full alignment with the World Bank Zero Routine Flaring initiative, well ahead of the World Bank’s target date of 2030. Ovintiv does not engage in routine flaring by ensuring natural gas gathering infrastructure is in place for all of its producing wells.

During the first quarter of 2022, the Company announced a Scope 1 and 2 GHG emissions intensity reduction target of 50 percent compared to 2019 levels, to be achieved by 2030. The GHG emissions reduction target is tied to the 2022 annual compensation program for all employees.

In May 2022, Ovintiv published its full year 2021 ESG results in its 2022 Sustainability Report which highlights the Company’s progress in emissions intensity reductions. During 2021, the Company reduced its Scope 1&2 GHG emissions intensity by 24 percent compared to 2019 and reduced its methane emissions intensity by greater than 50 percent compared to 2019.

Ovintiv is committed to diversity, equity and inclusion. The Company’s social commitment framework, which is rooted in the Company’s foundational values of integrity, safety, sustainability, trust and respect, fosters a culture of inclusion that respects stakeholders and strengthens communities.

Ovintiv remains committed to protecting the health and safety of its workforce. Safety is a foundational value at Ovintiv and plays a critical role in the Company’s belief that a safe workplace is a strong indicator of a well-managed business. This safety-oriented mindset enables the Company to quickly respond to emergencies and minimize any impacts to employees and business continuity.

Additional information on Ovintiv’s ESG practices and updated metrics included in its most recent Sustainability Report can be found on the Company’s sustainability website at https://sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

	Three months ended March 31,
($ millions)	2022	2021

Product and Service Revenues
Upstream product revenues	$2,324	$1,594
Market optimization	1,082	652
Service revenues (1)	1	1
Total Product and Service Revenues	3,407	2,247

Gains (Losses) on Risk Management, Net	(1,458)	(427)
Sublease Revenues	18	18
Total Revenues	1,967	1,838

Total Operating Expenses (2)	2,167	1,643
Operating Income (Loss)	(200)	195
Total Other (Income) Expenses	46	62
Net Earnings (Loss) Before Income Tax	(246)	133
Income Tax Expense (Recovery)	(5)	(176)

Net Earnings (Loss)	$(241)	$309
(1)	Service revenues include amounts related to the USA and Canadian Operations.
(2)	Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs.

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

Benchmark Prices

	Three months ended March 31,
(average for the period)	2022	2021

Oil & NGLs
WTI ($/bbl)	$94.29	$57.84
Houston ($/bbl)	95.72	59.36
Edmonton Condensate (C$/bbl)	122.08	73.48

Natural Gas
NYMEX ($/MMBtu)	$4.95	$2.69
AECO (C$/Mcf)	4.59	2.93
Dawn (C$/MMBtu)	5.60	3.98

Production Volumes and Realized Prices

	Three months ended March 31,
	Production Volumes (1)		Realized Prices (2)
	2022	2021	2022	2021

Oil (Mbbls/d, $/bbl)
USA Operations	128.2	145.6	$93.16	$56.32
Canadian Operations	0.1	0.9	82.80	52.84
Total	128.3	146.5	93.15	56.30

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	9.2	9.7	85.09	51.14
Canadian Operations	35.4	41.7	96.22	57.24
Total	44.6	51.4	93.93	56.09

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	64.8	61.0	33.55	20.56
Canadian Operations	14.4	16.7	41.23	26.79
Total	79.2	77.7	34.94	21.90

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	202.2	216.3	73.68	45.99
Canadian Operations	49.9	59.3	80.37	48.62
Total	252.1	275.6	75.00	46.56

Natural Gas (MMcf/d, $/Mcf)
USA Operations	475	459	4.82	2.98
Canadian Operations	1,012	1,117	4.56	3.12
Total	1,487	1,576	4.64	3.08

Total Production (MBOE/d, $/BOE)
USA Operations	281.3	292.8	61.08	38.66
Canadian Operations	218.6	245.5	39.44	25.92
Total	499.9	538.3	51.62	32.85

Production Mix (%)
Oil & Plant Condensate	34	37
NGLs – Other	16	14
Total Oil & NGLs	50	51
Natural Gas	50	49

Production Change
Year Over Year (%) (3)
Total Oil & NGLs	(9)	(11)
Natural Gas	(6)	-
Total Production	(7)	(6)

Core Assets Production
Oil (Mbbls/d)	97.3	101.6
NGLs – Plant Condensate (Mbbls/d)	43.4	47.6
NGLs – Other (Mbbls/d)	72.5	69.2
Total Oil & NGLs (Mbbls/d)	213.2	218.4
Natural Gas (MMcf/d)	1,402	1,433
Total Production (MBOE/d)	447.0	457.2
% of Total Production	89	85
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

	Three months ended March 31,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2021 Upstream Product Revenues (1)	$743	$259	$153	$437	$1,592
Increase (decrease) due to:
Sales prices	425	152	95	210	882
Production volumes	(93)	(34)	1	(26)	(152)
2022 Upstream Product Revenues (1)	$1,075	$377	$249	$621	$2,322
(1)	Revenues for the first quarter of 2022 exclude certain other revenue and royalty adjustments with no associated production volumes of $2 million (2021 - $2 million).

Oil Revenues

Three months ended March 31, 2022 versus March 31, 2021

Oil revenues were higher by $332 million compared to the first quarter of 2021 primarily due to:

•

An increase of $36.85 per bbl, or 65 percent, in the average realized oil prices which increased revenues by $425 million. The increase reflected higher WTI and Houston benchmark prices which were up 63 percent and 61 percent, respectively, and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 18.2 Mbbls/d decreased revenues by $93 million. Lower volumes were primarily due to the sale of the Eagle Ford assets in the second quarter of 2021 (16.7 Mbbls/d), natural declines in Anadarko (6.9 Mbbls/d) and natural changes in commodity composition of Permian wells (2.2 Mbbls/d), partially offset by severe winter weather conditions in Permian, Anadarko and Eagle Ford during the first quarter of 2021 (7.7 Mbbls/d) and successful drilling in Uinta and Bakken (2.6 Mbbls/d).

NGL Revenues

Three months ended March 31, 2022 versus March 31, 2021

NGL revenues were higher by $214 million compared to the first quarter of 2021 primarily due to:

•

An increase of $37.84 per bbl, or 67 percent, in the average realized plant condensate prices which increased revenues by $152 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 66 percent and 63 percent, respectively, as well as higher regional pricing relative to the WTI benchmark price in Canadian Operations;

•

An increase of $13.04 per bbl, or 60 percent, in the average realized other NGL prices which increased revenues by $95 million. The increase reflected higher other NGL benchmark prices and higher regional pricing; and

•

Lower average plant condensate production volumes of 6.8 Mbbls/d decreased revenues by $34 million. Lower volumes were primarily due to higher royalties resulting from higher commodity prices in Montney (3.3 Mbbls/d) and the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (2.9 Mbbls/d).

Natural Gas Revenues

Three months ended March 31, 2022 versus March 31, 2021

Natural gas revenues were higher by $184 million compared to the first quarter of 2021 primarily due to:

•

An increase of $1.56 per Mcf, or 51 percent, in the average realized natural gas prices which increased revenues by $210 million. The increase reflected higher NYMEX, AECO and Dawn benchmark prices which were up 84 percent, 57 percent and 41 percent, respectively; and

•

Lower average natural gas production volumes of 89 MMcf/d decreased revenues by $26 million primarily due to higher royalties resulting from higher commodity prices in Montney (101 MMcf/d), the sales of the Duvernay and

Eagle Ford assets in the second quarter of 2021 (58 MMcf/d) and natural declines in Anadarko (14 MMcf/d), partially offset by severe winter weather conditions in Anadarko and Permian during the first quarter of 2021 (31 MMcf/d), natural changes in commodity composition of Permian wells (30 MMcf/d), successful drilling in Montney (18 MMcf/d) and decreased third-party plant down-time in Montney (9 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at March 31, 2022 can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended March 31,
($ millions)	2022	2021

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(143)	$(117)
NGLs - Plant Condensate	(32)	(25)
NGLs - Other	-	(19)
Natural Gas	(273)	3
Other (2)	2	2
Total	(446)	(156)

Unrealized Gains (Losses) on Risk Management	(1,012)	(271)
Total Gains (Losses) on Risk Management, Net	$(1,458)	$(427)

	Three months ended March 31,
(Per-unit)	2022	2021

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(12.41)	$(8.86)
NGLs - Plant Condensate ($/bbl)	$(7.99)	$(5.44)
NGLs - Other ($/bbl)	$-	$(2.76)
Natural Gas ($/Mcf)	$(2.04)	$0.02
Total ($/BOE)	$(9.97)	$(3.27)
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

Ovintiv recognizes fair value changes from its risk management activities each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationship between contract prices and the associated forward curves. Realized gains or losses on risk management activities related to commodity price mitigation are included in the USA Operations, Canadian Operations and Market Optimization revenues as the contracts are cash settled. Unrealized gains or losses on fair value changes of unsettled contracts are included in the Corporate and Other segment. Additional information on fair value changes can be found in Note 17 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Market Optimization Revenues

Market Optimization product revenues relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. Ovintiv also purchases and sells third-party volumes under marketing arrangements associated with the Company’s previous divestitures.

	Three months ended March 31,
($ millions)	2022	2021

Market Optimization	$1,082	$652

Three months ended March 31, 2022 versus March 31, 2021

Market Optimization product revenues increased $430 million compared to the first quarter of 2021 primarily due to:

•

Higher oil and natural gas benchmark prices ($341 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($149 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($60 million).

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

	$ millions		$/BOE
Three months ended March 31,	2022	2021	2022	2021

USA Operations	$90	$55	$3.56	$2.09
Canadian Operations	4	5	$0.19	$0.21
Total	$94	$60	$2.08	$1.23

Three months ended March 31, 2022 versus March 31, 2021

Production, mineral and other taxes increased $34 million compared to the first quarter of 2021 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($36 million), partially offset by the sale of the Eagle Ford assets in the second quarter of 2021 ($6 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
Three months ended March 31,	2022	2021	2022	2021

USA Operations	$135	$113	$5.31	$4.31
Canadian Operations	231	224	$11.72	$10.12
Upstream Transportation and Processing	366	337	$8.12	$6.96

Market Optimization	40	42
Total	$406	$379

Three months ended March 31, 2022 versus March 31, 2021

Transportation and processing expense increased $27 million compared to the first quarter of 2021 primarily due to:

•

Higher variable contract rates in Permian and Anadarko due to higher commodity prices ($15 million), higher volumes in Permian ($9 million), and higher flow-through rates resulting from increased third-party plant operating costs and higher capital fees in Montney ($8 million);

partially offset by:

•	The sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($8 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
Three months ended March 31,	2022	2021	2022	2021

USA Operations	$142	$129	$5.58	$4.89
Canadian Operations	37	28	$1.90	$1.23
Upstream Operating Expense (1)	179	157	$3.98	$3.22

Market Optimization	9	7
Total	$188	$164
(1)	Upstream Operating Expense per BOE for the first quarter of 2022 includes long-term incentive costs of $0.18/BOE (2021 - $0.15/BOE).

Three months ended March 31, 2022 versus March 31, 2021

Operating expense increased $24 million compared to the first quarter of 2021 primarily due to:

•	Increased activity relating to the timing of workovers in Anadarko, Montney and Permian ($24 million);

partially offset by:

•	The sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($15 million).

Additional information on the Company’s long-term incentive costs can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,
($ millions)	2022	2021

Market Optimization	$1,066	$604

Three months ended March 31, 2022 versus March 31, 2021

Purchased product expense increased $462 million compared to the first quarter of 2021 primarily due to:

•	Higher oil and natural gas benchmark prices ($365 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($149 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($52 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost centre are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2021 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates, as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2021 Annual Report on Form 10-K.

	$ millions		$/BOE
Three months ended March 31,	2022	2021	2022	2021

USA Operations	$200	$208	$7.91	$7.88
Canadian Operations	59	93	$2.98	$4.23
Upstream DD&A	259	301	$5.75	$6.22

Corporate & Other	5	7
Total	$264	$308

Three months ended March 31, 2022 versus March 31, 2021

DD&A decreased $44 million compared to the first quarter of 2021 primarily due to:

•	Lower depletion rates in the Canadian Operations ($25 million) and lower production volumes in the Canadian and USA Operations ($10 million and $8 million, respectively).

The depletion rate in the Canadian Operations decreased $1.25 per BOE compared to the first quarter of 2021 primarily due to higher reserve volumes and the sale of the Duvernay assets in the second quarter of 2021.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. Costs primarily include salaries and benefits, operating lease, office, information technology, restructuring and long-term incentive costs.

	($ millions)		$/BOE
Three months ended March 31,	2022	2021	2022	2021

Administrative, excluding Long-Term Incentive,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$66	$81	$1.48	$1.67
Long-term incentive costs	79	35	1.75	0.72
Restructuring and legal costs	(1)	6	(0.03)	0.13
Current expected credit losses	-	-	-	-
Total Administrative	$144	$122	$3.20	$2.52
(1)	Includes $29 million related to The Bow office lease, half of which is recovered from sublease revenues (2021 - $29 million).

Three months ended March 31, 2022 versus March 31, 2021

Administrative expense increased $22 million compared to the first quarter of 2021 primarily due to:

•	Higher long-term incentive costs resulting from an increase in the Company’s share price in the first quarter of 2022 compared to 2021 ($44 million);

partially offset by:

•	A decrease in consulting costs ($12 million) and restructuring costs ($7 million).

Additional information on long-term incentive costs can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended March 31,
($ millions)	2022	2021

Interest	$74	$87
Foreign exchange (gain) loss, net	(1)	(7)
Other (gains) losses, net	(27)	(18)
Total Other (Income) Expenses	$46	$62

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2022 versus March 31, 2021

Interest expense decreased $13 million compared to the first quarter of 2021 primarily due to the redemption of the Company’s 2022 and 2021 senior notes in the second and third quarter of 2021, respectively ($13 million).

Foreign Exchange (Gain) Loss, Net

Foreign exchange gains and losses primarily result from the impact of fluctuations in the Canadian to U.S. dollar exchange rate. Additional information on changes in foreign exchange gains or losses can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additional information on foreign exchange rates and the effects of foreign exchange rate changes can be found in Part I, Item 3 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2022 versus March 31, 2021

Net foreign exchange gain decreased $6 million compared to the first quarter of 2021 primarily due to:

•	Lower realized foreign exchange gains on the settlements of U.S. dollar risk management contracts and financing debt issued from Canada ($6 million and $5 million, respectively);

partially offset by:

•	Unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2021 ($4 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets, gains on debt repurchases, government stimulus programs and adjustments related to other assets.

Other gains in the first quarter of 2022 includes interest income of $22 million (2021 - $12 million) primarily associated with the resolution of prior years’ tax items.

Income Tax

	Three months ended March 31,
($ millions)	2022	2021

Current Income Tax Expense (Recovery)	$3	$(156)
Deferred Income Tax Expense (Recovery)	(8)	(20)
Income Tax Expense (Recovery)	$(5)	$(176)

Effective Tax Rate	2.0%	(132.3% )

Income Tax Expense (Recovery)

Three months ended March 31, 2022 versus March 31, 2021

In the first quarter of 2022, Ovintiv recorded a lower income tax recovery of $171 million compared to 2021, primarily due to the resolution of prior years’ tax items recognized in 2021.

Effective Tax Rate

Ovintiv’s interim income tax expense is determined using the estimated annual effective income tax rate applied to year‑to‑date net earnings before income tax plus the effect of legislative changes and amounts in respect of prior periods. The estimated annual effective income tax rate is impacted by expected annual earnings, changes in valuation allowances, income tax related to foreign operations, state taxes, the effect of legislative changes, non-taxable items and tax differences on transactions, which can produce interim effective tax rate fluctuations.

The Company’s effective tax rate was 2.0 percent for the first quarter of 2022, which is lower than the U.S. federal statutory tax rate of 21 percent primarily due to a lower annual effective income tax rate resulting from a reduction in valuation allowances.

The Company’s effective tax rate was (132.3) percent for the first quarter of 2021, which was lower than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of prior years’ tax items and the change in valuation allowances relating to net earnings before tax.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations or to manage its capital structure as discussed below. At March 31, 2022, $196 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

	As at March 31,
($ millions, except as indicated)	2022	2021

Cash and Cash Equivalents	$271	$9
Available Credit Facilities	4,000	4,000
Available Uncommitted Demand Lines (1)	312	279
Issuance of U.S. Commercial Paper	-	(490)
Total Liquidity	$4,583	$3,798

Long-Term Debt, including current portion	$4,775	$6,418
Total Shareholders’ Equity (2)	$4,684	$4,134

Debt to Capitalization (%) (3)	50	61
Debt to Adjusted Capitalization (%) (4)	28	35
(1)	Includes three uncommitted demand lines totaling $340 million, net of $28 million in related undrawn letters of credit (2021 - $339 million and $60 million, respectively).
(2)	Shareholders’ Equity reflects the shares of common stock purchased, for cancellation, under the Company’s NCIB program initiated in 2021.
(3)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(4)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

During the first quarter of 2022, the Company had access to two committed revolving U.S. dollar denominated credit facilities totaling $4.0 billion, which included a $2.5 billion revolving credit facility for Ovintiv Inc. and a $1.5 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital investment program. At March 31, 2022, there were no outstanding amounts under the revolving Credit Facilities.

In March, the Company commenced negotiations to amend and restate its committed revolving Credit Facilities. Effective April 1, 2022, the Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary. Maturity dates for both credit facilities have been extended to July 2026 and the Company has full access to these Credit Facilities.

During the first quarter of 2022, Ovintiv’s credit rating was upgraded to investment grade by one of its credit rating agencies driven by Ovintiv’s significant debt reductions and improved commodity price assumptions used by the rating agency. All of Ovintiv’s credit ratings are investment grade as at March 31, 2022.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. commercial paper (“U.S. CP”) programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at March 31, 2022, the Company had no commercial paper outstanding and continues to have full access to its U.S. CP programs.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $4.6 billion as at March 31, 2022. At March 31, 2022, Ovintiv also had approximately $28 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities.

Ovintiv has a U.S. shelf registration statement and a Canadian shelf prospectus, under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. and/or Canada. At March 31, 2022, $6.0 billion remained accessible under the Canadian shelf prospectus. The Canadian shelf prospectus expired in April 2022 and the U.S. shelf registration statement expires in March 2023. The ability to issue securities under the U.S. shelf registration statement is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at March 31, 2022, the Company’s Debt to Adjusted Capitalization was 28 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2021 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the first quarter of 2022, Ovintiv primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended March 31,
($ millions)	Activity Type	2022	2021

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$685	$827
Proceeds from divestitures	Investing	1	2
Other	Investing	48	28
		734	857

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	451	350
Acquisitions	Investing	15	1
Net repayment of revolving long-term debt	Financing	-	460
Repayment of long-term debt (1)	Financing	6	-
Purchase of shares of common stock	Financing	71	-
Dividends on shares of common stock	Financing	52	24
Other	Financing	64	23
		659	858
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		1	-
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$76	$(1)
(1)	Includes open market repurchases in 2022.

Operating Activities

Net cash from operating activities in the first quarter of 2022 was $685 million and was primarily a reflection of the impacts from higher average realized commodity prices, partially offset by the effects of the commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the first quarter of 2022 was $1,043 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended March 31, 2022 versus March 31, 2021

Net cash from operating activities decreased $142 million compared to the first quarter of 2021 primarily due to:

•

Higher realized losses on risk management in revenues compared to 2021 ($290 million), changes in non-cash working capital ($289 million), current income tax recovery mainly due to the resolution of prior years’ tax items in 2021 ($156 million), lower production volumes ($152 million), higher production, mineral and other taxes ($34 million), higher administrative expenses, excluding non-cash long-term incentive costs and current expected credit losses ($30 million), higher transportation and processing expense ($27 million) and higher operating expense, excluding non-cash long-term incentive costs ($19 million);

partially offset by:

•	Higher realized commodity prices ($882 million).

Investing Activities

Cash used in investing activities in the first quarter of 2022 was $417 million primarily due to capital expenditures. Capital expenditures increased $101 million compared to the first quarter of 2021, primarily due to timing of projects and nominal cost pressures.

Acquisitions in the first quarter of 2022 were $15 million (2021 - $1 million), which primarily included property purchases with oil and liquids rich potential.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 2 and 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategy to enhance liquidity, strengthen its balance sheet by repaying or repurchasing existing debt, and returning value to shareholders by purchasing shares of common stock and paying dividends.

Net cash used in financing activities in the first quarter of 2022 decreased by $314 million compared to 2021. The decrease was primarily due to a net repayment of revolving long-term debt in 2021 ($460 million), partially offset by purchases of shares of common stock under the NCIB ($71 million) and an increase in dividend payments in 2022 ($28 million).

From time to time, Ovintiv may seek to retire or purchase the Company’s outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. In the first quarter of 2022, the Company repurchased approximately $6 million in principal amount of its 5.15 percent senior notes due in November 2041 in the open market. The aggregate cash payments related to the note repurchases were $6 million, plus accrued interest.

The Company’s long-term debt totaled $4,775 million at March 31, 2022 and $4,786 million at December 31, 2021. There were no current portions outstanding at March 31, 2022 and December 31, 2021. As at March 31, 2022, the Company has no fixed rate long-term debt due until 2024 and beyond.

Since the second quarter of 2020, the Company has allocated $2,591 million in excess cash flows to reduce its total long-term debt balance. The Company expects to achieve its Net Debt balance of $3.0 billion in the second half of 2022.

In support of the Company’s commitment to growing shareholder value, Ovintiv utilizes its capital allocation framework to increase returns to shareholders and maintain the Company’s progress on debt reduction.

For additional information on long-term debt, refer to Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended March 31,
($ millions, except as indicated)	2022	2021

Dividend Payments	$52	$24
Dividend Payments ($/share)	$0.20	$0.09375

On May 9, 2022, the Board of Directors declared a dividend of $0.25 per share of common stock payable on June 30, 2022 to common shareholders of record as of June 15, 2022. This represents an increase of 25 percent to the annualized dividend payment.

Dividends increased $28 million compared to 2021, as a result of Ovintiv increasing its quarterly dividend payments to an annualized dividend of $0.80 per share of common stock during the first quarter of 2022 as part of the Company’s commitment to returning capital to shareholders.

Normal Course Issuer Bid

On September 28, 2021, Ovintiv announced it received regulatory approval to commence a NCIB that enables the Company to purchase, for cancellation, up to approximately 26 million shares of common stock over a 12-month period from October 1, 2021 to September 30, 2022. The number of shares authorized for purchase represent approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at September 20, 2021. The Company is funding the NCIB through its capital allocation framework. In the first quarter of 2022, the Company purchased for cancellation, approximately 1.7 million shares of common stock for total consideration of approximately $71 million.

Subsequent to the NCIB announced in 2021, Ovintiv obtained an exemption order on March 9, 2022 from the Canadian securities regulators, which permits Ovintiv to make repurchases for up to 36 months from the date of the order, under its current and any future NCIB, through the New York Stock Exchange and other United States-based trading systems in excess of the maximum allowable purchases under applicable Canadian securities laws. This exemption effectively allows Ovintiv to purchase up to 10 percent of its public float on U.S. markets under its normal course issuer bids. Without the exemption, this amount would be limited to five percent of Ovintiv’s outstanding common stock under applicable Canadian securities law. For additional details on this exemption order, including the conditions upon which the order was granted, refer to Part II, Item 2 of this Quarterly Report on Form 10-Q.

Material Cash Requirements

For information on material cash requirements, refer to the Material Cash Requirements section of the MD&A included in Item 7 of the 2021 Annual Report on Form 10-K.

Commitments and Contingencies

For information on commitments and contingencies, refer to Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Management believes these measures are useful to the Company and its investors as a measure of operating and financial performance across periods and against other companies in the industry, and are an indication of the Company’s ability to generate cash to finance capital investment programs, to service debt and to meet other financial obligations. These measures are used, along with other measures, in the calculation of certain performance targets for the Company’s management and employees.

	Three months ended March 31,
($ millions, except as indicated)	2022	2021

Cash From (Used in) Operating Activities	$685	$827
(Add back) deduct:
Net change in other assets and liabilities	(12)	(6)
Net change in non-cash working capital	(346)	(57)
Current tax on sale of assets	-	-
Non-GAAP Cash Flow	$1,043	$890
Divided by:
Production Volumes (MMBOE)	45.0	48.4
Non-GAAP Cash Flow Margin ($/BOE)	$23.18	$18.39

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

	Three months ended March 31,
($ millions, except as indicated)	2022	2021

Total Operating Expenses	$2,167	$1,643
Deduct (add back):
Market optimization operating expenses	1,115	653
Depreciation, depletion and amortization	264	308
Accretion of asset retirement obligation	5	6
Long-term incentive costs	87	42
Restructuring and legal costs	(1)	6
Total Costs	$697	$628
Divided by:
Production Volumes (MMBOE)	45.0	48.4
Total Costs ($/BOE) (1)	$15.48	$12.93
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	March 31, 2022	December 31, 2021

Long-Term Debt, including current portion	$4,775	$4,786
Total Shareholders’ Equity	4,684	5,074
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$17,205	$17,606
Debt to Adjusted Capitalization	28%	27%

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

($ millions, except as indicated)	March 31, 2022	December 31, 2021

Long-Term Debt, including current portion	$4,775	$4,786
Less:
Cash and cash equivalents	271	195
Net Debt	4,504	4,591

Net Earnings (Loss)	866	1,416
Add back (deduct):
Depreciation, depletion and amortization	1,146	1,190
Accretion of asset retirement obligation	21	22
Interest	327	340
Unrealized (gains) losses on risk management	1,229	488
Foreign exchange (gain) loss, net	(17)	(23)
Other (gains) losses, net	(46)	(37)
Income tax expense (recovery)	(6)	(177)
Adjusted EBITDA (trailing 12-month)	$3,520	$3,219
Net Debt to Adjusted EBITDA (times)	1.3	1.4

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Part 1, Item 2 of this Quarterly Report on Form 10‑Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of the 2021 Annual Report on Form 10‑K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 18 under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

	March 31, 2022
(US$ millions)	10% Price Increase	10% Price Decrease

Crude oil price	$(218)	$207
Natural gas price	(209)	207

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same period in 2021.

	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$-
Transportation and Processing Expense (1)	1	$0.02
Operating Expense (1)	-	-
Administrative Expense	-	-
Depreciation, Depletion and Amortization (1)	-	-

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2022, Ovintiv has entered into $300 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2848 to US$1, which mature monthly through the remainder of 2022.

As at March 31, 2022, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada or foreign denominated intercompany loans that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	March 31, 2022
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$(75)	$92

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

As at March 31, 2022, Ovintiv had no floating rate debt and there were no interest rate derivatives outstanding.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Ovintiv’s internal control over financial reporting during the first quarter of 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2021 Annual Report on Form 10‑K and Note 20 of Ovintiv’s Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in the 2021 Annual Report on Form 10‑K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On September 28, 2021, the Company announced it had received regulatory approval to purchase, for cancellation, up to approximately 26 million shares of common stock pursuant to a NCIB over a 12-month period from October 1, 2021 to September 30, 2022. The number of shares of common stock authorized for purchase represents 10 percent of Ovintiv’s public float as at September 20, 2021.

During the three months ended March 31, 2022, the Company purchased approximately 1.7 million shares of common stock for total consideration of approximately $71 million at a weighted average price of $40.57. The following table presents the common shares purchased during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2022	783,855	$38.30	783,855	22,196,113
February 1 to February 28, 2022	733,650	40.87	733,650	21,462,463
March 1 to March 31, 2022	232,408	47.33	232,408	21,230,055
Total	1,749,913	$40.57	1,749,913	21,230,055
(1)	1,517,505 shares of common stock were repurchased through our broker in accordance with a Rule 10b5-1 compliant plan initially adopted by the Company on September 30, 2021.
(2)	Includes commissions.

On March 9, 2022, Ovintiv obtained an exemption order (the “NCIB Exemption”) from the Alberta Securities Commission and the Ontario Securities Commission, which permits Ovintiv to make repurchases (the “Proposed Bids”), under its current and any future normal course issuer bids, through the facilities of the New York Stock Exchange and other United States-based trading systems (collectively, “U.S. Markets”) in excess of the maximum allowable purchases under applicable Canadian securities laws.

The NCIB Exemption applies to any Proposed Bid commenced within 36 months of the date of the exemption order and is subject to several other conditions, including that Ovintiv remain a U.S. and SEC foreign issuer under applicable Canadian securities laws. The purchases of common stock under a Proposed Bid must also be made in compliance with other applicable Canadian securities laws and applicable U.S. rules. Additionally, the NCIB Exemption imposed restrictions on the number of shares of common stock that may be acquired under the exemption, including that: (a) Ovintiv may not acquire common stock in reliance upon the exemption under subsection 4.8(3) of Canadian National Instrument 62-104 – Take-Over Bids and Issuer Bids (“NI 62-104”) from the requirements applicable to issuer bids (the “Other Published Markets Exemption”) if the aggregate number of shares of common stock purchased by Ovintiv, and any person or company acting jointly or in concert with Ovintiv, in reliance on the NCIB Exemption and the Other Published Markets Exemption within any period of 12 months exceeds 5% of the outstanding common stock on the first day of such 12-month period; and (b) the aggregate number of shares of common stock purchased pursuant to (i) a Proposed Bid in reliance on the NCIB Exemption; (ii) exempt issuer bid purchases made in the normal course through the facilities of the TSX; and (iii) the Other Published Markets Exemption does not exceed, over the 12-month period of its current NCIB, 10% of Ovintiv's public float. As a result, the NCIB Exemption effectively allows Ovintiv to purchase up to 10% of its public float on U.S. Markets under its NCIB.

Without the NCIB Exemption this amount would be limited to 5% of Ovintiv’s outstanding common stock under applicable Canadian securities law.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
4.1

Amended and Restated Credit Agreement, dated as of April 1, 2022, between Ovintiv Inc., as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the initial lenders and initial issuing banks named therein (incorporated by reference to Exhibit 4.1 to Ovintiv’s Current Report on Form 8-K filed on April 7, 2022, SEC File No. 001-39191).

4.2

Amended and Restated Credit Agreement, dated as of April 1, 2022, among Ovintiv Canada ULC, as Borrower, Ovintiv Inc., as Guarantor, the financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 4.3 to Ovintiv’s Current Report on Form 8-K filed on April 7, 2022, SEC File No. 001-39191).

4.3

Guarantee of the U.S. Credit Agreement, made as of April 1, 2022, by Ovintiv Canada ULC (incorporated by reference to Exhibit 4.2 to Ovintiv’s Current Report on Form 8-K filed on April 7, 2022, SEC File No. 001-39191).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: May 10, 2022

