Form 10-Q
period 2022-06-30
Ovintiv Inc.
filed 2022-08-04
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	OVV	New York Stock Exchange

Number of registrant’s shares of common stock outstanding as of July 29, 2022	254,297,442

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions, except per share amounts)		2022	2021	2022	2021

Revenues	(Note 2)
Product and service revenues	(Note 3)	$4,014	$2,473	$7,421	$4,720
Gains (losses) on risk management, net	(Note 18)	(295)	(799)	(1,753)	(1,226)
Sublease revenues	(Note 9)	17	18	35	36
Total Revenues		3,736	1,692	5,703	3,530

Operating Expenses	(Note 2)
Production, mineral and other taxes		118	73	212	133
Transportation and processing		453	418	859	797
Operating	(Notes 15, 16)	180	149	368	313
Purchased product		1,115	733	2,181	1,337
Depreciation, depletion and amortization		278	311	542	619
Accretion of asset retirement obligation		5	6	10	12
Administrative	(Notes 15, 16)	71	123	215	245
Total Operating Expenses		2,220	1,813	4,387	3,456
Operating Income (Loss)		1,516	(121)	1,316	74

Other (Income) Expenses
Interest	(Notes 4, 10)	91	99	165	186
Foreign exchange (gain) loss, net	(Notes 5, 18)	3	(8)	2	(15)
Other (gains) losses, net	(Notes 6, 10, 16)	-	(7)	(27)	(25)
Total Other (Income) Expenses		94	84	140	146
Net Earnings (Loss) Before Income Tax		1,422	(205)	1,176	(72)
Income tax expense (recovery)	(Note 6)	65	-	60	(176)
Net Earnings (Loss)		$1,357	$(205)	$1,116	$104

Net Earnings (Loss) per Share of Common Stock	(Note 12)
Basic		$5.28	$(0.79)	$4.34	$0.40
Diluted		5.21	(0.79)	4.26	0.39
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 12)
Basic		257.2	261.1	257.3	260.6
Diluted		260.6	261.1	262.1	265.9

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2022	2021	2022	2021

Net Earnings (Loss)		$1,357	$(205)	$1,116	$104
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 13)	(59)	25	(31)	44
Pension and other post-employment benefit plans	(Notes 13, 16)	(2)	(2)	(3)	(3)
Other Comprehensive Income (Loss)		(61)	23	(34)	41
Comprehensive Income (Loss)		$1,296	$(182)	$1,082	$145

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		June 30,	December 31,
(US$ millions)		2022	2021

Assets
Current Assets
Cash and cash equivalents		$8	$195
Accounts receivable and accrued revenues (net of allowances of $7 million (2021: $5 million))	(Note 3)	1,952	1,294
Risk management	(Notes 17, 18)	9	1
Income tax receivable		61	97
		2,030	1,587
Property, Plant and Equipment, at cost:	(Note 8)
Oil and natural gas properties, based on full cost accounting
Proved properties		56,614	55,475
Unproved properties		1,519	1,944
Other		903	903
Property, plant and equipment		59,036	58,322
Less: Accumulated depreciation, depletion and amortization		(49,842)	(49,561)
Property, plant and equipment, net	(Note 2)	9,194	8,761
Other Assets		1,078	1,079
Risk Management	(Notes 17, 18)	4	-
Goodwill	(Note 2)	2,617	2,628
	(Note 2)	$14,923	$14,055

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,463	$1,979
Current portion of operating lease liabilities		73	62
Income tax payable		12	4
Risk management	(Notes 17, 18)	1,228	703
Current portion of long-term debt	(Note 10)	215	-
		3,991	2,748
Long-Term Debt	(Note 10)	3,687	4,786
Operating Lease Liabilities		876	889
Other Liabilities and Provisions	(Note 11)	154	190
Risk Management	(Notes 17, 18)	15	25
Asset Retirement Obligation		326	339
Deferred Income Taxes		53	4
		9,102	8,981
Commitments and Contingencies	(Note 20)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2022 issued and outstanding: 255.9 million shares (2021: 258.0 million shares)	(Note 12)	3	3
Paid in surplus	(Note 12)	8,239	8,458
Retained earnings (Accumulated deficit)		(3,479)	(4,479)
Accumulated other comprehensive income	(Note 13)	1,058	1,092
Total Shareholders’ Equity		5,821	5,074
		$14,923	$14,055

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended June 30, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2022		$3	$8,334	$(4,772)	$1,119	$4,684
Net Earnings (Loss)		-	-	1,357	-	1,357
Dividends on Shares of Common Stock ($0.25 per share)	(Note 12)	-	-	(64)	-	(64)
Shares of Common Stock Purchased under Normal Course Issuer Bid	(Note 12)	-	(135)	-	-	(135)
Equity-Settled Compensation Costs		-	40	-	-	40
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(61)	(61)
Balance, June 30, 2022		$3	$8,239	$(3,479)	$1,058	$5,821

Three Months Ended June 30, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2021		$3	$8,525	$(5,488)	$1,094	$4,134
Net Earnings (Loss)		-	-	(205)	-	(205)
Dividends on Shares of Common Stock ($0.09375 per share)	(Note 12)	-	-	(25)	-	(25)
Equity-Settled Compensation Costs		-	7	-	-	7
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	23	23
Balance, June 30, 2021		$3	$8,532	$(5,718)	$1,117	$3,934

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074
Net Earnings (Loss)		-	-	1,116	-	1,116
Dividends on Shares of Common Stock ($0.45 per share)	(Note 12)	-	-	(116)	-	(116)
Shares of Common Stock Purchased under Normal Course Issuer Bid	(Note 12)	-	(206)	-	-	(206)
Equity-Settled Compensation Costs		-	(13)	-	-	(13)
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(34)	(34)
Balance, June 30, 2022		$3	$8,239	$(3,479)	$1,058	$5,821

Six Months Ended June 30, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837
Net Earnings (Loss)		-	-	104	-	104
Dividends on Shares of Common Stock ($0.1875 per share)	(Note 12)	-	-	(49)	-	(49)
Equity-Settled Compensation Costs		-	1	-	-	1
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	41	41
Balance, June 30, 2021		$3	$8,532	$(5,718)	$1,117	$3,934

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2022	2021	2022	2021

Operating Activities
Net earnings (loss)		$1,357	$(205)	$1,116	$104
Depreciation, depletion and amortization		278	311	542	619
Accretion of asset retirement obligation		5	6	10	12
Deferred income taxes	(Note 6)	58	-	50	(20)
Unrealized (gain) loss on risk management	(Note 18)	(513)	576	499	847
Unrealized foreign exchange (gain) loss	(Note 5)	7	4	4	6
Foreign exchange on settlements	(Note 5)	-	(3)	(1)	(9)
Other		32	44	47	64
Net change in other assets and liabilities		(13)	(5)	(25)	(11)
Net change in non-cash working capital	(Note 19)	133	22	(213)	(35)
Cash From (Used in) Operating Activities		1,344	750	2,029	1,577
Investing Activities
Capital expenditures	(Note 2)	(511)	(383)	(962)	(733)
Acquisitions	(Note 7)	(7)	(2)	(22)	(3)
Proceeds from divestitures	(Note 7)	4	1,023	5	1,025
Net change in investments and other		-	(70)	48	(42)
Cash From (Used in) Investing Activities		(514)	568	(931)	247
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 10)	215	(490)	215	(950)
Repayment of long-term debt	(Note 10)	(1,103)	(619)	(1,109)	(619)
Purchase of shares of common stock	(Note 12)	(135)	-	(206)	-
Dividends on shares of common stock	(Note 12)	(64)	(25)	(116)	(49)
Finance lease payments and other		(2)	(73)	(66)	(96)
Cash From (Used in) Financing Activities		(1,089)	(1,207)	(1,282)	(1,714)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(4)	2	(3)	2
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(263)	113	(187)	112
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		271	9	195	10
Cash, Cash Equivalents and Restricted Cash, End of Period		$8	$122	$8	$122
Cash, End of Period		$8	$67	$8	$67
Cash Equivalents, End of Period		-	55	-	55
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$8	$122	$8	$122

Supplementary Cash Flow Information	(Note 19)

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

Results of Operations (For the three months ended June 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2022	2021	2022	2021	2022	2021

Revenues
Product and service revenues	$1,925	$1,155	$962	$570	$1,127	$748
Gains (losses) on risk management, net	(383)	(188)	(425)	(35)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,542	967	537	535	1,127	748

Operating Expenses
Production, mineral and other taxes	115	69	3	4	-	-
Transportation and processing	159	126	253	248	41	44
Operating	149	117	25	25	6	7
Purchased product	-	-	-	-	1,115	733
Depreciation, depletion and amortization	217	220	56	89	-	-
Total Operating Expenses	640	532	337	366	1,162	784
Operating Income (Loss)	$902	$435	$200	$169	$(35)	$(36)

	Corporate & Other		Consolidated
	2022	2021	2022	2021

Revenues
Product and service revenues	$-	$-	$4,014	$2,473
Gains (losses) on risk management, net	513	(576)	(295)	(799)
Sublease revenues	17	18	17	18
Total Revenues	530	(558)	3,736	1,692

Operating Expenses
Production, mineral and other taxes	-	-	118	73
Transportation and processing	-	-	453	418
Operating	-	-	180	149
Purchased product	-	-	1,115	733
Depreciation, depletion and amortization	5	2	278	311
Accretion of asset retirement obligation	5	6	5	6
Administrative	71	123	71	123
Total Operating Expenses	81	131	2,220	1,813
Operating Income (Loss)	$449	$(689)	1,516	(121)

Other (Income) Expenses
Interest			91	99
Foreign exchange (gain) loss, net			3	(8)
Other (gains) losses, net			-	(7)
Total Other (Income) Expenses			94	84
Net Earnings (Loss) Before Income Tax			1,422	(205)
Income tax expense (recovery)			65	-
Net Earnings (Loss)			$1,357	$(205)

Results of Operations (For the six months ended June 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2022	2021	2022	2021	2022	2021

Revenues
Product and service revenues	$3,472	$2,173	$1,740	$1,147	$2,209	$1,400
Gains (losses) on risk management, net	(602)	(324)	(652)	(57)	-	2
Sublease revenues	-	-	-	-	-	-
Total Revenues	2,870	1,849	1,088	1,090	2,209	1,402

Operating Expenses
Production, mineral and other taxes	205	124	7	9	-	-
Transportation and processing	294	239	484	472	81	86
Operating	291	246	62	53	15	14
Purchased product	-	-	-	-	2,181	1,337
Depreciation, depletion and amortization	417	428	115	182	-	-
Total Operating Expenses	1,207	1,037	668	716	2,277	1,437
Operating Income (Loss)	$1,663	$812	$420	$374	$(68)	$(35)

	Corporate & Other		Consolidated
	2022	2021	2022	2021

Revenues
Product and service revenues	$-	$-	$7,421	$4,720
Gains (losses) on risk management, net	(499)	(847)	(1,753)	(1,226)
Sublease revenues	35	36	35	36
Total Revenues	(464)	(811)	5,703	3,530

Operating Expenses
Production, mineral and other taxes	-	-	212	133
Transportation and processing	-	-	859	797
Operating	-	-	368	313
Purchased product	-	-	2,181	1,337
Depreciation, depletion and amortization	10	9	542	619
Accretion of asset retirement obligation	10	12	10	12
Administrative	215	245	215	245
Total Operating Expenses	235	266	4,387	3,456
Operating Income (Loss)	$(699)	$(1,077)	1,316	74

Other (Income) Expenses
Interest			165	186
Foreign exchange (gain) loss, net			2	(15)
Other (gains) losses, net			(27)	(25)
Total Other (Income) Expenses			140	146
Net Earnings (Loss) Before Income Tax			1,176	(72)
Income tax expense (recovery)			60	(176)
Net Earnings (Loss)			$1,116	$104

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended June 30,	2022	2021	2022	2021	2022	2021

Revenues	$4,346	$2,613	$(3,219)	$(1,865)	$1,127	$748

Operating Expenses
Transportation and processing	161	149	(120)	(105)	41	44
Operating	6	7	-	-	6	7
Purchased product	4,213	2,492	(3,098)	(1,759)	1,115	733
Operating Income (Loss)	$(34)	$(35)	$(1)	$(1)	$(35)	$(36)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the six months ended June 30,	2022	2021	2022	2021	2022	2021

Revenues	$7,769	$4,781	$(5,560)	$(3,379)	$2,209	$1,402

Operating Expenses
Transportation and processing	313	286	(232)	(200)	81	86
Operating	15	14	-	-	15	14
Purchased product	7,508	4,515	(5,327)	(3,178)	2,181	1,337
Operating Income (Loss)	$(67)	$(34)	$(1)	$(1)	$(68)	$(35)

Capital Expenditures by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

USA Operations	$410	$279	$782	$540
Canadian Operations	101	103	179	192
Corporate & Other	-	1	1	1
	$511	$383	$962	$733

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021	2022	2021

USA Operations	$1,938	$1,938	$8,017	$7,623	$11,091	$10,345
Canadian Operations	679	690	1,001	951	2,113	1,932
Market Optimization	-	-	-	-	468	300
Corporate & Other	-	-	176	187	1,251	1,478
	$2,617	$2,628	$9,194	$8,761	$14,923	$14,055

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended June 30)

	USA Operations		Canadian Operations		Market Optimization
	2022	2021	2022	2021	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$1,313	$861	$1	$1	$931	$602
NGLs	312	179	383	285	8	11
Natural gas	302	118	581	286	183	128
Service revenues
Gathering and processing	1	-	(1)	2	-	-
Product and Service Revenues	$1,928	$1,158	$964	$574	$1,122	$741

	Corporate & Other		Consolidated
	2022	2021	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$2,245	$1,464
NGLs	-	-	703	475
Natural gas	-	-	1,066	532
Service revenues
Gathering and processing	-	-	-	2
Product and Service Revenues	$-	$-	$4,014	$2,473

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

Revenues (For the six months ended June 30)

	USA Operations		Canadian Operations		Market Optimization
	2022	2021	2022	2021	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$2,393	$1,602	$1	$6	$1,817	$987
NGLs	579	337	745	541	11	26
Natural gas	508	241	1,000	603	366	369
Service revenues
Gathering and processing	1	-	-	3	-	5
Product and Service Revenues	$3,481	$2,180	$1,746	$1,153	$2,194	$1,387

	Corporate & Other		Consolidated
	2022	2021	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$4,211	$2,595
NGLs	-	-	1,335	904
Natural gas	-	-	1,874	1,213
Service revenues
Gathering and processing	-	-	1	8
Product and Service Revenues	$-	$-	$7,421	$4,720

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at June 30, 2022, receivables and accrued revenues from contracts with customers were $1,677 million ($1,070 million as at December 31, 2021).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at June 30, 2022.

As at June 30, 2022, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Interest Expense on:
Debt	$88	$93	$158	$177
Finance leases	1	-	1	2
Other	2	6	6	7
	$91	$99	$165	$186

Interest expense on debt for the three and six months ended June 30, 2022 includes a one-time make-whole interest payment of $47 million (2021 - $19 million) resulting from the early redemption of the Company’s senior notes as discussed in Note 10. Additionally, interest expense on debt for the three and six months ended June 30, 2022 includes $30 million in non-cash fair value amortization related to the redeemed senior notes that were previously acquired through a business combination (see Note 10).

5.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$-	$-	$-	$1
Translation of U.S. dollar risk management contracts issued from Canada	7	4	4	5
	7	4	4	6
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	-	(3)	(1)	(9)
U.S. dollar risk management contracts issued from Canada	(1)	(11)	(2)	(18)
Other Monetary Revaluations	(3)	2	1	6
	$3	$(8)	$2	$(15)

6.	Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Current Tax
United States	$7	$-	$10	$-
Canada	-	-	-	(156)
Total Current Tax Expense (Recovery)	7	-	10	(156)

Deferred Tax
United States	17	-	-	-
Canada	41	-	50	(20)
Total Deferred Tax Expense (Recovery)	58	-	50	(20)
Income Tax Expense (Recovery)	$65	$-	$60	$(176)
Effective Tax Rate	4.6%	0.0%	5.1%	244.4%

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

During the three and six months ended June 30, 2022, the current income tax expense was primarily due to state taxes. During the six months ended June 30, 2021, the current income tax recovery was primarily due to the resolution of prior years’ tax items. The resolution, along with other items, resulted in a $222 million reduction of unrecognized tax benefits, offset by a $66 million reduction in valuation allowance. The Company also recognized related interest income of $12 million in other (gains) losses, net.

During the three and six months ended June 30, 2022, the deferred tax expense was due to the lower annual effective income tax rate applied to jurisdictional earnings. During the six months ended June 30, 2021, the deferred tax recovery was primarily due to the change in valuation allowances and from the resolution of prior years’ tax items.

The effective tax rate of 5.1 percent for the six months ended June 30, 2022 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the lower annual effective income tax rate resulting from a reduction in valuation allowances. The effective tax rate of 244.4 percent for the six months ended June 30, 2021 was higher than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of prior years’ tax items and the change in valuation allowances.

7.	Acquisitions and Divestitures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Acquisitions
USA Operations	$7	$2	$22	$3
Total Acquisitions	7	2	22	3

Divestitures
USA Operations	(2)	(773)	(3)	(774)
Canadian Operations	(2)	(250)	(2)	(251)
Total Divestitures	(4)	(1,023)	(5)	(1,025)
Net Acquisitions & (Divestitures)	$3	$(1,021)	$17	$(1,022)

Acquisitions

For the three and six months ended June 30, 2022, acquisitions in the USA Operations were $7 million and $22 million, respectively, which primarily included property purchases with oil and liquids rich potential.

Divestitures

For the three and six months ended June 30, 2021, divestitures in the USA Operations were $773 million and $774 million, respectively, which primarily included the sale of the Eagle Ford assets located in south Texas.

For the three and six months ended June 30, 2021, divestitures in the Canadian Operations were $250 million and $251 million, respectively, which primarily included the sale of the Duvernay assets located in west central Alberta.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

As part of the Duvernay asset divestiture, the Company agreed to a contingent consideration arrangement, payable to Ovintiv, in the amount of C$5 million at the end of 2021 and an additional C$10 million at the end of 2022, if the annual average of the WTI reference price for each calendar year is greater than $56 per barrel and $62 per barrel, respectively. The terms of the contingent consideration for the 2021 calendar year were met and the consideration was settled in the first quarter of 2022. The fair value of the contingent consideration pertaining to the 2022 calendar year is presented in accounts receivable and accrued revenues in the Condensed Consolidated Balance Sheet. See Notes 17 and 18 for further information on the contingent consideration.
8.	Property, Plant and Equipment, Net

	As at June 30, 2022			As at December 31, 2021
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$40,365	$(33,835)	$6,530	$39,145	$(33,418)	$5,727
Unproved properties	1,465	-	1,465	1,884	-	1,884
Other	22	-	22	12	-	12
	41,852	(33,835)	8,017	41,041	(33,418)	7,623

Canadian Operations
Proved properties	16,249	(15,313)	936	16,330	(15,450)	880
Unproved properties	54	-	54	60	-	60
Other	11	-	11	11	-	11
	16,314	(15,313)	1,001	16,401	(15,450)	951

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	863	(687)	176	873	(686)	187
	$59,036	$(49,842)	$9,194	$58,322	$(49,561)	$8,761

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $89 million, which have been capitalized during the six months ended June 30, 2022 (2021 - $86 million).

9.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at June 30, 2022. All subleases are classified as operating leases.

(undiscounted)	2022	2023	2024	2025	2026	Thereafter	Total

Sublease Income	$23	$50	$52	$52	$53	$485	$715

For the three and six months ended June 30, 2022, operating lease income was $12 million and $25 million, respectively (2021 - $14 million and $27 million, respectively), and variable lease income was $5 million and $10 million, respectively (2021 - $4 million and $9 million, respectively).

10.	Long-Term Debt

	As at	As at
	June 30,	December 31,
	2022	2021

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$215	$-
U.S. Unsecured Notes:
5.625% due July 1, 2024	-	1,000
5.375% due January 1, 2026	688	688
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	737	750
6.625% due August 15, 2037	462	462
6.50% due February 1, 2038	473	488
5.15% due November 15, 2041	170	203
Total Principal	3,895	4,741

Increase in Value of Debt Acquired	37	77
Unamortized Debt Discounts and Issuance Costs	(30)	(32)
Total Long-Term Debt	$3,902	$4,786

Current Portion	$215	$-
Long-Term Portion	3,687	4,786
	$3,902	$4,786

On May 9, 2022, Ovintiv announced its intention to redeem the Company’s $1,000 million, 5.625 percent senior notes due July 1, 2024. On June 10, 2022, the Company used cash on hand and proceeds from short-term borrowings to complete the senior note redemptions. Ovintiv paid approximately $1,072 million in cash including accrued and unpaid interest of $25 million and a one-time make-whole payment of $47 million, which is included in interest expense as discussed in Note 4.

During the six months ended June 30, 2022, the Company repurchased approximately $61 million in principal amount of its senior notes in the open market, which included approximately $13 million in principal amount of its 6.5 percent senior notes due in August 2034, approximately $15 million in principal amount of its 6.5 percent senior notes due in February 2038 and approximately $33 million in principal amount of its 5.15 percent senior notes due in November 2041.

On June 18, 2021, the Company redeemed its $600 million, 5.75 percent senior notes due January 30, 2022, using a portion of the net proceeds from its Eagle Ford and Duvernay asset sales, as discussed in Note 7. Ovintiv paid approximately $632 million in cash including accrued and unpaid interest of $13 million and a one-time make-whole payment of $19 million, which was included in interest expense as discussed in Note 4.

As at June 30, 2022, the Company had outstanding commercial paper of $215 million maturing at various dates with a weighted average interest rate of approximately 2.47 percent. The Company intends to repay the commercial paper balance before December 31, 2022.

As at June 30, 2022, total long-term debt had a carrying value of $3,902 million and a fair value of $4,094 million (as at December 31, 2021 - carrying value of $4,786 million and a fair value of $5,804 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.
11.	Other Liabilities and Provisions

	As at	As at
	June 30,	December 31,
	2022	2021

Finance Lease Obligations	$30	$33
Pensions and Other Post-Employment Benefits	101	104
Long-Term Incentive Costs (See Note 15)	7	36
Other Derivative Contracts (See Notes 17, 18)	5	5
Other	11	12
	$154	$190

12.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at June 30, 2022		As at December 31, 2021
	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	258.0	$3	259.8	$3
Shares of Common Stock Purchased	(4.5)	-	(3.1)	-
Shares of Common Stock Issued	2.4	-	1.3	-
Shares of Common Stock Outstanding, End of Period	255.9	$3	258.0	$3

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 2.4 million shares of common stock during the six months ended June 30, 2022 (1.3 million shares of common stock during the twelve months ended December 31, 2021) as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On September 28, 2021, the Company announced it had received regulatory approval to commence a NCIB that enables the Company to purchase, for cancellation, up to approximately 26 million shares of common stock over a 12-month period from October 1, 2021 to September 30, 2022.

During the three months ended June 30, 2022, the Company purchased approximately 2.8 million shares for total consideration of approximately $135 million. Of the amount paid, $21 thousand was charged to share capital and $135 million was charged to paid in surplus.

During the six months ended June 30, 2022, the Company purchased approximately 4.5 million shares for total consideration of approximately $206 million. Of the amount paid, $35 thousand was charged to share capital and $206 million was charged to paid in surplus.

All purchases were made in accordance with the NCIB at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

Dividends

During the three months ended June 30, 2022, the Company declared and paid dividends of $0.25 per share of common stock totaling $64 million (2021 - $0.09375 per share of common stock totaling $25 million).

During the six months ended June 30, 2022, the Company declared and paid dividends of $0.45 per share of common stock totaling $116 million (2021 - $0.1875 per share of common stock totaling $49 million).

On August 3, 2022, the Board of Directors declared a dividend of $0.25 per share of common stock payable on September 30, 2022 to shareholders of record as of September 15, 2022.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ millions, except per share amounts)	2022	2021	2022	2021

Net Earnings (Loss)	$1,357	$(205)	$1,116	$104

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	257.2	261.1	257.3	260.6
Effect of dilutive securities (1)	3.4	-	4.8	5.3
Weighted Average Shares of Common Stock Outstanding - Diluted	260.6	261.1	262.1	265.9

Net Earnings (Loss) per Share of Common Stock
Basic	$5.28	$(0.79)	$4.34	$0.40
Diluted (1)	5.21	(0.79)	4.26	0.39

(1)

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

13.	Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$1,072	$1,061	$1,044	$1,042
Change in Foreign Currency Translation Adjustment	(59)	25	(31)	44
Balance, End of Period	$1,013	$1,086	$1,013	$1,086

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$47	$33	$48	$34

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 16)	(3)	(3)	(4)	(4)
Income taxes	1	1	1	1
Balance, End of Period	$45	$31	$45	$31
Total Accumulated Other Comprehensive Income	$1,058	$1,117	$1,058	$1,117

14.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at June 30, 2022, VMLP provides approximately 1,160 MMcf/d of natural gas gathering and compression and 923 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from nine to 23 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,616 million as at June 30, 2022. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 20 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at June 30, 2022, accounts payable and accrued liabilities included $0.9 million related to the take or pay commitment.

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

During the second quarter of 2022, Ovintiv’s shareholders approved an increase to the number of shares of common stock held in reserve for issuance under the Company’s stock-based compensation plans. Accordingly, certain awards were modified and reclassified as equity-settled share-based payment transactions at the modification date. The modification date fair value of the awards was US$56.72 per share and C$72.17 per share for the U.S. dollar denominated and Canadian dollar denominated awards, respectively. The modification impacted all employees and there was no incremental compensation cost recognized at the modification date.

The following weighted average assumptions were used to determine the fair value of TSAR and SAR units outstanding:

	As at June 30, 2022		As at June 30, 2021
	US$ SAR Share Units	C$ TSAR Share Units	US$ SAR Share Units	C$ TSAR Share Units

Risk Free Interest Rate	3.12%	3.12%	0.44%	0.44%
Dividend Yield	2.26%	2.23%	1.19%	1.20%
Expected Volatility Rate (1)	107.62%	106.01%	105.96%	104.94%
Expected Term	1.7 yrs	1.7 yrs	1.7 yrs	1.7 yrs
Market Share Price	US$44.19	C$56.94	US$31.47	C$39.07
Weighted Average Grant Date Fair Value	US$39.92	C$56.97	US$36.98	C$50.16
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Total Compensation Costs of Transactions Classified as Cash-Settled	$1	$42	$90	$82
Total Compensation Costs of Transactions Classified as Equity-Settled	21	7	31	18
Less: Total Share-Based Compensation Costs Capitalized	(7)	(9)	(16)	(16)
Total Share-Based Compensation Expense (Recovery)	$15	$40	$105	$84

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$8	$9	$19	$18
Administrative	7	31	86	66
	$15	$40	$105	$84

As at June 30, 2022, the liability for cash-settled share-based payment transactions totaled $105 million ($114 million as at December 31, 2021), of which $98 million ($78 million as at December 31, 2021) is recognized in accounts payable and accrued liabilities and $7 million ($36 million as at December 31, 2021) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Six Months Ended June 30, 2022 (thousands of units)

RSUs	1,408
PSUs	480
DSUs	6

16.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the six months ended June 30 as follows:

	Pension Benefits		OPEB		Total
	2022	2021	2022	2021	2022	2021

Net Defined Periodic Benefit Cost	$-	$-	$(2)	$(1)	$(2)	$(1)
Defined Contribution Plan Expense	12	13	-	-	12	13
Total Benefit Plans Expense	$12	$13	$(2)	$(1)	$10	$12

Of the total benefit plans expense, $10 million (2021 - $12 million) was included in operating expense and $3 million (2021 - $3 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $3 million (2021 - gains of $3 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the six months ended June 30 is as follows:

	Defined Benefits		OPEB		Total
	2022	2021	2022	2021	2022	2021

Service Cost	$-	$-	$1	$2	$1	$2
Interest Cost	3	3	1	1	4	4
Expected Return on Plan Assets	(3)	(3)	-	-	(3)	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(4)	(4)	(4)	(4)
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$(2)	$(1)	$(2)	$(1)

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

17.	Fair Value Measurements

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

As at June 30, 2022	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$8	$36	$2	$46	$(37)	$9
Long-term assets	-	10	2	12	(8)	4
Foreign Currency Derivatives:
Current assets	-	1	-	1	(1)	-

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$821	$445	$1,266	$(37)	$1,229
Long-term liabilities	-	22	1	23	(8)	15
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	(1)	(1)

Other Derivative Contracts (2)
Current in accounts receivable and accrued revenues	$-	$-	$7	$7	$-	$7
Current in accounts payable and accrued liabilities	-	1	-	1	-	1
Long-term in other liabilities and provisions	-	5	-	5	-	5

As at December 31, 2021	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$10	$-	$10	$(10)	$-
Long-term assets	-	1	-	1	(1)	-
Foreign Currency Derivatives:
Current assets	-	5	-	5	(4)	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$536	$181	$717	$(10)	$707
Long-term liabilities	-	26	-	26	(1)	25
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	(4)	(4)

Other Derivative Contracts (2)
Current in accounts receivable and accrued revenues	$-	$-	$9	$9	$-	$9
Current in accounts payable and accrued liabilities	-	1	-	1	-	1
Long-term in other liabilities and provisions	-	5	-	5	-	5
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)	Includes credit derivatives and contingent consideration associated with certain prior years’ divestitures.

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

Level 3 Fair Value Measurements

As at June 30, 2022, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and a contingent consideration derivative contract tied to WTI with terms to 2023. The WTI three-way options are a combination of a sold call, a bought put and a sold put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with partial downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Six Months Ended
	June 30,
	2022	2021

Balance, Beginning of Year	$(172)	$(74)
Total Gains (Losses)	(683)	(569)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances (1)	-	6
Settlements	420	215
Transfers Out of Level 3	-	-
Balance, End of Period	$(435)	$(422)
Change in Unrealized Gains (Losses) During the Period Included in Net Earnings (Loss)	$(263)	$(354)
(1)

Purchases, sales and issuances for the six months ended June 30, 2021, reflects the fair value of the contingent consideration arrangement at the closing date of the Duvernay asset divestiture discussed in Note 7.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at June 30, 2022:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	14% - 83%	57%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $10 million ($15 million as at December 31, 2021) increase or decrease to net risk management assets and liabilities.

18.	Financial Instruments and Risk Management

A)  Financial Instruments

Ovintiv’s financial assets and liabilities are recognized in cash and cash equivalents, accounts receivable and accrued revenues, other assets, accounts payable and accrued liabilities, risk management assets and liabilities, long-term debt, and other liabilities and provisions.

B)  Risk Management Activities

Ovintiv uses derivative financial instruments to manage its exposure to fluctuating commodity prices and foreign currency exchange rates. The Company does not apply hedge accounting to any of its derivative financial instruments. As a result, gains and losses from changes in the fair value are recognized in net earnings (loss).

Commodity Price Risk

Commodity price risk arises from the effect that fluctuations in future commodity prices may have on revenues from production. To partially mitigate exposure to commodity price risk, the Company has entered into various derivative financial instruments.  The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2022, the Company has entered into $200 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2848 to US$1, which mature monthly through the remainder of 2022 and $150 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2909 to US$1, which mature monthly throughout the first half of 2023.

Risk Management Positions as at June 30, 2022

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	5.0 Mbbls/d	2022	60.16	$(35)

WTI Three-Way Options
Sold call / bought put / sold put	75.0 Mbbls/d	2022	70.79 / 60.82 / 49.33	(417)
Sold call / bought put / sold put	24.9 Mbbls/d	2023	116.34 / 65.51 / 50.00	(25)

Basis Contracts (1)		2022		1

Other Financial Positions				1
Oil and NGLs Fair Value Position				(475)

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	365 MMcf/d	2022	2.60	(203)

NYMEX Three-Way Options
Sold call / bought put / sold put	418 MMcf/d	2022	3.02 / 2.75 / 2.00	(202)
Sold call / bought put / sold put	246 MMcf/d	2023	7.80 / 3.48 / 2.45	(21)

NYMEX Costless Collars
Sold call / bought put	200 MMcf/d	2022	2.85 / 2.55	(103)

NYMEX Call Options
Sold call	330 MMcf/d	2022	2.38	(197)

Basis Contracts (2)		2022		(14)
		2023		(7)
		2024 - 2025		(8)

Other Financial Positions				(1)
Natural Gas Fair Value Position				(756)

Other Derivative Contracts
Fair Value Position (3)				1

Foreign Currency Contracts
Fair Value Position (4)		2022 - 2023		1
Total Fair Value Position				$(1,229)

(1)	Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Malin, Waha, Houston Ship Channel and NYMEX.
(3)	Includes credit derivatives and contingent consideration associated with certain prior years’ divestitures.
(4)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(808)	$(223)	$(1,254)	$(379)
Foreign Currency Derivatives:
Foreign exchange	1	11	2	18
	$(807)	$(212)	$(1,252)	$(361)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$513	$(576)	$(499)	$(847)
Foreign Currency Derivatives:
Foreign exchange	(7)	(6)	(4)	(8)
	$506	$(582)	$(503)	$(855)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(295)	$(799)	$(1,753)	$(1,226)
Foreign Currency Derivatives:
Foreign exchange	(6)	5	(2)	10
	$(301)	$(794)	$(1,755)	$(1,216)

(1)	Includes realized gains of nil and $2 million for the three and six months ended June 30, 2022, respectively (2021 - gains of $1 million, respectively), related to other derivative contracts.
(2)	Includes unrealized gains of nil for the three and six months ended June 30, 2022, respectively (2021 - gains of $1 million and $3 million, respectively), related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to June 30

	2022		2021
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(724)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(1,755)	$(1,755)	$(1,216)
Settlement of Other Derivative Contracts	(2)
Fair Value of Contracts Realized During the Period	1,252	1,252	361
Fair Value of Contracts, End of Period	$(1,229)	$(503)	$(855)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 17 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	June 30,	December 31,
	2022	2021

Risk Management Assets
Current	$9	$1
Long-term	4	-
	13	1

Risk Management Liabilities
Current	1,228	703
Long-term	15	25
	1,243	728

Other Derivative Contract Assets
Current in accounts receivable and accrued revenues	7	9
	7	9

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	1	1
Long-term in other liabilities and provisions	5	5
	6	6
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(1,229)	$(724)

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at June 30, 2022, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $66 million and $20 million, respectively, as disclosed in Note 17. The Company had no significant credit derivatives in place and held no collateral at June 30, 2022.

As at June 30, 2022, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at June 30, 2022, approximately 87 percent (90 percent as at December 31, 2021) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements expire in June 2024 with a fair value recognized of $6 million as at June 30, 2022 ($6 million as at December 31, 2021). The maximum potential amount of undiscounted future payments is $46 million as at June 30, 2022, and is considered unlikely.

19.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating Activities
Accounts receivable and accrued revenues	$(162)	$(96)	$(663)	$(262)
Accounts payable and accrued liabilities	242	76	395	198
Current portion of operating lease liabilities	11	(1)	11	4
Income tax receivable and payable	42	43	44	25
	$133	$22	$(213)	$(35)

B)	Non-Cash Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(28)	$(5)	$(52)	$(18)
Non-Cash Investing Activities
Property, plant and equipment accruals	$5	(67)	$46	$(37)
Capitalized long-term incentives	(2)	7	3	7
Property additions/dispositions (swaps)	32	2	36	6
Contingent consideration (See Note 7)	-	6	-	6

20.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at June 30, 2022:

	Expected Future Payments
(undiscounted)	2022	2023	2024	2025	2026	Thereafter	Total

Transportation and Processing	$370	$740	$585	$441	$426	$1,921	$4,483
Drilling and Field Services	132	40	-	-	-	-	172
Building Leases	4	9	9	8	2	-	32
Total	$506	$789	$594	$449	$428	$1,921	$4,687

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2022 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2021, which are included in Items 8 and 7, respectively, of the 2021 Annual Report on Form 10‑K.

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

Ovintiv is delivering results in a socially and environmentally responsible manner. Thoughtfully developed best practices are deployed across its assets, allowing the Company to capitalize on operational efficiencies and decrease emissions intensity. The Company’s sustainability reporting, which outlines its key metrics, new targets and progress achieved relating to ESG practices can be found in the Company Outlook section of this MD&A and on the Company’s sustainability website.

Ovintiv continually reviews and evaluates its strategy and changing market conditions in order to maximize cash flow generation from its Core Assets located in some of the best plays in North America. As at June 30, 2022, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These Core Assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

Underpinning Ovintiv’s strategy are core values of one, agile, innovative and driven, which guide the organization to be collaborative, responsive, flexible and determined. The Company is committed to excellence with a passion to drive corporate financial performance and shareholder value.

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

Highlights

During the first six months of 2022, the Company focused on executing its 2022 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, minimizing the impact of inflation and delivering cash from operating activities. Higher upstream product revenues in the first six months of 2022 compared to 2021 resulted from higher average realized prices, excluding the impact of risk management activities. Increases in average natural gas and realized liquids prices of 96 percent and 63 percent, respectively, were primarily due to higher benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

The Company delivered significant cash from operating activities of $2,029 million which included a net realized loss of $1,252 million on settlement of commodity and foreign exchange risk management positions.

Significant Developments and Subsequent Events

•

On May 9, 2022, Ovintiv announced an increase of 25 percent to its quarterly dividend payment representing an annualized dividend of $1.00 per share of common stock as part of the Company’s commitment to returning capital to shareholders.

•

On May 9, 2022, Ovintiv issued a notice to the trustee to redeem the Company’s $1.0 billion, 5.625 percent senior notes due July 1, 2024. The senior notes were redeemed on June 10, 2022 with cash on hand and other existing sources of liquidity. The debt redemption will result in annualized interest savings of approximately $55 million.

•

On July 6, 2022, Ovintiv announced it has reached an agreement with two counterparties to sell portions of its Uinta and Bakken assets for approximately $250 million, before closing adjustments. The sales are subject to ordinary closing conditions, regulatory approvals and other adjustments, and are expected to close in the third quarter of 2022. The transactions have an effective date of April 1, 2022.

•

On July 6, 2022, Ovintiv elected to accelerate the increase in cash returns to shareholders as a result of the Company’s continued strong financial performance and the recently announced asset sales. Beginning in the third quarter of 2022, the Company will increase its cash return to shareholders from 25 percent to 50 percent of Non-GAAP Cash Flow in excess of capital expenditures and base dividends. Ovintiv plans to deliver the additional shareholder returns through share buybacks under its current NCIB.

Financial Results

Three months ended June 30, 2022

•	Reported net earnings of $1,357 million, including net losses on risk management in revenues of $295 million, before tax.
•	Generated cash from operating activities of $1,344 million, Non-GAAP Cash Flow of $1,224 million and Non‑GAAP Cash Flow Margin of $26.90 per BOE.
•	Purchased for cancellation, approximately 2.8 million shares of common stock for total consideration of approximately $135 million.
•	Paid dividends of $0.25 per share of common stock totaling $64 million.
•	Repurchased in the open market approximately $55 million in principal amount of the Company’s senior notes.
•	Reduced total long-term debt by $873 million during the second quarter.

Six months ended June 30, 2022

•	Reported net earnings of $1,116 million, including net losses on risk management in revenues of $1,753 million, before tax.
•	Generated cash from operating activities of $2,029 million, Non-GAAP Cash Flow of $2,267 million and Non‑GAAP Cash Flow Margin of $25.05 per BOE.
•	Purchased for cancellation, approximately 4.5 million shares of common stock for total consideration of approximately $206 million.

•	Paid dividends of $0.45 per share of common stock totaling $116 million.
•	Repurchased in the open market approximately $61 million in principal amount of the Company’s senior notes.
•

Had $3.6 billion in total liquidity as at June 30, 2022, which included available credit facilities of $3.5 billion, available uncommitted demand lines of $308 million, and cash and cash equivalents of $8 million, net of outstanding commercial paper of $215 million.

•	Reduced total long-term debt by $884 million during the first six months.
•	Reported Net Debt to Adjusted EBITDA of 1.0 times.

Capital Investment

•	Executed the Company’s 2022 capital plan with expenditures totaling $962 million for the six months ended June 30, 2022, of which $767 million, or 80 percent, was directed to the Core Assets.
•

Focused on highly efficient capital activity to minimize the impact of inflation as well as short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices.

Production

Three months ended June 30, 2022

•

Produced average liquids volumes of 262.4 Mbbls/d, which accounted for 52 percent of total production volumes. Average oil and plant condensate volumes of 175.4 Mbbls/d, represented 67 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,426 MMcf/d, which accounted for 48 percent of total production volumes.

Six months ended June 30, 2022

•

Produced average liquids volumes of 257.3 Mbbls/d, which accounted for 51 percent of total production volumes. Average oil and plant condensate volumes of 174.2 Mbbls/d, represented 68 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,456 MMcf/d, which accounted for 49 percent of total production volumes.

Operating Expenses

•

Incurred Total Costs in the first six months of 2022 of $1,456 million, or $16.08 per BOE, an increase of $179 million or $3.16 per BOE compared to the first six months of 2021. Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items impacting Total Costs in the first six months of 2022 compared to 2021 include:

o	Higher production, mineral and other taxes of $79 million, driven by higher commodity prices;
o	Higher upstream transportation and processing expenses of $67 million, primarily due to higher variable contract rates in Permian, Anadarko and Uinta resulting from higher commodity prices;
o

Higher upstream operating expenses, excluding long-term incentive costs, of $54 million, primarily due to inflationary pressures as a result of the higher commodity price environment and increased activity relating to discretionary workovers in Anadarko, Permian, Uinta and Montney; and

o

Lower administrative expenses, excluding long-term incentive, restructuring and legal costs, and current expected credit losses, of $21 million, primarily due to a decrease in consulting and operating lease costs.

•	Total Operating Expenses in the first six months of 2022 of $4,387 million increased by $931 million.

Additional information on Total Costs items and Total Operating Expenses above can be found in the Results of Operations section of this MD&A.

2022 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

During the first six months of 2022, oil prices have seen significant upward pressures mainly caused by continued OPEC+ production restraint, increasing global demand for oil and supply uncertainties resulting from the Russian invasion of Ukraine. Global sanctions on Russian oil may continue to impact market supply and sentiment, furthering the upward pressure on prices.

Oil prices for the remainder of 2022 will continue to be impacted by the resiliency of the global economy and supply chain constraints, OPEC+ production levels, the pace of recovering U.S. production, the ongoing Russian invasion of Ukraine as well as the evolution of the coronavirus (“COVID-19”). Recent global recessionary concerns and tightening of monetary policies by central banks weighs on market sentiment and could impact demand, subsequently driving prices down. OPEC+ announced that its planned production increases are expected to end in August but it will continue to meet regularly to review the state of global oil supply, demand and inventory levels. Although the COVID-19 pandemic continues to impact economies with the emergence of variants, vaccine rollout/uptake and the relaxing of restrictions have lessened the impact on global markets.

Natural Gas Markets

Natural gas prices are primarily impacted by structural changes in supply and demand as well as deviations from seasonally normal weather. Upward pressures on natural gas prices during the first six months of 2022 resulted from slow U.S. production growth, strong domestic coal prices and low coal inventory resulting in an increased demand on natural gas for power generation, and colder than normal weather during the second half of January and early February.

Natural gas prices for the remainder of 2022 will continue to be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of LNG, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from the Russian invasion of Ukraine.

Company Outlook

The Company continues to exercise discretion and discipline to optimize capital allocation throughout 2022 as oil demand recovers and the commodity price environment evolves. Ovintiv pursues innovative ways to reduce upstream operating and administrative expenses and expects to benefit from durable cost savings and efficiencies to minimize the impact of inflation and maximize cash flows.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. While the market price for oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. To mitigate price volatility and provide more certainty around cash flows, the Company enters into derivative financial instruments. As at June 30, 2022, the Company has hedged approximately 80.0 Mbbls/d of expected oil and condensate production and 1,313 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company continues to execute its 2022 capital investment program, the majority of which is allocated to the Core Assets, with a focus on maximizing returns from high margin liquids and minimizing the impact of inflation to optimize cash flows. During the first six months of 2022, the Company invested $962 million, which was within first half of 2022 guidance range of $875 million to $1,075 million. Of the $962 million in capital expenditures, the Company directed $351 million to Permian, $236 million to Anadarko, $180 million to Montney, with the remainder primarily directed to other upstream assets.

In May 2022, Ovintiv updated its full year 2022 capital investment guidance to a range of $1.7 billion to $1.8 billion to allow for incremental inflationary pressures resulting from the higher commodity price environment. The Company does not expect the recent divestiture announcements to have a significant impact on its capital program and expects capital investment to be mostly allocated to the Core Assets. The Company plans to fund the remainder of its 2022 capital investment program using cash from operations.

Ovintiv continually strives to improve well performance and lower costs through innovative techniques. Ovintiv’s redesigned wet sand sourcing model, which incorporates on-site sand storage and delivery systems, helps to prevent mine and trucking delays, thereby increasing truck productivity to enable smooth integration with local mine access. This model increases operational efficiencies and contributes to well cost savings as well as providing increased resiliency against winter weather. Ovintiv's large-scale cube development model utilizes multi-well pads and advanced completion designs to maximize returns and resource recovery from its reservoirs. Ovintiv’s disciplined capital program and continuous innovation create flexibility to allocate capital in changing commodity markets to minimize the impact of inflation and maximize cash flows while preserving the long-term value of the Company’s multi-basin portfolio.

Production

Ovintiv is strategically positioned in the current environment to maintain a flat liquids production profile while generating significant cash flows in excess of capital expenditures.

During the second quarter of 2022, average oil and plant condensate production volumes were 175.4 Mbbls/d and other NGLs were 87.0 Mbbls/d, which exceeded second quarter guidance of 172.0 Mbbls/d to 175.0 Mbbls/d and 78.0 Mbbls/d to 82.0 Mbbls/d, respectively. Average natural gas production volumes were 1,426 MMcf/d, which were below second quarter guidance of 1,435 MMcf/d to 1,465 MMcf/d, primarily due to higher royalty rates in the Canadian Operations resulting from higher commodity prices.

During the first six months of 2022, average oil and plant condensate production volumes were 174.2 Mbbls/d, other NGLs were 83.1 Mbbls/d and natural gas were 1,456 MMcf/d. The Company is on track to meet its full year 2022 guidance range for oil and plant condensate production volumes of approximately 177.0 Mbbls/d to 180.0 Mbbls/d and other NGLs production volumes of approximately 82.0 Mbbls/d to 84.0 Mbbls/d. The Company is also on track to meet its full year 2022 guidance range for natural gas production volumes of approximately 1,450 MMcf/d to 1,475 MMcf/d. Full year 2022 guidance ranges have been adjusted to reflect the recently announced sales of the assets located in the Uinta and Bakken basins, and the impact of higher than expected Canadian royalty rates.

Operating Expenses

With rising activity in the oil and gas industry and strengthening of commodity prices, service and supply costs are expected to continue to increase. Ovintiv continues to pursue innovative ways to reduce upstream operating and administrative expenses, and strives to minimize any inflationary pressures with efficiency improvements and effective supply chain management.

In May 2022, Ovintiv updated its full year Total Costs guidance range to be $15.75 per BOE to $16.25 per BOE, based on commodity prices of $100.00 per barrel for WTI oil and $6.00 per MMBtu for NYMEX natural gas. The update was primarily due to incremental inflationary pressures resulting from the higher commodity price environment. Total Costs of $16.71 per BOE in the second quarter of 2022 was higher than guidance, primarily due to higher than expected commodity prices which increased upstream operating expenses, excluding long-term incentive costs, by $0.36 per BOE and increased production taxes by $0.27 per BOE. Second quarter Total Costs per BOE is within guidance excluding the impact of higher than expected commodity prices.

In August 2022, Ovintiv further updated its full year Total Costs guidance range to be $16.35 per BOE to $16.60 per BOE, based on the commodity prices of $100.00 per barrel for WTI oil and $8.00 per MMBtu for NYMEX natural gas. The updated Total Costs guidance reflects higher than expected natural gas prices for the remainder of the year and additional contracted downstream transport capacity in Montney and Permian. Total Costs is defined in the Non-GAAP Measures section of this MD&A.

Long-Term Debt Reduction

Ovintiv remains focused on strengthening its balance sheet. Since the second quarter of 2020, the Company has allocated $3,464 million in excess cash flows to reduce its total long-term debt balance. The Company expects to achieve its Net Debt balance of $3.0 billion in the second half of 2022.

In conjunction with the Company’s plan to reduce its Net Debt, Ovintiv redeemed its $1.0 billion, 5.625 percent senior notes due July 1, 2024 in June 2022, with cash on hand and other existing sources of liquidity. The debt redemption will result in annualized interest savings of approximately $55 million. In addition, the Company repurchased a portion of its 6.5 percent senior notes due August 2034, its 6.5 percent senior notes due February 2038 and its 5.15 percent senior notes due November 2041 in the open market during the first six months of 2022. The aggregate principal cash payments related to the note repurchases in the first six months of 2022 were $61 million, plus accrued interest and premium.

As at June 30, 2022, the Company had $215 million of commercial paper outstanding under its U.S. commercial paper (“U.S. CP”) programs and no outstanding balances under its revolving credit facilities. Ovintiv intends to repay the U.S. CP balance before December 31, 2022.

Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Liquidity and Capital Resources section of this MD&A, respectively.

Additional information on Ovintiv’s discrete third quarter and updated full year 2022 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

Environmental, Social and Governance

Ovintiv recognizes the importance of reducing its environmental footprint and voluntarily participates in certain emission reduction programs. The Company has adopted a range of strategies to help reduce emissions from its operations. These strategies include incorporating new and proven technologies and optimizing processes in its operations and working closely with third-party providers to develop best practices. The Company continues to look for innovative techniques and efficiencies to help maintain its commitment to emission reductions.

The Company is in full alignment with the World Bank Zero Routine Flaring initiative, well ahead of the World Bank’s target date of 2030.

During the first quarter of 2022, the Company announced a Scope 1&2 GHG emissions intensity reduction target of 50 percent compared to 2019 levels, to be achieved by 2030. The GHG emissions reduction target is tied to the 2022 annual compensation program for all employees.

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

Results of Operations

Selected Financial Information

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

Product and Service Revenues
Upstream product revenues	$2,887	$1,723	$5,211	$3,317
Market optimization	1,127	748	2,209	1,400
Service revenues (1)	-	2	1	3
Total Product and Service Revenues	4,014	2,473	7,421	4,720

Gains (Losses) on Risk Management, Net	(295)	(799)	(1,753)	(1,226)
Sublease Revenues	17	18	35	36
Total Revenues	3,736	1,692	5,703	3,530

Total Operating Expenses (2)	2,220	1,813	4,387	3,456
Operating Income (Loss)	1,516	(121)	1,316	74
Total Other (Income) Expenses	94	84	140	146
Net Earnings (Loss) Before Income Tax	1,422	(205)	1,176	(72)
Income Tax Expense (Recovery)	65	-	60	(176)

Net Earnings (Loss)	$1,357	$(205)	$1,116	$104
(1)	Service revenues include amounts related to the USA and Canadian Operations.
(2)	Total Operating Expenses include non-cash items such as DD&A, accretion of asset retirement obligations and long-term incentive costs.

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

Benchmark Prices

	Three months ended June 30,		Six months ended June 30,
(average for the period)	2022	2021	2022	2021

Oil & NGLs
WTI ($/bbl)	$108.41	$66.07	$101.35	$61.96
Houston ($/bbl)	109.81	67.02	102.76	63.19
Edmonton Condensate (C$/bbl)	138.41	81.52	130.25	77.50

Natural Gas
NYMEX ($/MMBtu)	$7.17	$2.83	$6.06	$2.76
AECO (C$/Mcf)	6.27	2.85	5.43	2.89
Dawn (C$/MMBtu)	9.23	3.42	7.41	3.70

Production Volumes and Realized Prices

	Three months ended June 30,				Six months ended June 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2022	2021	2022	2021	2022	2021	2022	2021

Oil (Mbbls/d, $/bbl)
USA Operations	132.7	148.2	$108.58	$63.65	130.4	146.9	$101.05	$60.04
Canadian Operations	0.1	0.3	100.11	60.68	0.1	0.6	91.79	54.58
Total	132.8	148.5	108.57	63.65	130.5	147.5	101.04	60.02

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	10.1	10.5	86.56	55.54	9.7	10.1	85.87	53.44
Canadian Operations	32.5	41.8	107.78	64.85	34.0	41.8	101.79	61.07
Total	42.6	52.3	102.74	62.98	43.7	51.9	98.26	59.58

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	72.6	69.2	34.88	20.10	68.7	65.2	34.26	20.31
Canadian Operations	14.4	16.7	47.84	23.88	14.4	16.6	44.56	25.33
Total	87.0	85.9	37.03	20.83	83.1	81.8	36.04	21.34

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	215.4	227.9	82.70	50.05	208.8	222.2	78.36	48.09
Canadian Operations	47.0	58.8	89.39	53.19	48.5	59.0	84.77	50.91
Total	262.4	286.7	83.90	50.70	257.3	281.2	79.57	48.68

Natural Gas (MMcf/d, $/Mcf)
USA Operations	485	497	6.87	2.60	479	478	5.86	2.78
Canadian Operations	941	1,110	6.73	2.81	977	1,113	5.61	2.96
Total	1,426	1,607	6.78	2.75	1,456	1,591	5.69	2.91

Total Production (MBOE/d, $/BOE)
USA Operations	296.1	310.8	71.39	40.87	288.8	301.8	66.40	39.80
Canadian Operations	203.9	243.8	51.70	25.67	211.2	244.7	45.39	25.79
Total	500.0	554.6	63.36	34.20	500.0	546.5	57.52	33.54

Production Mix (%)
Oil & Plant Condensate	35	36			35	36
NGLs – Other	17	16			16	15
Total Oil & NGLs	52	52			51	51
Natural Gas	48	48			49	49

Production Change
Year Over Year (%) (3)
Total Oil & NGLs	(8)	3			(8)	(4)
Natural Gas	(11)	4			(8)	2
Total Production	(10)	3			(9)	(1)

Core Assets Production
Oil (Mbbls/d)	99.2	115.9			98.2	108.8
NGLs – Plant Condensate (Mbbls/d)	41.3	50.1			42.5	48.9
NGLs – Other (Mbbls/d)	78.8	78.5			75.6	73.8
Total Oil & NGLs (Mbbls/d)	219.3	244.5			216.3	231.5
Natural Gas (MMcf/d)	1,340	1,500			1,371	1,467
Total Production (MBOE/d)	442.6	494.5			444.8	475.9
% of Total Production	89	89			89	87
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

	Three months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2021 Upstream Product Revenues (1)	$859	$300	$162	$401	$1,722
Increase (decrease) due to:
Sales prices	543	156	131	523	1,353
Production volumes	(90)	(57)	1	(45)	(191)
2022 Upstream Product Revenues	$1,312	$399	$294	$879	$2,884

	Six months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2021 Upstream Product Revenues (1)	$1,602	$559	$315	$838	$3,314
Increase (decrease) due to:
Sales prices	969	308	224	733	2,234
Production volumes	(184)	(90)	3	(71)	(342)
2022 Upstream Product Revenues	$2,387	$777	$542	$1,500	$5,206
(1)

Revenues for the second quarter and first six months of 2022 exclude certain other revenue and royalty adjustments with no associated production volumes of $3 million and $5 million, respectively (2021 - $1 million and $3 million, respectively).

Oil Revenues

Three months ended June 30, 2022 versus June 30, 2021

Oil revenues were higher by $453 million compared to the second quarter of 2021 primarily due to:

•

An increase of $44.92 per bbl, or 71 percent, in the average realized oil prices which increased revenues by $543 million. The increase reflected higher WTI and Houston benchmark prices which were both up 64 percent and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 15.7 Mbbls/d decreased revenues by $90 million. Lower volumes were primarily due to natural changes in commodity composition of Permian wells (12.9 Mbbls/d), the sale of the Eagle Ford assets in the second quarter of 2021 (7.5 Mbbls/d) and natural declines in Anadarko (3.4 Mbbls/d), partially offset by successful drilling in Uinta and Bakken (9.9 Mbbls/d).

Six months ended June 30, 2022 versus June 30, 2021

Oil revenues were higher by $785 million compared to the first six months of 2021 primarily due to:

•

An increase of $41.02 per bbl, or 68 percent, in the average realized oil prices which increased revenues by $969 million. The increase reflected higher WTI and Houston benchmark prices which were up 64 percent and 63 percent, respectively; and

•

Lower average oil production volumes of 17.0 Mbbls/d decreased revenues by $184 million. Lower volumes were primarily due to the sale of the Eagle Ford assets in the second quarter of 2021 (12.1 Mbbls/d), natural changes in commodity composition of Permian wells (7.6 Mbbls/d) and natural declines in Anadarko (5.1 Mbbls/d), partially offset by successful drilling in Uinta and Bakken (6.2 Mbbls/d) and severe winter weather conditions in Permian, Anadarko and Eagle Ford during the first quarter of 2021 (3.9 Mbbls/d).

NGL Revenues

Three months ended June 30, 2022 versus June 30, 2021

NGL revenues were higher by $231 million compared to the second quarter of 2021 primarily due to:

•

An increase of $39.76 per bbl, or 63 percent, in the average realized plant condensate prices which increased revenues by $156 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 70 percent and 64 percent, respectively, partially offset by lower regional pricing relative to the WTI benchmark price in Canadian Operations;

•

An increase of $16.20 per bbl, or 78 percent, in the average realized other NGL prices which increased revenues by $131 million. The increase reflected higher other NGL benchmark prices and higher regional pricing; and

•

Lower average plant condensate production volumes of 9.7 Mbbls/d decreased revenues by $57 million. Lower volumes were primarily due to natural declines in Montney (4.8 Mbbls/d) and higher royalties resulting from higher commodity prices in Montney (3.6 Mbbls/d).

Six months ended June 30, 2022 versus June 30, 2021

NGL revenues were higher by $445 million compared to the first six months of 2021 primarily due to:

•

An increase of $38.68 per bbl, or 65 percent, in the average realized plant condensate prices which increased revenues by $308 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 68 percent and 64 percent, respectively, partially offset by lower regional pricing relative to the WTI benchmark price in Canadian Operations;

•

An increase of $14.70 per bbl, or 69 percent, in the average realized other NGL prices which increased revenues by $224 million. The increase reflected higher other NGL benchmark prices and higher regional pricing; and

•

Lower average plant condensate production volumes of 8.2 Mbbls/d decreased revenues by $90 million. Lower volumes were primarily due to higher royalties resulting from higher commodity prices in Montney (3.4 Mbbls/d), the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (2.4 Mbbls/d) and natural declines in Montney (2.3 Mbbls/d).

Natural Gas Revenues

Three months ended June 30, 2022 versus June 30, 2021

Natural gas revenues were higher by $478 million compared to the second quarter of 2021 primarily due to:

•

An increase of $4.03 per Mcf, or 147 percent, in the average realized natural gas prices which increased revenues by $523 million. The increase reflected higher Dawn, NYMEX and AECO benchmark prices which were up 170 percent, 153 percent and 120 percent, respectively; and

•

Lower average natural gas production volumes of 181 MMcf/d decreased revenues by $45 million primarily due to higher royalties resulting from higher commodity prices in Montney (152 MMcf/d) and the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (22 MMcf/d).

Six months ended June 30, 2022 versus June 30, 2021

Natural gas revenues were higher by $662 million compared to the first six months of 2021 primarily due to:

•

An increase of $2.78 per Mcf, or 96 percent, in the average realized natural gas prices which increased revenues by $733 million. The increase reflected higher NYMEX, Dawn and AECO benchmark prices which were up 120 percent, 100 percent and 88 percent, respectively; and

•

Lower average natural gas production volumes of 135 MMcf/d decreased revenues by $71 million primarily due to higher royalties resulting from higher commodity prices in Montney (127 MMcf/d), and the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (40 MMcf/d), partially offset by natural changes in commodity composition of Permian wells (22 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at June 30, 2022 can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(235)	$(167)	$(378)	$(284)
NGLs - Plant Condensate	(51)	(35)	(83)	(60)
NGLs - Other	-	(20)	-	(39)
Natural Gas	(522)	(2)	(795)	1
Other (2)	-	1	2	3
Total	(808)	(223)	(1,254)	(379)

Unrealized Gains (Losses) on Risk Management	513	(576)	(499)	(847)
Total Gains (Losses) on Risk Management, Net	$(295)	$(799)	$(1,753)	$(1,226)

	Three months ended June 30,		Six months ended June 30,
(Per-unit)	2022	2021	2022	2021

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(19.41)	$(12.38)	$(16.00)	$(10.64)
NGLs - Plant Condensate ($/bbl)	$(13.07)	$(7.39)	$(10.48)	$(6.43)
NGLs - Other ($/bbl)	$-	$(2.46)	$-	$(2.60)
Natural Gas ($/Mcf)	$(4.00)	$(0.01)	$(3.00)	$-
Total ($/BOE)	$(17.66)	$(4.44)	$(13.83)	$(3.86)
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

Market Optimization	$1,127	$748	$2,209	$1,400

Three months ended June 30, 2022 versus June 30, 2021

Market Optimization product revenues increased $379 million compared to the second quarter of 2021 primarily due to:

•	Higher oil and natural gas benchmark prices ($469 million);

partially offset by:

•

Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($51 million) and lower sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($39 million).

Six months ended June 30, 2022 versus June 30, 2021

Market Optimization product revenues increased $809 million compared to the first six months of 2021 primarily due to:

•

Higher oil and natural gas benchmark prices ($810 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($110 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($111 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

USA Operations	$115	$69	$205	$124
Canadian Operations	3	4	7	9
Total	$118	$73	$212	$133

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2022	2021	2022	2021

USA Operations	$4.25	$2.43	$3.92	$2.27
Canadian Operations	$0.15	$0.17	$0.16	$0.19
Production, Mineral and Other Taxes	$2.58	$1.44	$2.33	$1.34

Three months ended June 30, 2022 versus June 30, 2021

Production, mineral and other taxes increased $45 million compared to the second quarter of 2021 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($51 million), partially offset by the sale of the Eagle Ford assets in the second quarter of 2021 ($3 million).

Six months ended June 30, 2022 versus June 30, 2021

Production, mineral and other taxes increased $79 million compared to the first six months of 2021 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($87 million), partially offset by the sale of the Eagle Ford assets in the second quarter of 2021 ($9 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

USA Operations	$159	$126	$294	$239
Canadian Operations	253	248	484	472
Upstream Transportation and Processing	412	374	778	711

Market Optimization	41	44	81	86
Total	$453	$418	$859	$797

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2022	2021	2022	2021

USA Operations	$5.91	$4.44	$5.62	$4.38
Canadian Operations	$13.67	$11.24	$12.66	$10.68
Upstream Transportation and Processing	$9.08	$7.42	$8.60	$7.20

Three months ended June 30, 2022 versus June 30, 2021

Transportation and processing expense increased $35 million compared to the second quarter of 2021 primarily due to:

•

Higher variable contract rates in Permian, Uinta and Anadarko due to higher commodity prices ($32 million), higher downstream transport costs in Montney ($7 million), higher flow-through rates resulting from increased third-party plant operating costs and higher capital fees in Montney ($6 million), higher oil volumes in Uinta ($5 million) and higher costs relating to the diversification of the Company’s downstream markets ($4 million);

partially offset by:

•	A lower U.S./Canadian dollar exchanges rate ($9 million) and the sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($6 million).

Six months ended June 30, 2022 versus June 30, 2021

Transportation and processing expense increased $62 million compared to the first six months of 2021 primarily due to:

•

Higher variable contract rates in Permian, Anadarko and Uinta due to higher commodity prices ($41 million), higher downstream transport costs in Montney ($17 million), higher volumes in Permian and Uinta ($14 million), higher flow-through rates resulting from increased third-party plant operating costs and higher capital fees in Montney ($12 million), and higher costs relating to the diversification of the Company’s downstream markets ($8 million);

partially offset by:

•	The sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($18 million), and a lower U.S/Canadian dollar exchange rate ($10 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

USA Operations	$149	$117	$291	$246
Canadian Operations	25	25	62	53
Upstream Operating Expense	174	142	353	299

Market Optimization	6	7	15	14
Total	$180	$149	$368	$313

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2022	2021	2022	2021

USA Operations	$5.53	$4.16	$5.56	$4.51
Canadian Operations	$1.35	$1.11	$1.64	$1.17
Upstream Operating Expense (1)	$3.83	$2.82	$3.90	$3.02
(1)

Upstream Operating Expense per BOE for the second quarter and first six months of 2022 includes long-term incentive costs of $0.14/BOE and $0.16/BOE, respectively (2021 - $0.14/BOE and $0.15/BOE, respectively).

Three months ended June 30, 2022 versus June 30, 2021

Operating expense increased $31 million compared to the second quarter of 2021 primarily due to:

•	Inflationary pressures as a result of the higher commodity price environment and increased activity relating to discretionary workovers in Anadarko, Permian and Uinta ($33 million);

partially offset by:

•	The sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($5 million).

Six months ended June 30, 2022 versus June 30, 2021

Operating expense increased $55 million compared to the first six months of 2021 primarily due to:

•	Inflationary pressures as a result of the higher commodity price environment and increased activity relating to discretionary workovers in Anadarko, Permian, Uinta and Montney ($64 million);

partially offset by:

•	The sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($21 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

Market Optimization	$1,115	$733	$2,181	$1,337

Three months ended June 30, 2022 versus June 30, 2021

Purchased product expense increased $382 million compared to the second quarter of 2021 primarily due to:

•	Higher oil and natural gas benchmark prices ($468 million);

partially offset by:

•

Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($46 million) and lower third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($40 million).

Six months ended June 30, 2022 versus June 30, 2021

Purchased product expense increased $844 million compared to the first six months of 2021 primarily due to:

•	Higher oil and natural gas benchmark prices ($833 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($109 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($98 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

USA Operations	$217	$220	$417	$428
Canadian Operations	56	89	115	182
Upstream DD&A	273	309	532	610

Corporate & Other	5	2	10	9
Total	$278	$311	$542	$619

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2022	2021	2022	2021

USA Operations	$8.05	$7.79	$7.98	$7.84
Canadian Operations	$3.04	$4.01	$3.01	$4.12
Upstream DD&A	$6.00	$6.13	$5.88	$6.17

Three months ended June 30, 2022 versus June 30, 2021

DD&A decreased $33 million compared to the second quarter of 2021 primarily due to:

•	Lower depletion rates in the Canadian Operations ($16 million) and lower production volumes in the Canadian and USA Operations ($13 million and $10 million, respectively);

partially offset by:

•	Higher depletion rates in the USA Operations ($7 million).

The depletion rate in the Canadian Operations decreased $0.97 per BOE compared to the second quarter of 2021 primarily due to higher reserve volumes.

Six months ended June 30, 2022 versus June 30, 2021

DD&A decreased $77 million compared to the first six months of 2021 primarily due to:

•	Lower depletion rates in the Canadian Operations ($40 million) and lower production volumes in the Canadian and USA Operations ($24 million and $19 million, respectively);

partially offset by:

•	Higher depletion rates in the USA Operations ($8 million).

The depletion rate in the Canadian Operations decreased $1.11 per BOE compared to the first six months 2021 primarily due to higher reserve volumes.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. Costs primarily include salaries and benefits, operating lease, office, information technology, restructuring and long-term incentive costs.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

Administrative, excluding Long-Term Incentive,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$62	$68	$128	$149
Long-term incentive costs	7	31	86	66
Restructuring and legal costs	-	25	(1)	31
Current expected credit losses	2	(1)	2	(1)
Total Administrative	$71	$123	$215	$245

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2022	2021	2022	2021

Administrative, excluding Long-Term Incentive,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$1.36	$1.36	$1.41	$1.51
Long-term incentive costs	0.15	0.61	0.95	0.67
Restructuring and legal costs	-	0.48	(0.01)	0.31
Current expected credit losses	0.05	(0.01)	0.03	(0.01)
Total Administrative	$1.56	$2.44	$2.38	$2.48
(1)

The second quarter and first six months of 2022 include costs related to The Bow office lease of $29 million and $58 million, respectively (2021 - $29 million and $58 million, respectively), half of which is recovered from sublease revenues.

Three months ended June 30, 2022 versus June 30, 2021

Administrative expense decreased $52 million compared to the second quarter of 2021 primarily due to:

•

Lower long-term incentive costs resulting from a decrease in the Company’s share price in the second quarter of 2022 compared to an increase in 2021 ($24 million), lower legal costs ($20 million), lower operating lease costs ($5 million) and a decrease in restructuring costs ($5 million).

Six months ended June 30, 2022 versus June 30, 2021

Administrative expense decreased $30 million compared to the first six months of 2021 primarily due to:

•	Lower legal, consulting and operating lease costs ($20 million, $11 million and $10 million, respectively) and a decrease in restructuring costs ($12 million);

partially offset by:

•	Higher long-term incentive costs mainly due to higher settlement prices related to liability-based compensation plans during the first quarter of 2022 compared to 2021 ($20 million).

Additional information on the Company’s long-term incentive costs can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

Interest	$91	$99	$165	$186
Foreign exchange (gain) loss, net	3	(8)	2	(15)
Other (gains) losses, net	-	(7)	(27)	(25)
Total Other (Income) Expenses	$94	$84	$140	$146

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended June 30, 2022 versus June 30, 2021

Interest expense decreased $8 million compared to the second quarter of 2021 primarily due to:

•

The acceleration of the fair value amortization related to the early redemption of the Company’s 2024 senior notes in June 2022 of $30 million and interest savings related to the redemption of certain senior notes in 2021 and 2022 ($4 million);

      partially offset by:

•

A one-time make-whole interest payment of $47 million resulting from the early redemption of the Company’s 2024 senior notes in June 2022, compared to a one-time make-whole interest payment of $19 million resulting from the early redemption of the Company’s 2022 senior notes in June 2021.

Six months ended June 30, 2022 versus June 30, 2021

Interest expense decreased $21 million compared to the first six months of 2021 primarily due to:

•

The acceleration of the fair value amortization related to the early redemption of the Company’s 2024 senior notes in June 2022 of $30 million and interest savings related to the redemption of certain senior notes in 2021 and 2022 ($14 million);

partially offset by:

•

A one-time make-whole interest payment of $47 million resulting from the early redemption of the Company’s 2024 senior notes in June 2022, compared to a one-time make-whole interest payment of $19 million resulting from the early redemption of the Company’s 2022 senior notes in June 2021.

Additional information on the early debt redemption and open market repurchases can be found in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Liquidity and Capital Resources section of this MD&A.

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

Three months ended June 30, 2022 versus June 30, 2021

Net foreign exchange loss was $3 million compared to a gain of $8 million in the second quarter of 2021 primarily due to:

•	Lower realized foreign exchange gains on the settlements of U.S. dollar risk management contracts issued from Canada ($10 million).

Six months ended June 30, 2022 versus June 30, 2021

Net foreign exchange loss of $2 million compared to a gain of $15 million the first six months of 2021 primarily due to:

•	Lower realized foreign exchange gains on the settlements of U.S. dollar risk management contracts issued from Canada ($16 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets, government stimulus programs and adjustments related to other assets.

Other gains in the first six months of 2022 includes interest income of $23 million (2021 - $13 million) primarily associated with the resolution of prior years’ tax items.

Income Tax

	Three months ended June 30,		Six months ended June 30,
($ millions)	2022	2021	2022	2021

Current Income Tax Expense (Recovery)	$7	$-	$10	$(156)
Deferred Income Tax Expense (Recovery)	58	-	50	(20)
Income Tax Expense (Recovery)	$65	$-	$60	$(176)

Effective Tax Rate	4.6%	0.0%	5.1%	244.4%
Income Tax Expense (Recovery)

Three months ended June 30, 2022 versus June 30, 2021

In the second quarter of 2022, Ovintiv recorded an income tax expense of $65 million compared to an income tax expense of nil in 2021, primarily due to the changes in valuation allowances.

Six months ended June 30, 2022 versus June 30, 2021

In the first six months of 2022, Ovintiv recorded an income tax expense of $60 million compared to an income tax recovery of $176 million in 2021, primarily due to the resolution of prior years’ tax items recognized in 2021.

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

For the second quarter and the first six months of 2022, the Company’s effective tax rates were 4.6 percent and 5.1 percent, respectively, which are lower than the U.S. federal statutory tax rate of 21 percent primarily due to a lower annual effective income tax rate resulting from a reduction in valuation allowances.

The Company’s effective tax rate was zero percent for the second quarter of 2021, which was lower than the U.S federal statutory tax rate of 21 percent primarily due to the change in valuation allowances. The Company’s effective tax rate was 244.4 percent for the first six months of 2021, which was higher than the U.S federal statutory tax rate of 21 percent primarily due to the resolution of prior years’ tax items and the change in valuation allowances.

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

	As at June 30,
($ millions, except as indicated)	2022	2021

Cash and Cash Equivalents	$8	$122
Available Credit Facilities (1)	3,500	4,000
Available Uncommitted Demand Lines (2)	308	281
Issuance of U.S. Commercial Paper	(215)	-
Total Liquidity	$3,601	$4,403

Long-Term Debt, including current portion	$3,902	$5,314
Total Shareholders’ Equity (3)	$5,821	$3,934

Debt to Capitalization (%) (4)	40	57
Debt to Adjusted Capitalization (%) (5)	22	31
(1)	2022 includes available credit facilities of $2.2 billion in the U.S. and $1.3 billion in Canada (2021 - $2.5 billion and $1.5 billion, respectively).
(2)	Includes three uncommitted demand lines totaling $333 million, net of $25 million in related undrawn letters of credit (2021 - $342 million and $61 million, respectively).
(3)	Shareholders’ Equity reflects the shares of common stock purchased, for cancellation, under the Company’s NCIB program initiated in 2021.
(4)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(5)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

In March, the Company commenced negotiations to amend and restate its committed revolving credit facilities. Effective April 1, 2022, the Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). Maturity dates for both credit facilities have been extended to July 2026 and the Company has full access to these Credit Facilities. The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital investment program. At June 30, 2022, there were no outstanding amounts under the revolving Credit Facilities.

During the first quarter of 2022, Ovintiv’s credit rating was upgraded to investment grade by one of its credit rating agencies driven by Ovintiv’s significant debt reductions and improved commodity price assumptions used by the rating agency. All of Ovintiv’s credit ratings are investment grade as at June 30, 2022.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at June 30, 2022, the Company had approximately $215 million of commercial paper outstanding under its U.S. CP programs which is supported by the Company’s Credit Facilities. Ovintiv intends to repay the U.S. CP balance before December 31, 2022.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $3.6 billion as at June 30, 2022. At June 30, 2022, Ovintiv also had approximately $25 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement expires in March 2023. The ability to issue securities under the U.S. shelf registration statement is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at June 30, 2022, the Company’s Debt to Adjusted Capitalization was 22 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2021 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the second quarter and first six months of 2022, Ovintiv primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended June 30,		Six months ended June 30,
($ millions)	Activity Type	2022	2021	2022	2021

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$1,344	$750	$2,029	$1,577
Proceeds from divestitures	Investing	4	1,023	5	1,025
Net issuance of revolving long-term debt	Financing	215	-	215	-
Other	Investing	-	-	48	-
		1,563	1,773	2,297	2,602

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	511	383	962	733
Acquisitions	Investing	7	2	22	3
Net repayment of revolving long-term debt	Financing	-	490	-	950
Repayment of long-term debt (1)	Financing	1,103	619	1,109	619
Purchase of shares of common stock	Financing	135	-	206	-
Dividends on shares of common stock	Financing	64	25	116	49
Other	Investing/Financing	2	143	66	138
		1,822	1,662	2,481	2,492
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(4)	2	(3)	2
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(263)	$113	$(187)	$112
(1)	Includes open market repurchases in 2022.

Operating Activities

Net cash from operating activities in the second quarter and first six months of 2022 was $1,344 million and $2,029 million, respectively, and was primarily a reflection of the impacts from higher average realized commodity prices, partially offset by the effects of the commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the second quarter and first six months of 2022 was $1,224 million and $2,267 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended June 30, 2022 versus June 30, 2021

Net cash from operating activities increased $594 million compared to the second quarter of 2021 primarily due to:

•

Higher realized commodity prices ($1,353 million), changes in non-cash working capital ($111 million) and lower administrative expenses, excluding non-cash long-term incentive costs and current expected credit losses ($25 million);

partially offset by:

•

Higher realized losses on risk management in revenues compared to 2021 ($585 million), lower production volumes ($191 million), higher production, mineral and other taxes ($45 million), higher transportation and processing expense ($35 million) and higher operating expense, excluding non-cash long-term incentive costs ($33 million).

Six months ended June 30, 2022 versus June 30, 2021

Net cash from operating activities increased $452 million compared to the first six months of 2021 primarily due to:

•	Higher realized commodity prices ($2,234 million);

partially offset by:

•

Higher realized losses on risk management in revenues compared to 2021 ($875 million), lower production volumes ($342 million), changes in non-cash working capital ($178 million), current income tax recovery mainly due to the resolution of prior years’ tax items in 2021 of $156 million, higher production, mineral and other taxes ($79 million), higher transportation and processing expense ($62 million), and higher operating expense, excluding non-cash long-term incentive costs ($52 million).

Investing Activities

Cash used in investing activities in the first six months of 2022 was $931 million primarily due to capital expenditures. Capital expenditures increased $229 million compared to the first six months of 2021, primarily due to timing of projects and inflationary cost pressures.

Acquisitions in the first six months of 2022 were $22 million (2021 - $3 million), which primarily included property purchases with oil and liquids rich potential.

Divestitures in the first six months of 2022 were $5 million, which primarily included certain properties that did not complement Ovintiv’s existing portfolio of assets.

Divestitures in the first six months of 2021 were $1,025 million, which primarily included the sale of the Eagle Ford assets in south Texas and Duvernay assets in west central Alberta, as well as certain properties that did not complement Ovintiv’s existing portfolio of assets.

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

Net cash used in financing activities in the first six months of 2022 decreased by $432 million compared to 2021. The decrease was primarily due to an issuance of revolving long-term debt compared to a net repayment in 2021 ($1,165 million), partially offset by higher repayment of long-term debt associated with the early redemption of the Company’s 2024 senior notes in June 2022 compared to the early redemption of the Company’s 2022 senior notes in June 2021 ($490 million), increased purchases of shares of common stock under the NCIB in 2022 compared to 2021 ($206 million) and an increase in dividend payments in 2022 ($67 million).

From time to time, Ovintiv may seek to retire or purchase the Company’s outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. In the first six months of 2022, the Company repurchased a portion of its 6.5 percent senior notes due August 2034, its 6.5 percent senior notes due February 2038 and its 5.15 percent senior notes due November 2041 in the open market. The aggregate principal cash payments related to the note repurchases were $61 million, plus accrued interest and premium.

In June 2022, Ovintiv redeemed its $1.0 billion, 5.625 percent senior notes due July 1, 2024, with cash on hand and other existing sources of liquidity. The redemption resulted in a one-time make-whole payment of $47 million. The Company’s long-term debt, including the current portion of $215 million, totaled $3,902 million at June 30, 2022. The Company’s long-term debt at December 31, 2021 totaled $4,786 million. There was no current portion outstanding at December 31, 2021. As at June 30, 2022, the Company has no fixed rate long-term debt due until 2026 and beyond.

Since the second quarter of 2020, the Company has allocated $3,464 million in excess cash flows to reduce its total long-term debt balance. The Company expects to achieve its Net Debt balance of $3.0 billion in the second half of 2022.

In support of the Company’s commitment to growing shareholder value, Ovintiv utilizes its capital allocation framework to increase returns to shareholders and maintain the Company’s progress on debt reduction. On July 6, 2022, Ovintiv elected to accelerate the increase in cash returns to shareholders as a result of the Company’s continued strong financial performance and the recently announced asset sales. Beginning in the third quarter of 2022, the Company will increase its cash return to shareholders from 25 percent to 50 percent of Non-GAAP Cash Flow in excess of capital expenditures and base dividends. Ovintiv plans to deliver the additional shareholder returns through share buybacks under its current NCIB.

For additional information on long-term debt, refer to Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2022	2021	2022	2021

Dividend Payments	$64	$25	$116	$49
Dividend Payments ($/share)	$0.25	$0.09375	$0.45	$0.1875

On August 3, 2022, the Board of Directors declared a dividend of $0.25 per share of common stock payable on September 30, 2022 to common shareholders of record as of September 15, 2022.

Dividends increased $67 million compared to the first six months of 2021, as a result of Ovintiv increasing its quarterly dividend payments to an annualized dividend of $0.80 per share of common stock during the first quarter of 2022 and a further increase to an annualized dividend of $1.00 per share of common stock in the second quarter of 2022. The dividend increases reflect the Company’s commitment to returning capital to shareholders.

Normal Course Issuer Bid

On September 28, 2021, Ovintiv announced it received regulatory approval to commence a NCIB that enables the Company to purchase, for cancellation, up to approximately 26 million shares of common stock over a 12-month period from October 1, 2021 to September 30, 2022. The number of shares authorized for purchase represent approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at September 20, 2021. The Company is funding the NCIB through its capital allocation framework. In the second quarter and first six months of 2022, the Company purchased for cancellation, approximately 2.8 million and 4.5 million, respectively, shares of common stock for total consideration of approximately $135 million and $206 million, respectively.

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

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2022	2021	2022	2021

Cash From (Used in) Operating Activities	$1,344	$750	$2,029	$1,577
(Add back) deduct:
Net change in other assets and liabilities	(13)	(5)	(25)	(11)
Net change in non-cash working capital	133	22	(213)	(35)
Current tax on sale of assets	-	-	-	-
Non-GAAP Cash Flow	$1,224	$733	$2,267	$1,623
Divided by:
Production Volumes (MMBOE)	45.5	50.5	90.5	98.9
Non-GAAP Cash Flow Margin ($/BOE)	$26.90	$14.51	$25.05	$16.41

Total Costs

Total Costs is a non-GAAP measure which includes the summation of production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense, excluding the impact of long-term incentive, restructuring and legal costs, and current expected credit losses. It is calculated as total operating expenses excluding non-upstream operating costs and non-cash items, which include operating expenses from the Market Optimization and Corporate and Other segments, depreciation, depletion and amortization, impairments, accretion of asset retirement obligation, long-term incentive, restructuring and legal costs, and current expected credit losses. When presented on a per BOE basis, Total Costs is divided by production volumes. Management believes this measure is useful to the Company and its investors as a measure of operational efficiency across periods.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2022	2021	2022	2021

Total Operating Expenses	$2,220	$1,813	$4,387	$3,456
Deduct (add back):
Market optimization operating expenses	1,162	784	2,277	1,437
Depreciation, depletion and amortization	278	311	542	619
Accretion of asset retirement obligation	5	6	10	12
Long-term incentive costs	14	39	101	81
Restructuring and legal costs	-	25	(1)	31
Current expected credit losses	2	(1)	2	(1)
Total Costs	$759	$649	$1,456	$1,277
Divided by:
Production Volumes (MMBOE)	45.5	50.5	90.5	98.9
Total Costs ($/BOE) (1)	$16.71	$12.90	$16.08	$12.92
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	June 30, 2022	December 31, 2021

Long-Term Debt, including current portion	$3,902	$4,786
Total Shareholders’ Equity	5,821	5,074
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$17,469	$17,606
Debt to Adjusted Capitalization	22%	27%

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

($ millions, except as indicated)	June 30, 2022	December 31, 2021

Long-Term Debt, including current portion	$3,902	$4,786
Less:
Cash and cash equivalents	8	195
Net Debt	3,894	4,591

Net Earnings (Loss)	2,428	1,416
Add back (deduct):
Depreciation, depletion and amortization	1,113	1,190
Accretion of asset retirement obligation	20	22
Interest	319	340
Unrealized (gains) losses on risk management	140	488
Foreign exchange (gain) loss, net	(6)	(23)
Other (gains) losses, net	(39)	(37)
Income tax expense (recovery)	59	(177)
Adjusted EBITDA (trailing 12-month)	$4,034	$3,219
Net Debt to Adjusted EBITDA (times)	1.0	1.4

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

	June 30, 2022
(US$ millions)	10% Price Increase	10% Price Decrease

Crude oil price	$(176)	$168
NGL price	1	(1)
Natural gas price	(130)	128

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$(3)		$(3)
Transportation and Processing Expense (1)	(10)	$(0.22)	(9)	$(0.10)
Operating Expense (1)	(1)	(0.02)	(1)	(0.01)
Administrative Expense	(2)	(0.05)	(2)	(0.02)
Depreciation, Depletion and Amortization (1)	(3)	(0.07)	(3)	(0.04)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2022, Ovintiv has entered into $200 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2848 to US$1, which mature monthly through the remainder of 2022 and $150 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2909 to US$1, which mature monthly throughout the first half of 2023.

As at June 30, 2022, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada or foreign denominated intercompany loans that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	June 30, 2022
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$(56)	$69

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

As at June 30, 2022, Ovintiv had floating rate revolving credit and term loan borrowings of $215 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $2 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Ovintiv’s internal control over financial reporting during the second quarter of 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2022, the Company purchased approximately 2.8 million shares of common stock for total consideration of approximately $135 million at a weighted average price of $48.81. The following table presents the common shares purchased during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2022	501,556	$52.33	501,556	20,728,499
May 1 to May 31, 2022	2,028,289	46.71	2,028,289	18,700,210
June 1 to June 30, 2022	236,205	59.31	236,205	18,464,005
Total	2,766,050	$48.81	2,766,050	18,464,005
(1)	648,786 shares of common stock were repurchased through our broker in accordance with a Rule 10b5-1 compliant plan initially adopted by the Company on September 30, 2021.
(2)	Includes commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
10.1*	Second Amendment to Omnibus Incentive Plan of Ovintiv Inc., dated May 5, 2022.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL.

* Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: August 4, 2022

