Form 10-Q
period 2022-09-30
Ovintiv Inc.
filed 2022-11-09
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	OVV	New York Stock Exchange

Number of registrant’s shares of common stock outstanding as of November 4, 2022	248,262,047

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions, except per share amounts)		2022	2021	2022	2021

Revenues	(Note 2)
Product and service revenues	(Note 3)	$3,643	$2,720	$11,064	$7,440
Gains (losses) on risk management, net	(Note 18)	(111)	(950)	(1,864)	(2,176)
Sublease revenues	(Note 9)	17	19	52	55
Total Revenues		3,549	1,789	9,252	5,319

Operating Expenses	(Note 2)
Production, mineral and other taxes		109	77	321	210
Transportation and processing		468	397	1,327	1,194
Operating	(Notes 15, 16)	228	153	596	466
Purchased product		973	759	3,154	2,096
Depreciation, depletion and amortization		291	297	833	916
Accretion of asset retirement obligation		4	5	14	17
Administrative	(Notes 15, 16)	103	101	318	346
Total Operating Expenses		2,176	1,789	6,563	5,245
Operating Income (Loss)		1,373	-	2,689	74

Other (Income) Expenses
Interest	(Notes 4, 10)	83	77	248	263
Foreign exchange (gain) loss, net	(Notes 5, 18)	19	-	21	(15)
Other (gains) losses, net	(Notes 6, 16)	(3)	(6)	(30)	(31)
Total Other (Income) Expenses		99	71	239	217
Net Earnings (Loss) Before Income Tax		1,274	(71)	2,450	(143)
Income tax expense (recovery)	(Note 6)	88	1	148	(175)
Net Earnings (Loss)		$1,186	$(72)	$2,302	$32

Net Earnings (Loss) per Share of Common Stock	(Note 12)
Basic		$4.70	$(0.28)	$9.00	$0.12
Diluted		4.63	(0.28)	8.84	0.12
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 12)
Basic		252.5	261.1	255.7	260.7
Diluted		256.2	261.1	260.4	265.3

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2022	2021	2022	2021

Net Earnings (Loss)		$1,186	$(72)	$2,302	$32
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 13)	(94)	(48)	(125)	(4)
Pension and other post-employment benefit plans	(Notes 13, 16)	(1)	(1)	(4)	(4)
Other Comprehensive Income (Loss)		(95)	(49)	(129)	(8)
Comprehensive Income (Loss)		$1,091	$(121)	$2,173	$24

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		September 30,	December 31,
(US$ millions)		2022	2021

Assets
Current Assets
Cash and cash equivalents		$18	$195
Accounts receivable and accrued revenues (net of allowances of $7 million (2021: $5 million))	(Note 3)	1,626	1,294
Risk management	(Notes 17, 18)	1	1
Income tax receivable		57	97
		1,702	1,587
Property, Plant and Equipment, at cost:	(Note 8)
Oil and natural gas properties, based on full cost accounting
Proved properties		56,123	55,475
Unproved properties		1,239	1,944
Other		871	903
Property, plant and equipment		58,233	58,322
Less: Accumulated depreciation, depletion and amortization		(49,180)	(49,561)
Property, plant and equipment, net	(Note 2)	9,053	8,761
Other Assets		1,000	1,079
Risk Management	(Notes 17, 18)	43	-
Goodwill	(Note 2)	2,576	2,628
	(Note 2)	$14,374	$14,055

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,216	$1,979
Current portion of operating lease liabilities		69	62
Income tax payable		7	4
Risk management	(Notes 17, 18)	577	703
Current portion of long-term debt	(Note 10)	440	-
		3,309	2,748
Long-Term Debt	(Note 10)	3,178	4,786
Operating Lease Liabilities		812	889
Other Liabilities and Provisions	(Note 11)	153	190
Risk Management	(Notes 17, 18)	8	25
Asset Retirement Obligation		229	339
Deferred Income Taxes		135	4
		7,824	8,981
Commitments and Contingencies	(Note 20)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2022 issued and outstanding: 249.2 million shares (2021: 258.0 million shares)	(Note 12)	3	3
Paid in surplus	(Note 12)	7,939	8,458
Retained earnings (Accumulated deficit)		(2,355)	(4,479)
Accumulated other comprehensive income	(Note 13)	963	1,092
Total Shareholders’ Equity		6,550	5,074
		$14,374	$14,055

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended September 30, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2022		$3	$8,239	$(3,479)	$1,058	$5,821
Net Earnings (Loss)		-	-	1,186	-	1,186
Dividends on Shares of Common Stock ($0.25 per share)	(Note 12)	-	-	(62)	-	(62)
Shares of Common Stock Purchased under Normal Course Issuer Bid	(Note 12)	-	(325)	-	-	(325)
Equity-Settled Compensation Costs		-	25	-	-	25
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(95)	(95)
Balance, September 30, 2022		$3	$7,939	$(2,355)	$963	$6,550

Three Months Ended September 30, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2021		$3	$8,532	$(5,718)	$1,117	$3,934
Net Earnings (Loss)		-	-	(72)	-	(72)
Dividends on Shares of Common Stock ($0.14 per share)	(Note 12)	-	-	(37)	-	(37)
Equity-Settled Compensation Costs		-	21	-	-	21
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(49)	(49)
Balance, September 30, 2021		$3	$8,553	$(5,827)	$1,068	$3,797

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074
Net Earnings (Loss)		-	-	2,302	-	2,302
Dividends on Shares of Common Stock ($0.70 per share)	(Note 12)	-	-	(178)	-	(178)
Shares of Common Stock Purchased under Normal Course Issuer Bid	(Note 12)	-	(531)	-	-	(531)
Equity-Settled Compensation Costs		-	12	-	-	12
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(129)	(129)
Balance, September 30, 2022		$3	$7,939	$(2,355)	$963	$6,550

Nine Months Ended September 30, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837
Net Earnings (Loss)		-	-	32	-	32
Dividends on Shares of Common Stock ($0.3275 per share)	(Note 12)	-	-	(86)	-	(86)
Equity-Settled Compensation Costs		-	22	-	-	22
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	(8)	(8)
Balance, September 30, 2021		$3	$8,553	$(5,827)	$1,068	$3,797

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2022	2021	2022	2021

Operating Activities
Net earnings (loss)		$1,186	$(72)	$2,302	$32
Depreciation, depletion and amortization		291	297	833	916
Accretion of asset retirement obligation		4	5	14	17
Deferred income taxes	(Note 6)	88	1	138	(19)
Unrealized (gain) loss on risk management	(Note 18)	(710)	579	(211)	1,426
Unrealized foreign exchange (gain) loss	(Note 5)	20	14	24	20
Foreign exchange on settlements	(Note 5)	12	(3)	11	(12)
Other		57	24	104	88
Net change in other assets and liabilities		(17)	(10)	(42)	(21)
Net change in non-cash working capital	(Note 19)	31	(23)	(182)	(58)
Cash From (Used in) Operating Activities		962	812	2,991	2,389
Investing Activities
Capital expenditures	(Note 2)	(511)	(365)	(1,473)	(1,098)
Acquisitions	(Note 7)	(12)	-	(34)	(3)
Proceeds from divestitures	(Note 7)	225	(8)	230	1,017
Net change in investments and other		34	6	82	(36)
Cash From (Used in) Investing Activities		(264)	(367)	(1,195)	(120)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 10)	225	-	440	(950)
Repayment of long-term debt	(Note 10)	(525)	(518)	(1,634)	(1,137)
Purchase of shares of common stock	(Note 12)	(325)	-	(531)	-
Dividends on shares of common stock	(Note 12)	(62)	(37)	(178)	(86)
Finance lease payments and other		(2)	(2)	(68)	(98)
Cash From (Used in) Financing Activities		(689)	(557)	(1,971)	(2,271)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		1	(2)	(2)	-
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		10	(114)	(177)	(2)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		8	122	195	10
Cash, Cash Equivalents and Restricted Cash, End of Period		$18	$8	$18	$8
Cash, End of Period		$12	$7	$12	$7
Cash Equivalents, End of Period		6	1	6	1
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$18	$8	$18	$8

Supplementary Cash Flow Information	(Note 19)

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

Results of Operations (For the three months ended September 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2022	2021	2022	2021	2022	2021

Revenues
Product and service revenues	$1,762	$1,286	$893	$663	$988	$771
Gains (losses) on risk management, net	(324)	(265)	(497)	(107)	-	1
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,438	1,021	396	556	988	772

Operating Expenses
Production, mineral and other taxes	106	75	3	2	-	-
Transportation and processing	170	122	257	231	41	44
Operating	187	122	34	25	7	5
Purchased product	-	-	-	-	973	759
Depreciation, depletion and amortization	225	207	61	83	-	-
Total Operating Expenses	688	526	355	341	1,021	808
Operating Income (Loss)	$750	$495	$41	$215	$(33)	$(36)

	Corporate & Other		Consolidated
	2022	2021	2022	2021

Revenues
Product and service revenues	$-	$-	$3,643	$2,720
Gains (losses) on risk management, net	710	(579)	(111)	(950)
Sublease revenues	17	19	17	19
Total Revenues	727	(560)	3,549	1,789

Operating Expenses
Production, mineral and other taxes	-	-	109	77
Transportation and processing	-	-	468	397
Operating	-	1	228	153
Purchased product	-	-	973	759
Depreciation, depletion and amortization	5	7	291	297
Accretion of asset retirement obligation	4	5	4	5
Administrative	103	101	103	101
Total Operating Expenses	112	114	2,176	1,789
Operating Income (Loss)	$615	$(674)	1,373	-

Other (Income) Expenses
Interest			83	77
Foreign exchange (gain) loss, net			19	-
Other (gains) losses, net			(3)	(6)
Total Other (Income) Expenses			99	71
Net Earnings (Loss) Before Income Tax			1,274	(71)
Income tax expense (recovery)			88	1
Net Earnings (Loss)			$1,186	$(72)

Results of Operations (For the nine months ended September 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2022	2021	2022	2021	2022	2021

Revenues
Product and service revenues	$5,234	$3,459	$2,633	$1,810	$3,197	$2,171
Gains (losses) on risk management, net	(926)	(589)	(1,149)	(164)	-	3
Sublease revenues	-	-	-	-	-	-
Total Revenues	4,308	2,870	1,484	1,646	3,197	2,174

Operating Expenses
Production, mineral and other taxes	311	199	10	11	-	-
Transportation and processing	464	361	741	703	122	130
Operating	478	368	96	78	22	19
Purchased product	-	-	-	-	3,154	2,096
Depreciation, depletion and amortization	642	635	176	265	-	-
Total Operating Expenses	1,895	1,563	1,023	1,057	3,298	2,245
Operating Income (Loss)	$2,413	$1,307	$461	$589	$(101)	$(71)

	Corporate & Other		Consolidated
	2022	2021	2022	2021

Revenues
Product and service revenues	$-	$-	$11,064	$7,440
Gains (losses) on risk management, net	211	(1,426)	(1,864)	(2,176)
Sublease revenues	52	55	52	55
Total Revenues	263	(1,371)	9,252	5,319

Operating Expenses
Production, mineral and other taxes	-	-	321	210
Transportation and processing	-	-	1,327	1,194
Operating	-	1	596	466
Purchased product	-	-	3,154	2,096
Depreciation, depletion and amortization	15	16	833	916
Accretion of asset retirement obligation	14	17	14	17
Administrative	318	346	318	346
Total Operating Expenses	347	380	6,563	5,245
Operating Income (Loss)	$(84)	$(1,751)	2,689	74

Other (Income) Expenses
Interest			248	263
Foreign exchange (gain) loss, net			21	(15)
Other (gains) losses, net			(30)	(31)
Total Other (Income) Expenses			239	217
Net Earnings (Loss) Before Income Tax			2,450	(143)
Income tax expense (recovery)			148	(175)
Net Earnings (Loss)			$2,302	$32

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended September 30,	2022	2021	2022	2021	2022	2021

Revenues	$4,109	$2,705	$(3,121)	$(1,933)	$988	$772

Operating Expenses
Transportation and processing	164	141	(123)	(97)	41	44
Operating	7	5	-	-	7	5
Purchased product	3,972	2,596	(2,999)	(1,837)	973	759
Operating Income (Loss)	$(34)	$(37)	$1	$1	$(33)	$(36)

	Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the nine months ended September 30,	2022	2021	2022	2021	2022	2021

Revenues	$11,878	$7,486	$(8,681)	$(5,312)	$3,197	$2,174

Operating Expenses
Transportation and processing	477	427	(355)	(297)	122	130
Operating	22	19	-	-	22	19
Purchased product	11,480	7,111	(8,326)	(5,015)	3,154	2,096
Operating Income (Loss)	$(101)	$(71)	$-	$-	$(101)	$(71)

Capital Expenditures by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

USA Operations	$416	$265	$1,198	$805
Canadian Operations	95	99	274	291
Corporate & Other	-	1	1	2
	$511	$365	$1,473	$1,098

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021	2022	2021

USA Operations	$1,938	$1,938	$7,915	$7,623	$10,860	$10,345
Canadian Operations	638	690	975	951	1,904	1,932
Market Optimization	-	-	-	-	397	300
Corporate & Other	-	-	163	187	1,213	1,478
	$2,576	$2,628	$9,053	$8,761	$14,374	$14,055

3.	Revenues from Contracts with Customers

The following tables summarize Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended September 30)

	USA Operations		Canadian Operations		Market Optimization
	2022	2021	2022	2021	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$1,146	$866	$1	$1	$844	$609
NGLs	271	250	327	303	2	8
Natural gas	348	172	565	360	137	150
Service revenues
Gathering and processing	-	-	2	1	-	-
Product and Service Revenues	$1,765	$1,288	$895	$665	$983	$767

	Corporate & Other		Consolidated
	2022	2021	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$1,991	$1,476
NGLs	-	-	600	561
Natural gas	-	-	1,050	682
Service revenues
Gathering and processing	-	-	2	1
Product and Service Revenues	$-	$-	$3,643	$2,720

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

Revenues (For the nine months ended September 30)

	USA Operations		Canadian Operations		Market Optimization
	2022	2021	2022	2021	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$3,539	$2,468	$2	$7	$2,661	$1,596
NGLs	850	587	1,072	844	13	34
Natural gas	856	413	1,565	963	503	519
Service revenues
Gathering and processing	1	-	2	4	-	5
Product and Service Revenues	$5,246	$3,468	$2,641	$1,818	$3,177	$2,154

	Corporate & Other		Consolidated
	2022	2021	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$6,202	$4,071
NGLs	-	-	1,935	1,465
Natural gas	-	-	2,924	1,895
Service revenues
Gathering and processing	-	-	3	9
Product and Service Revenues	$-	$-	$11,064	$7,440

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at September 30, 2022, receivables and accrued revenues from contracts with customers were $1,344 million ($1,070 million as at December 31, 2021).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at September 30, 2022.

As at September 30, 2022, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Interest Expense on:
Debt	$79	$74	$237	$251
Finance leases	1	1	2	3
Other	3	2	9	9
	$83	$77	$248	$263

For the three and nine months ended September 30, 2022, interest expense on debt includes $22 million related to premiums paid to repurchase certain of the Company’s senior notes in the open market. See Note 10 for details of the open market repurchases.

Interest expense on debt for the nine months ended September 30, 2022 includes a one-time make-whole interest payment of $47 million (2021 - $19 million) resulting from the early redemption of the Company’s senior notes as discussed in Note 10. Additionally, interest expense on debt for the nine months ended September 30, 2022 includes $30 million in non-cash fair value amortization related to the senior notes, previously acquired through a business combination, which were redeemed in the second quarter of 2022 (see Note 10).

5.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$-	$-	$-	$1
Translation of U.S. dollar risk management contracts issued from Canada	20	14	24	19
	20	14	24	20
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	12	-	11	(9)
U.S. dollar risk management contracts issued from Canada	1	(7)	(1)	(25)
Intercompany notes	-	(3)	-	(3)
Other Monetary Revaluations	(14)	(4)	(13)	2
	$19	$-	$21	$(15)

6.	Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Current Tax
United States	$-	$-	$10	$-
Canada	-	-	-	(156)
Total Current Tax Expense (Recovery)	-	-	10	(156)

Deferred Tax
United States	44	1	44	1
Canada	44	-	94	(20)
Total Deferred Tax Expense (Recovery)	88	1	138	(19)
Income Tax Expense (Recovery)	$88	$1	$148	$(175)
Effective Tax Rate	6.9%	(1.4%)	6.0%	122.4%

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

During the three and nine months ended September 30, 2022, the deferred tax expense was due to the lower annual effective income tax rate applied to jurisdictional earnings. During the nine months ended September 30, 2021, the deferred tax recovery was primarily due to the change in valuation allowances and from the resolution of prior years’ tax items.

The effective tax rate of 6.0 percent for the nine months ended September 30, 2022 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the lower annual effective income tax rate resulting from a reduction in valuation allowances. The effective tax rate of 122.4 percent for the nine months ended September 30, 2021 was higher than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of prior years’ tax items and the changes in valuation allowances.

7.	Acquisitions and Divestitures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Acquisitions
USA Operations	$12	$-	$34	$3
Total Acquisitions	12	-	34	3

Divestitures
USA Operations	(226)	7	(229)	(767)
Canadian Operations	1	1	(1)	(250)
Total Divestitures	(225)	8	(230)	(1,017)
Net Acquisitions & (Divestitures)	$(213)	$8	$(196)	$(1,014)

Acquisitions

For the three and nine months ended September 30, 2022, acquisitions in the USA Operations were $12 million and $34 million, respectively, which primarily included property purchases with oil and liquids rich potential.

Divestitures

For the three and nine months ended September 30, 2022, divestitures in the USA Operations were $226 million and $229 million, respectively, which primarily included the sale of portions of the Uinta assets located in northeastern Utah and Bakken assets located in northeastern Montana for combined proceeds of approximately $215 million, after closing and other adjustments. For the nine months ended September 30, 2021, divestitures in the USA Operations were $767 million, which primarily included the sale of the Eagle Ford assets located in south Texas.

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

8.	Property, Plant and Equipment, Net

	As at September 30, 2022			As at December 31, 2021
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$40,756	$(34,061)	$6,695	$39,145	$(33,418)	$5,727
Unproved properties	1,192	-	1,192	1,884	-	1,884
Other	28	-	28	12	-	12
	41,976	(34,061)	7,915	41,041	(33,418)	7,623

Canadian Operations
Proved properties	15,367	(14,454)	913	16,330	(15,450)	880
Unproved properties	47	-	47	60	-	60
Other	15	-	15	11	-	11
	15,429	(14,454)	975	16,401	(15,450)	951

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	821	(658)	163	873	(686)	187
	$58,233	$(49,180)	$9,053	$58,322	$(49,561)	$8,761

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $135 million, which have been capitalized during the nine months ended September 30, 2022 (2021 - $124 million).
9.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at September 30, 2022. All subleases are classified as operating leases.

(undiscounted)	2022	2023	2024	2025	2026	Thereafter	Total

Sublease Income	$11	$48	$49	$50	$50	$455	$663

For the three and nine months ended September 30, 2022, operating lease income was $12 million and $37 million, respectively (2021 - $15 million and $42 million, respectively), and variable lease income was $5 million and $15 million, respectively (2021 - $4 million and $13 million, respectively).

10.	Long-Term Debt

	As at	As at
	September 30,	December 31,
	2022	2021

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$440	$-
U.S. Unsecured Notes:
5.625% due July 1, 2024	-	1,000
5.375% due January 1, 2026	459	688
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	599	750
6.625% due August 15, 2037	390	462
6.50% due February 1, 2038	430	488
5.15% due November 15, 2041	148	203
Total Principal	3,616	4,741

Increase in Value of Debt Acquired	29	77
Unamortized Debt Discounts and Issuance Costs	(27)	(32)
Total Long-Term Debt	$3,618	$4,786

Current Portion	$440	$-
Long-Term Portion	3,178	4,786
	$3,618	$4,786

During the nine months ended September 30, 2022, the Company repurchased approximately $565 million in principal amount of its senior notes in the open market, which included approximately $229 million in principal amount of its 5.375 percent senior notes due in January 2026, approximately $151 million in principal amount of its 6.5 percent senior notes due in August 2034, approximately $72 million in principal amount of its 6.625 percent senior notes due in August 2037, approximately $58 million in principal amount of its 6.5 percent senior notes due in February 2038 and approximately $55 million in principal amount of its 5.15 percent senior notes due in November 2041. To complete these open market repurchases, the Company paid premiums of $22 million, which are included in interest expense as discussed in Note 4.

On June 10, 2022, Ovintiv redeemed the Company’s $1,000 million, 5.625 percent senior notes due July 1, 2024, using cash on hand and proceeds from short-term borrowings. Ovintiv paid approximately $1,072 million in cash including accrued and unpaid interest of $25 million and a one-time make-whole payment of $47 million, which is included in interest expense as discussed in Note 4.

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

As at September 30, 2022, the Company had outstanding commercial paper of $440 million maturing at various dates with a weighted average interest rate of approximately 4.08 percent.

As at September 30, 2022, total long-term debt had a carrying value of $3,618 million and a fair value of $3,588 million (as at December 31, 2021 - carrying value of $4,786 million and a fair value of $5,804 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

11.	Other Liabilities and Provisions

	As at	As at
	September 30,	December 31,
	2022	2021

Finance Lease Obligations	$28	$33
Pensions and Other Post-Employment Benefits	98	104
Long-Term Incentive Costs (See Note 15)	10	36
Other Derivative Contracts (See Notes 17, 18)	5	5
Other	12	12
	$153	$190

12.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at September 30, 2022		As at December 31, 2021
	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	258.0	$3	259.8	$3
Shares of Common Stock Purchased	(11.2)	-	(3.1)	-
Shares of Common Stock Issued	2.4	-	1.3	-
Shares of Common Stock Outstanding, End of Period	249.2	$3	258.0	$3

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 2.4 million shares of common stock during the nine months ended September 30, 2022 (1.3 million shares of common stock during the twelve months ended December 31, 2021) as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On September 28, 2022, the Company announced it had received regulatory approval for the renewal of its NCIB program, that enables the Company to purchase, for cancellation or return to treasury, up to approximately 24.8 million shares of common stock over a 12-month period from October 3, 2022 to October 2, 2023.

During the three months ended September 30, 2022, under the previous NCIB program which extended from October 1, 2021 to September 30, 2022, the Company purchased, for cancellation, approximately 6.7 million shares for total consideration of approximately $325 million. Of the amount paid, $77 thousand was charged to share capital and $325 million was charged to paid in surplus.

During the nine months ended September 30, 2022, under the previous NCIB program, the Company purchased, for cancellation, approximately 11.2 million shares for total consideration of approximately $531 million. Of the amount paid, $112 thousand was charged to share capital and $531 million was charged to paid in surplus.

All purchases were made in accordance with the previous NCIB program at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

Dividends

During the three months ended September 30, 2022, the Company declared and paid dividends of $0.25 per share of common stock totaling $62 million (2021 - $0.14 per share of common stock totaling $37 million).

During the nine months ended September 30, 2022, the Company declared and paid dividends of $0.70 per share of common stock totaling $178 million (2021 - $0.3275 per share of common stock totaling $86 million).

On November 8, 2022, the Board of Directors declared a dividend of $0.25 per share of common stock payable on December 30, 2022 to shareholders of record as of December 15, 2022.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ millions, except per share amounts)	2022	2021	2022	2021

Net Earnings (Loss)	$1,186	$(72)	$2,302	$32

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	252.5	261.1	255.7	260.7
Effect of dilutive securities (1)	3.7	-	4.7	4.6
Weighted Average Shares of Common Stock Outstanding - Diluted	256.2	261.1	260.4	265.3

Net Earnings (Loss) per Share of Common Stock
Basic	$4.70	$(0.28)	$9.00	$0.12
Diluted (1)	4.63	(0.28)	8.84	0.12

(1)

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

13.	Accumulated Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$1,013	$1,086	$1,044	$1,042
Change in Foreign Currency Translation Adjustment	(94)	(48)	(125)	(4)
Balance, End of Period	$919	$1,038	$919	$1,038

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$45	$31	$48	$34

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 16)	(1)	(1)	(5)	(5)
Income taxes	-	-	1	1
Balance, End of Period	$44	$30	$44	$30
Total Accumulated Other Comprehensive Income	$963	$1,068	$963	$1,068

14.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at September 30, 2022, VMLP provides approximately 1,160 MMcf/d of natural gas gathering and compression and 923 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from nine to 23 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,468 million as at September 30, 2022. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 20 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and the amount of capacity contracted to third parties. As at September 30, 2022, accounts payable and accrued liabilities included $0.5 million related to the take or pay commitment.

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

The following weighted average assumptions were used to determine the fair value of TSAR and SAR units outstanding:

	As at September 30, 2022		As at September 30, 2021
	US$ SAR Share Units	C$ TSAR Share Units	US$ SAR Share Units	C$ TSAR Share Units

Risk Free Interest Rate	3.72%	3.72%	0.49%	0.49%
Dividend Yield	2.17%	2.02%	1.70%	1.68%
Expected Volatility Rate (1)	107.63%	105.92%	106.19%	105.03%
Expected Term	1.6 yrs	1.6 yrs	1.5 yrs	1.5 yrs
Market Share Price	US$46.00	C$63.58	US$32.88	C$41.62
Weighted Average Grant Date Fair Value	US$41.97	C$57.31	US$37.63	C$50.46
(1)	Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Total Compensation Costs of Transactions Classified as Cash-Settled	$28	$33	$118	$115
Total Compensation Costs of Transactions Classified as Equity-Settled	26	7	57	25
Less: Total Share-Based Compensation Costs Capitalized	(8)	(7)	(24)	(23)
Total Share-Based Compensation Expense (Recovery)	$46	$33	$151	$117

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$9	$8	$28	$26
Administrative	37	25	123	91
	$46	$33	$151	$117

As at September 30, 2022, the liability for cash-settled share-based payment transactions totaled $125 million ($114 million as at December 31, 2021), of which $115 million ($78 million as at December 31, 2021) is recognized in accounts payable and accrued liabilities and $10 million ($36 million as at December 31, 2021) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Nine Months Ended September 30, 2022 (thousands of units)

RSUs	1,463
PSUs	502
DSUs	9

16.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the nine months ended September 30 as follows:

	Pension Benefits		OPEB		Total
	2022	2021	2022	2021	2022	2021

Net Defined Periodic Benefit Cost	$-	$-	$(2)	$(2)	$(2)	$(2)
Defined Contribution Plan Expense	17	19	-	-	17	19
Total Benefit Plans Expense	$17	$19	$(2)	$(2)	$15	$17

Of the total benefit plans expense, $15 million (2021 - $18 million) was included in operating expense and $4 million (2021 - $4 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $4 million (2021 - gains of $5 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the nine months ended September 30 is as follows:

	Defined Benefits		OPEB		Total
	2022	2021	2022	2021	2022	2021

Service Cost	$-	$-	$2	$3	$2	$3
Interest Cost	4	3	1	1	5	4
Expected Return on Plan Assets	(4)	(4)	-	-	(4)	(4)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	1	(5)	(6)	(5)	(5)
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$(2)	$(2)	$(2)	$(2)

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

17.	Fair Value Measurements

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

As at September 30, 2022	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$1	$136	$23	$160	$(159)	$1
Long-term assets	-	46	-	46	(3)	43

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$645	$73	$718	$(159)	$559
Long-term liabilities	-	9	-	9	(3)	6
Foreign Currency Derivatives:
Current liabilities	-	18	-	18	-	18
Long-term liabilities	-	2	-	2	-	2

Other Derivative Contracts (2)
Current in accounts receivable and accrued revenues	$-	$-	$7	$7	$-	$7
Current in accounts payable and accrued liabilities	-	1	-	1	-	1
Long-term in other liabilities and provisions	-	5	-	5	-	5

As at December 31, 2021	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$10	$-	$10	$(10)	$-
Long-term assets	-	1	-	1	(1)	-
Foreign Currency Derivatives:
Current assets	-	5	-	5	(4)	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$536	$181	$717	$(10)	$707
Long-term liabilities	-	26	-	26	(1)	25
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	(4)	(4)

Other Derivative Contracts (2)
Current in accounts receivable and accrued revenues	$-	$-	$9	$9	$-	$9
Current in accounts payable and accrued liabilities	-	1	-	1	-	1
Long-term in other liabilities and provisions	-	5	-	5	-	5
(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)	Includes credit derivatives and contingent consideration associated with certain prior years’ divestitures.

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

Level 3 Fair Value Measurements

As at September 30, 2022, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and a contingent consideration derivative contract tied to WTI with terms to 2023. The WTI three-way options are a combination of a sold call, a bought put and a sold put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with partial downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Nine Months Ended
	September 30,
	2022	2021

Balance, Beginning of Year	$(172)	$(74)
Total Gains (Losses)	(435)	(637)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances (1)	-	6
Settlements	564	379
Transfers Out of Level 3	-	-
Balance, End of Period	$(43)	$(326)
Change in Unrealized Gains (Losses) During the Period Included in Net Earnings (Loss)	$129	$(258)
(1)

Purchases, sales and issuances for the nine months ended September 30, 2021, reflects the fair value of the contingent consideration arrangement at the closing date of the Duvernay asset divestiture discussed in Note 7.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at September 30, 2022:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	14% - 65%	41%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $4 million ($15 million as at December 31, 2021) increase or decrease to net risk management assets and liabilities.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2022, the Company has entered into $100 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2848 to US$1, which mature monthly through the remainder of 2022, and $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3083 to US$1, which mature monthly throughout 2023.

Risk Management Positions as at September 30, 2022

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl
Fixed Price Contracts
WTI Fixed Price	5.0 Mbbls/d	2022	60.16	$(8)

WTI Three-Way Options
Sold call / bought put / sold put	75.0 Mbbls/d	2022	70.79 / 60.82 / 49.33	(73)
Sold call / bought put / sold put	27.1 Mbbls/d	2023	116.43 / 65.46 / 50.00	23

Basis Contracts (1)		2022		1
Oil and NGLs Fair Value Position				(57)

Natural Gas Contracts			US$/Mcf
Fixed Price Contracts
NYMEX Fixed Price	365 MMcf/d	2022	2.60	(143)

NYMEX Three-Way Options
Sold call / bought put / sold put	410 MMcf/d	2022	3.01 / 2.75 / 2.00	(146)
Sold call / bought put / sold put	322 MMcf/d	2023	8.02 / 3.60 / 2.54	(58)

NYMEX Costless Collars
Sold call / bought put	200 MMcf/d	2022	2.85 / 2.55	(74)

NYMEX Call Options
Sold call	330 MMcf/d	2022	2.38	(136)

Basis Contracts (2)		2022		3
		2023		68
		2024 - 2025		25

Other Financial Positions				(3)
Natural Gas Fair Value Position				(464)

Other Derivative Contracts
Fair Value Position (3)				1

Foreign Currency Contracts
Fair Value Position (4)		2022 - 2023		(20)
Total Fair Value Position				$(540)

(1)	Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)	Ovintiv has entered into natural gas basis swaps associated with AECO, Dawn, Malin, Waha, Houston Ship Channel and NYMEX.
(3)	Includes credit derivatives and contingent consideration associated with certain prior years’ divestitures.
(4)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(821)	$(371)	$(2,075)	$(750)
Foreign Currency Derivatives:
Foreign exchange	(1)	7	1	25
	$(822)	$(364)	$(2,074)	$(725)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$710	$(579)	$211	$(1,426)
Foreign Currency Derivatives:
Foreign exchange	(21)	(11)	(25)	(19)
	$689	$(590)	$186	$(1,445)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(111)	$(950)	$(1,864)	$(2,176)
Foreign Currency Derivatives:
Foreign exchange	(22)	(4)	(24)	6
	$(133)	$(954)	$(1,888)	$(2,170)

(1)

Includes realized gains of nil and $2 million for the three and nine months ended September 30, 2022, respectively (2021 - gains of nil and $1 million, respectively), related to other derivative contracts.

(2)	Includes unrealized gains of nil for the three and nine months ended September 30, 2022, respectively (2021 - gains of $1 million and $4 million, respectively), related to other derivative contracts.

Reconciliation of Unrealized Risk Management Positions from January 1 to September 30

	2022		2021
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(724)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Period	(1,888)	$(1,888)	$(2,170)
Settlement of Other Derivative Contracts	(2)
Fair Value of Contracts Realized During the Period	2,074	2,074	725
Fair Value of Contracts, End of Period	$(540)	$186	$(1,445)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 17 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	September 30,	December 31,
	2022	2021

Risk Management Assets
Current	$1	$1
Long-term	43	-
	44	1

Risk Management Liabilities
Current	577	703
Long-term	8	25
	585	728

Other Derivative Contract Assets
Current in accounts receivable and accrued revenues	7	9
	7	9

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	1	1
Long-term in other liabilities and provisions	5	5
	6	6
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(540)	$(724)

C)  Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at September 30, 2022, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $213 million and $51 million, respectively, as disclosed in Note 17. The Company had no significant credit derivatives in place and held no collateral at September 30, 2022.

As at September 30, 2022, cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at September 30, 2022, approximately 88 percent (90 percent as at December 31, 2021) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements expire in June 2024 with a fair value recognized of $6 million as at September 30, 2022 ($6 million as at December 31, 2021). The maximum potential amount of undiscounted future payments is $40 million as at September 30, 2022, and is considered unlikely.

19.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)	Net Change in Non-Cash Working Capital

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating Activities
Accounts receivable and accrued revenues	$326	$(25)	$(337)	$(287)
Accounts payable and accrued liabilities	(289)	13	106	211
Current portion of operating lease liabilities	(4)	(9)	7	(5)
Income tax receivable and payable	(2)	(2)	42	23
	$31	$(23)	$(182)	$(58)

B)	Non-Cash Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(2)	$(4)	$(54)	$(22)
Non-Cash Investing Activities
Property, plant and equipment accruals	$32	$4	$78	$(33)
Capitalized long-term incentives	2	5	5	12
Property additions/dispositions (swaps)	7	18	43	24
Contingent consideration (See Note 7)	-	-	-	6

20.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at September 30, 2022:

	Expected Future Payments
(undiscounted)	2022	2023	2024	2025	2026	Thereafter	Total

Transportation and Processing	$191	$780	$632	$492	$479	$2,576	$5,150
Drilling and Field Services	97	72	12	4	-	-	185
Building Leases	2	9	9	8	2	-	30
Total	$290	$861	$653	$504	$481	$2,576	$5,365

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2022 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2021, which are included in Items 8 and 7, respectively, of the 2021 Annual Report on Form 10‑K.

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

In support of the Company’s commitment to unlocking shareholder value, Ovintiv utilizes its capital allocation framework to increase returns to shareholders while focusing on continued debt reduction.

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

Ovintiv continually reviews and evaluates its strategy and changing market conditions in order to maximize cash flow generation from its Core Assets located in some of the best plays in North America. As at September 30, 2022, the Core Assets comprised Permian and Anadarko in the U.S., and Montney in Canada. These Core Assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

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

Highlights

During the first nine months of 2022, the Company focused on executing its 2022 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, minimizing the impact of inflation and delivering cash from operating activities. Higher upstream product revenues in the first nine months of 2022 compared to 2021 resulted from higher average realized prices, excluding the impact of risk management activities. Increases in average natural gas and realized liquids prices of 89 percent and 50 percent, respectively, were primarily due to higher benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

The Company delivered significant cash from operating activities of $2,991 million which included a net realized loss of $2,074 million on settlement of commodity and foreign exchange risk management positions.

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

•

On July 6, 2022, Ovintiv elected to accelerate the increase in cash returns to shareholders as a result of the Company’s continued strong financial performance and the previously announced asset sales. During the third quarter of 2022, the Company increased its cash return to shareholders from 25 percent to 50 percent of Non-GAAP Cash Flow in excess of capital expenditures and base dividends. Ovintiv delivered the additional shareholder returns through share buybacks under its NCIB program.

•

During the third quarter of 2022, the Company closed its previously announced divestitures for portions of its Uinta and Bakken assets, and received combined proceeds of approximately $215 million, after closing and other adjustments. Both transactions were effective April 1, 2022.

•

On September 28, 2022, the Company announced it had received regulatory approval for the renewal of its NCIB program, that enables the Company to purchase, for cancellation or return to treasury, up to approximately 24.8 million shares of common stock over a 12-month period from October 3, 2022 to October 2, 2023. The number of shares authorized for purchase represents approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at September 19, 2022. The Company continues to execute the NCIB program in conjunction with its capital allocation framework.

Financial Results

Three months ended September 30, 2022

•	Reported net earnings of $1,186 million, including net losses on risk management in revenues of $111 million, before tax.
•	Generated cash from operating activities of $962 million, Non-GAAP Cash Flow of $948 million and Non‑GAAP Cash Flow Margin of $19.96 per BOE.
•	Purchased for cancellation, approximately 6.7 million shares of common stock for total consideration of approximately $325 million.
•	Paid dividends of $0.25 per share of common stock totaling $62 million.
•	Repurchased in the open market approximately $504 million in principal amount of the Company’s senior notes.
•	Reduced total long-term debt by $284 million during the third quarter.

Nine months ended September 30, 2022

•	Reported net earnings of $2,302 million, including net losses on risk management in revenues of $1,864 million, before tax.
•	Generated cash from operating activities of $2,991 million, Non-GAAP Cash Flow of $3,215 million and Non‑GAAP Cash Flow Margin of $23.30 per BOE.
•	Purchased for cancellation, approximately 11.2 million shares of common stock for total consideration of approximately $531 million.
•	Paid dividends of $0.70 per share of common stock totaling $178 million.
•	Repurchased in the open market approximately $565 million in principal amount of the Company’s senior notes.
•

Had $3.4 billion in total liquidity as at September 30, 2022, which included available credit facilities of $3.5 billion, available uncommitted demand lines of $296 million, and cash and cash equivalents of $18 million, net of outstanding commercial paper of $440 million.

•	Reduced total long-term debt by $1,168 million during the first nine months.
•	Reported Net Debt to Adjusted EBITDA of 0.9 times.

Capital Investment

•

Executed the Company’s 2022 capital plan with expenditures totaling $1,473 million for the nine months ended September 30, 2022, of which $1,157 million, or 79 percent, was directed to the Core Assets.

•

Focused on highly efficient capital activity to minimize the impact of inflation and to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices.

Production

Three months ended September 30, 2022

•

Produced average liquids volumes of 266.3 Mbbls/d, which accounted for 52 percent of total production volumes. Average oil and plant condensate volumes of 179.4 Mbbls/d, represented 67 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,500 MMcf/d, which accounted for 48 percent of total production volumes.

Nine months ended September 30, 2022

•

Produced average liquids volumes of 260.3 Mbbls/d, which accounted for 51 percent of total production volumes. Average oil and plant condensate volumes of 175.9 Mbbls/d, represented 68 percent of total liquids production volumes.

•	Produced average natural gas volumes of 1,471 MMcf/d, which accounted for 49 percent of total production volumes.

Operating Expenses

•

Incurred Total Costs in the first nine months of 2022 of $2,272 million, or $16.45 per BOE, an increase of $354 million or $3.48 per BOE compared to 2021. Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items impacting Total Costs in the first nine months of 2022 compared to 2021 include:

o	Higher upstream transportation and processing expenses of $141 million, primarily due to higher variable contract rates in Permian, Uinta and Anadarko resulting from higher commodity prices;
o

Higher upstream operating expenses, excluding long-term incentive costs, of $127 million, primarily due to inflationary pressures as a result of the higher commodity price environment and increased activity relating to discretionary workovers;

o	Higher production, mineral and other taxes of $111 million, primarily due to higher commodity prices; and
o

Lower administrative expenses, excluding long-term incentive, restructuring and legal costs, and current expected credit losses, of $25 million, primarily due to a decrease in consulting and operating lease costs.

•	Total Operating Expenses in the first nine months of 2022 of $6,563 million increased by $1,318 million.

Additional information on Total Costs items and Total Operating Expenses above can be found in the Results of Operations section of this MD&A.

2022 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

During the first nine months of 2022, oil prices have seen significant volatility. Oil prices for the remainder of 2022 will continue to be impacted by the interplay between recessionary concerns, continued OPEC+ production restraint, increasing global demand for oil, supply uncertainties resulting from the Russian invasion of Ukraine and the pace of recovering U.S. production. The global recessionary concerns and tightening of monetary policies by central banks weighs on market sentiment and could further impact demand, subsequently driving prices down. OPEC+ recently announced that it would decrease oil production starting in November 2022 and will continue to meet to review the state of global oil supply, demand and inventory levels. Although the COVID-19 pandemic continues to impact economies with the emergence of variants, vaccine rollout/uptake and the relaxing of restrictions have lessened the impact on global markets.

Natural Gas Markets

Natural gas prices are primarily impacted by structural changes in supply and demand as well as deviations from seasonally normal weather.

Similar to oil prices, natural gas prices have been volatile during the first nine months of 2022. Natural gas prices for the remainder of 2022 will continue to be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from the Russian invasion of Ukraine.

Company Outlook

The Company continues to exercise discretion and discipline to optimize capital allocation throughout 2022 as oil demand recovers and the commodity price environment evolves. Ovintiv pursues innovative ways to maximize cash flows and minimize the impact of inflation to reduce upstream operating and administrative expenses.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. While the market price for oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. To mitigate price volatility and provide more certainty around cash flows, the Company enters into derivative financial instruments. As at September 30, 2022, the Company has hedged approximately 80.0 Mbbls/d of expected oil and condensate production and 1,305 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company continues to execute its 2022 capital investment program, the majority of which is allocated to the Core Assets, with a focus on maximizing returns from high margin liquids and minimizing the impact of inflation to optimize cash flows. In November 2022, the Company updated its full year 2022 capital investment guidance to approximately $1.8 billion. The recent divestitures did not have a significant impact on the Company’s capital program and the Company plans to fund the remainder of its 2022 capital investment program using cash from operations.

During the first nine months of 2022, the Company invested $1,473 million and directed $547 million to Permian, $342 million to Anadarko, $268 million to Montney, with the remainder primarily directed to other upstream assets.

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

During the third quarter of 2022, total average production volumes were 516.3 MBOE/d. Average oil and plant condensate production volumes were 179.4 Mbbls/d and natural gas production volumes were 1,500 MMcf/d, which were within third quarter guidance of 178.0 Mbbls/d to 183.0 Mbbls/d and 1,440 MMcf/d to 1,500 MMcf/d, respectively. Average other NGL production volumes were 86.9 Mbbls/d, which exceeded third quarter guidance of 80.0 Mbbls/d to 84.0 Mbbls/d.

During the first nine months of 2022, total average production volumes were 505.5 MBOE/d. Average oil and plant condensate production volumes were 175.9 Mbbls/d, other NGLs were 84.4 Mbbls/d and natural gas were 1,471 MMcf/d. The Company is on track to meet its updated full year 2022 total production guidance range of 505.0 MBOE/d to 515.0 MBOE/d, including oil and plant condensate production volumes of approximately 174.0 Mbbls/d to 176.0 Mbbls/d and other NGLs production volumes of approximately 84.0 Mbbls/d to 86.0 Mbbls/d. The Company is also on track to meet its updated full year 2022 guidance range for natural gas production volumes of approximately 1,480 MMcf/d to 1,510 MMcf/d. Full year guidance ranges were updated in November 2022 to reflect the strong performance in Montney, the expected impact of returning oil volumes following the resolution of line pressure issues in the Anadarko and the decision to delay the completion of certain wells across the USA Operations to preserve capital discipline.

Operating Expenses

With increased activity in the oil and gas industry and strong commodity prices, service and supply costs are expected to continue to increase. Ovintiv continues to pursue innovative ways to minimize inflationary pressures with efficiency improvements and effective supply chain management to reduce upstream operating and administrative expenses.

In November 2022, Ovintiv confirmed its full year 2022 Total Costs guidance range remains unchanged at $16.35 per BOE to $16.60 per BOE based on updated commodity price assumptions of $94.00 per barrel for WTI oil and $7.00 per MMBtu for NYMEX natural gas. Total Costs for the first nine months of 2022 was $16.45 per BOE and is expected to remain within the full year guidance range. Total Costs is defined in the Non-GAAP Measures section of this MD&A.

Total Costs of $17.16 per BOE in the third quarter of 2022 was higher than third quarter guidance of $16.50 per BOE to $17.00 per BOE, based on the commodity prices of $100.00 per barrel for WTI oil and $8.00 per MMBtu for NYMEX natural gas. This increase is primarily due to higher electricity costs associated with higher than expected NYMEX natural gas prices and increased activity related to discretionary workovers.

Long-Term Debt Reduction

Ovintiv remains focused on strengthening its balance sheet. Since the second quarter of 2020, the Company has allocated $3,748 million in excess cash flows to reduce its total long-term debt balance.

In conjunction with the Company’s focus on debt reduction, Ovintiv redeemed its $1.0 billion, 5.625 percent senior notes due July 1, 2024 in June 2022, with cash on hand and other existing sources of liquidity. The debt redemption will result in annualized interest savings of approximately $55 million.

In the first nine months of 2022, the Company also repurchased in the open market, approximately $565 million in principal, plus accrued interest and premiums, which included a portion of its 5.375 percent senior notes due January 2026, its 6.5 percent senior notes due August 2034, its 6.625 percent senior notes due August 2037, its 6.5 percent senior notes due February 2038 and its 5.15 percent senior notes due November 2041. The Company paid premiums of $22 million to complete the open market repurchases. The open market repurchases will result in annualized interest savings of approximately $33 million.

As at September 30, 2022, the Company had $440 million of commercial paper outstanding under its U.S. commercial paper (“U.S. CP”) programs and no outstanding balances under its revolving credit facilities.

Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Liquidity and Capital Resources section of this MD&A, respectively.

Additional information on Ovintiv’s discrete fourth quarter and full year 2022 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

Results of Operations

Selected Financial Information

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2022	2021	2022	2021

Product and Service Revenues
Upstream product revenues	$2,653	$1,948	$7,864	$5,265
Market optimization	988	771	3,197	2,171
Service revenues (1)	2	1	3	4
Total Product and Service Revenues	3,643	2,720	11,064	7,440

Gains (Losses) on Risk Management, Net	(111)	(950)	(1,864)	(2,176)
Sublease Revenues	17	19	52	55
Total Revenues	3,549	1,789	9,252	5,319

Total Operating Expenses (2)	2,176	1,789	6,563	5,245
Operating Income (Loss)	1,373	-	2,689	74
Total Other (Income) Expenses	99	71	239	217
Net Earnings (Loss) Before Income Tax	1,274	(71)	2,450	(143)
Income Tax Expense (Recovery)	88	1	148	(175)

Net Earnings (Loss)	$1,186	$(72)	$2,302	$32
(1)	Service revenues include amounts related to the USA and Canadian Operations.
(2)	Total Operating Expenses include non-cash items such as DD&A, accretion of asset retirement obligations and long-term incentive costs.

Revenues

Ovintiv’s revenues are substantially derived from sales of oil, NGLs and natural gas production. Increases or decreases in Ovintiv’s revenue, profitability and future production are highly dependent on the commodity prices the Company receives. Prices are market driven and fluctuate due to factors beyond the Company’s control, such as supply and demand, seasonality and geopolitical and economic factors. The Company’s realized prices generally reflect WTI, NYMEX, Edmonton Condensate and AECO benchmark prices, as well as other downstream benchmarks, including Houston and Dawn. The Company proactively mitigates price risk and optimizes margins by entering into firm transportation contracts to diversify market access to different sales points. Realized prices, excluding the impact of risk management activities, may differ from the benchmarks for many reasons, including quality, location, or production being sold at different market hubs.

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended September 30,		Nine months ended September 30,
(average for the period)	2022	2021	2022	2021

Oil & NGLs
WTI ($/bbl)	$91.55	$70.56	$98.09	$64.82
Houston ($/bbl)	93.24	71.01	99.59	65.80
Edmonton Condensate (C$/bbl)	114.19	87.26	124.90	80.75

Natural Gas
NYMEX ($/MMBtu)	$8.20	$4.01	$6.77	$3.18
AECO (C$/Mcf)	5.81	3.54	5.56	3.11
Dawn (C$/MMBtu)	9.75	5.13	8.19	4.18

Production Volumes and Realized Prices

	Three months ended September 30,				Nine months ended September 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2022	2021	2022	2021	2022	2021	2022	2021

Oil (Mbbls/d, $/bbl)
USA Operations	133.3	136.7	$93.22	$68.69	131.4	143.5	$98.37	$62.82
Canadian Operations	0.1	0.1	82.86	64.95	0.1	0.4	88.58	55.51
Total	133.4	136.8	93.21	68.69	131.5	143.9	98.36	62.80

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.1	11.3	66.62	62.84	10.1	10.5	78.77	56.84
Canadian Operations	34.9	40.6	86.65	68.78	34.3	41.4	96.59	63.62
Total	46.0	51.9	81.82	67.49	44.4	51.9	92.53	62.25

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	74.1	69.4	29.82	28.77	70.5	66.6	32.69	23.29
Canadian Operations	12.8	15.5	41.12	31.73	13.9	16.3	43.49	27.38
Total	86.9	84.9	31.49	29.31	84.4	82.9	34.46	24.09

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	218.5	217.4	70.37	55.63	212.0	220.6	75.59	50.59
Canadian Operations	47.8	56.2	74.43	58.57	48.3	58.1	81.32	53.41
Total	266.3	273.6	71.10	56.23	260.3	278.7	76.65	51.18

Natural Gas (MMcf/d, $/Mcf)
USA Operations	502	495	7.55	3.80	487	484	6.45	3.13
Canadian Operations	998	1,071	6.11	3.63	984	1,099	5.78	3.18
Total	1,500	1,566	6.60	3.69	1,471	1,583	6.00	3.17

Total Production (MBOE/d, $/BOE)
USA Operations	302.1	300.0	63.44	46.59	293.3	301.2	65.37	42.08
Canadian Operations	214.2	234.7	45.11	30.61	212.2	241.3	45.30	27.38
Total	516.3	534.7	55.83	39.57	505.5	542.5	56.94	35.54

Production Mix (%)
Oil & Plant Condensate	35	35			35	36
NGLs – Other	17	16			16	15
Total Oil & NGLs	52	51			51	51
Natural Gas	48	49			49	49

Production Change
Year Over Year (%) (3)
Total Oil & NGLs	(3)	1			(7)	(3)
Natural Gas	(4)	9			(7)	4
Total Production	(3)	5			(7)	1

Core Assets Production
Oil (Mbbls/d)	96.8	112.2			97.8	109.9
NGLs – Plant Condensate (Mbbls/d)	44.6	50.8			43.1	49.5
NGLs – Other (Mbbls/d)	78.2	78.8			76.5	75.6
Total Oil & NGLs (Mbbls/d)	219.6	241.8			217.4	235.0
Natural Gas (MMcf/d)	1,409	1,487			1,384	1,473
Total Production (MBOE/d)	454.5	489.6			448.1	480.5
% of Total Production	88	92			89	89
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

	Three months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2021 Upstream Product Revenues (1)	$865	$322	$230	$530	$1,947
Increase (decrease) due to:
Sales prices	301	60	17	402	780
Production volumes	(22)	(37)	4	(21)	(76)
2022 Upstream Product Revenues	$1,144	$345	$251	$911	$2,651

	Nine months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2021 Upstream Product Revenues (1)	$2,467	$881	$545	$1,368	$5,261
Increase (decrease) due to:
Sales prices	1,276	370	241	1,139	3,026
Production volumes	(212)	(129)	7	(96)	(430)
2022 Upstream Product Revenues	$3,531	$1,122	$793	$2,411	$7,857
(1)

Revenues for the third quarter and first nine months of 2022 exclude certain other revenue and royalty adjustments with no associated production volumes of $2 million and $7 million, respectively (2021 - $1 million and $4 million, respectively).

Oil Revenues

Three months ended September 30, 2022 versus September 30, 2021

Oil revenues were higher by $279 million compared to the third quarter of 2021 primarily due to:

•

An increase of $24.52 per bbl, or 36 percent, in the average realized oil prices which increased revenues by $301 million. The increase reflected higher Houston and WTI benchmark prices which were up 31 percent and 30 percent, respectively, and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 3.4 Mbbls/d decreased revenues by $22 million. Lower volumes were primarily due to natural declines and changes in commodity composition of Permian wells (10.1 Mbbls/d), natural declines in Anadarko (3.8 Mbbls/d) and asset sales in Uinta and Bakken in the third quarter of 2022 (1.5 Mbbls/d), partially offset by successful drilling in Uinta and Bakken (13.3 Mbbls/d).

Nine months ended September 30, 2022 versus September 30, 2021

Oil revenues were higher by $1,064 million compared to the first nine months of 2021 primarily due to:

•

An increase of $35.56 per bbl, or 57 percent, in the average realized oil prices which increased revenues by $1,276 million. The increase reflected higher WTI and Houston benchmark prices which were both up 51 percent, and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 12.4 Mbbls/d decreased revenues by $212 million. Lower volumes were primarily due to natural declines and changes in commodity composition of Permian wells (8.5 Mbbls/d), the sale of the Eagle Ford assets in the second quarter of 2021 (7.7 Mbbls/d) and natural declines in Anadarko (4.7 Mbbls/d), partially offset by successful drilling in Uinta and Bakken (8.6 Mbbls/d).

NGL Revenues

Three months ended September 30, 2022 versus September 30, 2021

NGL revenues were higher by $44 million compared to the third quarter of 2021 primarily due to:

•

An increase of $14.33 per bbl, or 21 percent, in the average realized plant condensate prices which increased revenues by $60 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 31 percent and 30 percent, respectively, partially offset by lower regional pricing relative to the WTI benchmark price in Canadian Operations;

•

An increase of $2.18 per bbl, or seven percent, in the average realized other NGL prices which increased revenues by $17 million. The increase reflected higher other NGL benchmark prices and higher regional pricing; and

•

Lower average plant condensate production volumes of 5.9 Mbbls/d decreased revenues by $37 million. Lower volumes were primarily due to higher royalties resulting from higher commodity prices in Montney (3.1 Mbbls/d) and natural declines in Montney (2.8 Mbbls/d).

Nine months ended September 30, 2022 versus September 30, 2021

NGL revenues were higher by $489 million compared to the first nine months of 2021 primarily due to:

•

An increase of $30.28 per bbl, or 49 percent, in the average realized plant condensate prices which increased revenues by $370 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 55 percent and 51 percent, respectively, partially offset by lower regional pricing relative to the WTI benchmark price in Canadian Operations;

•

An increase of $10.37 per bbl, or 43 percent, in the average realized other NGL prices which increased revenues by $241 million. The increase reflected higher other NGL benchmark prices and higher regional pricing; and

•

Lower average plant condensate production volumes of 7.5 Mbbls/d decreased revenues by $129 million. Lower volumes were primarily due to higher royalties resulting from higher commodity prices in Montney (3.3 Mbbls/d), natural declines in Montney (2.5 Mbbls/d) and the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (1.4 Mbbls/d).

Natural Gas Revenues

Three months ended September 30, 2022 versus September 30, 2021

Natural gas revenues were higher by $381 million compared to the third quarter of 2021 primarily due to:

•

An increase of $2.91 per Mcf, or 79 percent, in the average realized natural gas prices which increased revenues by $402 million. The increase reflected higher NYMEX, Dawn and AECO benchmark prices which were up 104 percent, 90 percent and 64 percent, respectively; and

•

Lower average natural gas production volumes of 66 MMcf/d decreased revenues by $21 million primarily due to higher royalties resulting from higher commodity prices in Montney (103 MMcf/d), natural declines in Anadarko (16 MMcf/d), partially offset by successful drilling in Montney (44 MMcf/d) and natural changes in commodity composition of Permian (13 MMcf/d).

Nine months ended September 30, 2022 versus September 30, 2021

Natural gas revenues were higher by $1,043 million compared to the first nine months of 2021 primarily due to:

•

An increase of $2.83 per Mcf, or 89 percent, in the average realized natural gas prices which increased revenues by $1,139 million. The increase reflected higher NYMEX, Dawn and AECO benchmark prices which were up 113 percent, 96 percent and 79 percent, respectively; and

44

•

Lower average natural gas production volumes of 112 MMcf/d decreased revenues by $96 million primarily due to higher royalties resulting from higher commodity prices in Montney (118 MMcf/d), and the sales of the Duvernay and Eagle Ford assets in the second quarter of 2021 (27 MMcf/d), partially offset by successful drilling in Montney (21 MMcf/d) and natural changes in commodity composition of Permian wells (19 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at September 30, 2022 can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2022	2021	2022	2021

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(141)	$(194)	$(519)	$(478)
NGLs - Plant Condensate	(26)	(39)	(109)	(99)
NGLs - Other	-	(42)	-	(81)
Natural Gas	(654)	(97)	(1,449)	(96)
Other (2)	-	1	2	4
Total	(821)	(371)	(2,075)	(750)

Unrealized Gains (Losses) on Risk Management	710	(579)	211	(1,426)
Total Gains (Losses) on Risk Management, Net	$(111)	$(950)	$(1,864)	$(2,176)

	Three months ended September 30,		Nine months ended September 30,
(Per-unit)	2022	2021	2022	2021

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(11.47)	$(15.38)	$(14.44)	$(12.16)
NGLs - Plant Condensate ($/bbl)	$(6.09)	$(8.15)	$(8.96)	$(7.01)
NGLs - Other ($/bbl)	$-	$(5.45)	$-	$(3.59)
Natural Gas ($/Mcf)	$(4.75)	$(0.67)	$(3.61)	$(0.22)
Total ($/BOE)	$(17.28)	$(7.57)	$(15.05)	$(5.09)
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2022	2021	2022	2021

Market Optimization	$988	$771	$3,197	$2,171

Three months ended September 30, 2022 versus September 30, 2021

Market Optimization product revenues increased $217 million compared to the third quarter of 2021 primarily due to:

•

Higher oil and natural gas benchmark prices ($259 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($16 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($58 million).

Nine months ended September 30, 2022 versus September 30, 2021

Market Optimization product revenues increased $1,026 million compared to the first nine months of 2021 primarily due to:

•

Higher oil and natural gas benchmark prices ($1,069 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($126 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($169 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2022	2021	2022	2021

USA Operations	$106	$75	$311	$199
Canadian Operations	3	2	10	11
Total	$109	$77	$321	$210

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2022	2021	2022	2021

USA Operations	$3.83	$2.71	$3.89	$2.42
Canadian Operations	$0.12	$0.13	$0.15	$0.17
Production, Mineral and Other Taxes	$2.29	$1.57	$2.32	$1.42

Three months ended September 30, 2022 versus September 30, 2021

Production, mineral and other taxes increased $32 million compared to the third quarter of 2021 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($28 million).

Nine months ended September 30, 2022 versus September 30, 2021

Production, mineral and other taxes increased $111 million compared to the first nine months of 2021 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($112 million);

partially offset by:

•	The sale of the Eagle Ford assets in the second quarter of 2021 ($9 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2022	2021	2022	2021

USA Operations	$170	$122	$464	$361
Canadian Operations	257	231	741	703
Upstream Transportation and Processing	427	353	1,205	1,064

Market Optimization	41	44	122	130
Total	$468	$397	$1,327	$1,194

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2022	2021	2022	2021

USA Operations	$6.14	$4.43	$5.80	$4.40
Canadian Operations	$13.01	$10.68	$12.78	$10.68
Upstream Transportation and Processing	$8.99	$7.17	$8.73	$7.19

Three months ended September 30, 2022 versus September 30, 2021

Transportation and processing expense increased $71 million compared to the third quarter of 2021 primarily due to:

•

Higher variable contract rates in Permian, Uinta and Anadarko due to higher commodity prices ($35 million), higher volumes in Montney and Uinta ($17 million), higher flow-through rates resulting from increased third-party plant operating costs and turnarounds, and higher capital fees in Montney ($14 million), higher downstream transport costs in Montney ($13 million) and higher costs relating to the diversification of the Company’s downstream markets ($5 million);

partially offset by:

•	A lower U.S./Canadian dollar exchange rate ($8 million).

Nine months ended September 30, 2022 versus September 30, 2021

Transportation and processing expense increased $133 million compared to the first nine months of 2021 primarily due to:

•

Higher variable contract rates in Permian, Uinta and Anadarko due to higher commodity prices ($74 million), higher volumes in Montney, Uinta and Permian ($38 million), higher downstream transport costs in Montney ($31 million), higher flow-through rates resulting from increased third-party plant operating costs and turnarounds, and higher capital fees in Montney ($28 million), and higher costs relating to the diversification of the Company’s downstream markets ($14 million);

partially offset by:

•

The sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($18 million), lower U.S./Canadian dollar exchange rate ($18 million) and expired contracts relating to previously divested assets ($8 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2022	2021	2022	2021

USA Operations	$187	$122	$478	$368
Canadian Operations	34	25	96	78
Upstream Operating Expense	221	147	574	446

Market Optimization	7	5	22	19
Corporate & Other	-	1	-	1
Total	$228	$153	$596	$466

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2022	2021	2022	2021

USA Operations	$6.73	$4.38	$5.96	$4.47
Canadian Operations	$1.69	$1.20	$1.65	$1.17
Upstream Operating Expense (1)	$4.64	$2.98	$4.16	$3.00
(1)

Upstream Operating Expense per BOE for the third quarter and first nine months of 2022 includes long-term incentive costs of $0.15/BOE and $0.16/BOE, respectively (2021 - $0.13/BOE and $0.14/BOE, respectively).

Three months ended September 30, 2022 versus September 30, 2021

Operating expense increased $75 million compared to the third quarter of 2021 primarily due to:

•	Inflationary pressures as a result of the higher commodity price environment and increased activity relating to discretionary workovers ($68 million).

Nine months ended September 30, 2022 versus September 30, 2021

Operating expense increased $130 million compared to the first nine months of 2021 primarily due to:

•	Inflationary pressures as a result of the higher commodity price environment and increased activity relating to discretionary workovers ($143 million);

partially offset by:

•	The sales of the Eagle Ford and Duvernay assets in the second quarter of 2021 ($26 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2022	2021	2022	2021

Market Optimization	$973	$759	$3,154	$2,096

Three months ended September 30, 2022 versus September 30, 2021

Purchased product expense increased $214 million compared to the third quarter of 2021 primarily due to:

•	Higher oil and natural gas benchmark prices ($253 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($17 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($56 million).

Nine months ended September 30, 2022 versus September 30, 2021

Purchased product expense increased $1,058 million compared to the first nine months of 2021 primarily due to:

•	Higher oil and natural gas benchmark prices ($1,086 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($126 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($154 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2022	2021	2022	2021

USA Operations	$225	$207	$642	$635
Canadian Operations	61	83	176	265
Upstream DD&A	286	290	818	900

Corporate & Other	5	7	15	16
Total	$291	$297	$833	$916

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2022	2021	2022	2021

USA Operations	$8.11	$7.52	$8.03	$7.73
Canadian Operations	$3.09	$3.82	$3.04	$4.02
Upstream DD&A	$6.03	$5.90	$5.93	$6.08

Three months ended September 30, 2022 versus September 30, 2021

DD&A decreased $6 million compared to the third quarter of 2021 primarily due to:

•	Lower depletion rates and production volumes in the Canadian Operations ($11 million and $7 million, respectively) and a lower U.S./Canadian dollar exchange rate ($3 million);

partially offset by:

•	Higher depletion rates in the USA Operations ($17 million).

The depletion rate in the USA Operations increased $0.59 per BOE compared to the third quarter of 2021 primarily due to a higher depletable base. The depletion rate in the Canadian Operations decreased $0.73 per BOE compared to the third quarter of 2021 primarily due to higher reserve volumes.

Nine months ended September 30, 2022 versus September 30, 2021

DD&A decreased $83 million compared to the first nine months of 2021 primarily due to:

•

Lower depletion rates in the Canadian Operations ($51 million), lower production volumes in the Canadian and USA Operations ($31 million and $17 million, respectively) and a lower U.S./Canadian dollar exchange rate ($6 million);

partially offset by:

•	Higher depletion rates in the USA Operations ($24 million).

The depletion rate in the USA Operations increased $0.30 per BOE compared to the first nine months of 2021 primarily due to a higher depletable base. The depletion rate in the Canadian Operations decreased $0.98 per BOE compared to the first nine months 2021 primarily due to higher reserve volumes.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. Costs primarily include salaries and benefits, operating lease, office, information technology, restructuring and long-term incentive costs.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2022	2021	2022	2021

Administrative, excluding Long-Term Incentive,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$66	$70	$194	$219
Long-term incentive costs	37	25	123	91
Restructuring and legal costs	-	6	(1)	37
Current expected credit losses	-	-	2	(1)
Total Administrative	$103	$101	$318	$346

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2022	2021	2022	2021

Administrative, excluding Long-Term Incentive,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$1.39	$1.44	$1.40	$1.50
Long-term incentive costs	0.77	0.51	0.89	0.61
Restructuring and legal costs	-	0.11	(0.01)	0.24
Current expected credit losses	-	-	0.02	(0.01)
Total Administrative	$2.16	$2.06	$2.30	$2.34
(1)

The third quarter and first nine months of 2022 include costs related to The Bow office lease of $30 million and $88 million, respectively (2021 - $30 million and $88 million, respectively), half of which is recovered from sublease revenues.

Three months ended September 30, 2022 versus September 30, 2021

Administrative expense increased $2 million compared to the third quarter of 2021 primarily due to:

•	Higher long-term incentive costs resulting from an increase in the Company’s share price in the third quarter of 2022 compared to 2021 ($12 million);

partially offset by:

•	Lower legal and operating lease costs ($4 million and $3 million, respectively) and a decrease in restructuring costs ($2 million).

Nine months ended September 30, 2022 versus September 30, 2021

Administrative expense decreased $28 million compared to the first nine months of 2021 primarily due to:

•	Lower legal, consulting and operating lease costs ($24 million, $13 million and $13 million, respectively) and a decrease in restructuring costs ($14 million);

partially offset by:

•	Higher long-term incentive costs mainly due to higher settlement prices related to cash-settled compensation plans during the first quarter of 2022 compared to 2021 ($32 million).

Additional information on the Company’s long-term incentive costs can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2022	2021	2022	2021

Interest	$83	$77	$248	$263
Foreign exchange (gain) loss, net	19	-	21	(15)
Other (gains) losses, net	(3)	(6)	(30)	(31)
Total Other (Income) Expenses	$99	$71	$239	$217

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended September 30, 2022 versus September 30, 2021

Interest expense increased $6 million compared to the third quarter of 2021 primarily due to:

•	Premiums of $22 million related to the Company’s open market repurchases in 2022 and issuances under the Company’s U.S. CP program ($5 million);

      partially offset by:

•	Interest savings related to the redemption of certain senior notes in 2021 and 2022 ($22 million).

Nine months ended September 30, 2022 versus September 30, 2021

Interest expense decreased $15 million compared to the first nine months of 2021 primarily due to:

•

Interest savings related to the redemption of certain senior notes in 2021 and 2022 ($36 million), and the acceleration of the fair value amortization related to the early redemption of the Company’s 2024 senior notes in June 2022 of $30 million;

partially offset by:

•

A one-time make-whole interest payment of $47 million resulting from the early redemption of the Company’s 2024 senior notes in June 2022, compared to a one-time make-whole interest payment of $19 million resulting from the early redemption of the Company’s 2022 senior notes in June 2021, and premiums of $22 million related to the Company’s open market repurchases in 2022.

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

Three months ended September 30, 2022 versus September 30, 2021

Net foreign exchange loss was $19 million compared to nil in the third quarter of 2021 primarily due to:

•

Higher realized foreign exchange losses on the settlement of U.S. dollar financing debt issued from Canada ($12 million), realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada compared to gains in 2021 ($8 million) and higher unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts issued from Canada ($6 million);

partially offset by:

•	Higher gains on monetary revaluations ($10 million).

Nine months ended September 30, 2022 versus September 30, 2021

Net foreign exchange loss of $21 million compared to a gain of $15 million the first nine months of 2021 primarily due to:

•

Lower realized foreign exchange gains on the settlement of U.S. dollar risk management contracts issued from Canada ($24 million), realized foreign exchange losses on the settlement of U.S. dollar financing debt issued from Canada compared to gains in 2021 ($20 million) and higher unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts issued from Canada ($5 million);

partially offset by:

•	Gains on monetary revaluations compared to losses in 2021 ($15 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets, government stimulus programs and adjustments related to other assets.

Other gains in the first nine months of 2022 includes interest income of $24 million (2021 - $13 million) primarily associated with the resolution of prior years’ tax items.

Income Tax

	Three months ended September 30,			Nine months ended September 30,
($ millions)	2022	2021		2022	2021

Current Income Tax Expense (Recovery)	$-	$-		$10	$(156)
Deferred Income Tax Expense (Recovery)	88	1		138	(19)
Income Tax Expense (Recovery)	$88	$1		$148	$(175)

Effective Tax Rate	6.9%	(1.4%	)	6.0%	122.4%
Income Tax Expense (Recovery)

Three months ended September 30, 2022 versus September 30, 2021

In the third quarter of 2022, Ovintiv recorded a higher income tax expense compared to 2021 ($87 million), primarily due to the changes in valuation allowances.

Nine months ended September 30, 2022 versus September 30, 2021

In the first nine months of 2022, Ovintiv recorded an income tax expense of $148 million compared to an income tax recovery of $175 million in 2021, primarily due to the resolution of prior years’ tax items recognized in 2021 and the changes in valuation allowances.

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

For the third quarter and the first nine months of 2022, the Company’s effective tax rates were 6.9 percent and 6.0 percent, respectively, which are lower than the U.S. federal statutory tax rate of 21 percent primarily due to the lower annual effective income tax rate resulting from a reduction in valuation allowances.

The Company’s effective tax rate was (1.4) percent for the third quarter of 2021, which was lower than the U.S federal statutory tax rate of 21 percent primarily due to the change in valuation allowances. The Company’s effective tax rate was 122.4 percent for the first nine months of 2021, which was higher than the U.S federal statutory tax rate of 21 percent primarily due to the resolution of prior years’ tax items and the change in valuation allowances.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations and capital allocation framework or to manage its capital structure as discussed below. At September 30, 2022, $15 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

The Company’s capital structure consists of total shareholders’ equity plus long-term debt, including any current portion. The Company’s objectives when managing its capital structure are to maintain financial flexibility to preserve Ovintiv’s access to capital markets and its ability to meet financial obligations and finance internally generated growth, as well as potential acquisitions. Ovintiv has a practice of maintaining capital discipline and strategically managing its capital structure by adjusting capital spending, adjusting dividends paid to shareholders, issuing new shares of common stock, purchasing shares of common stock for cancellation or return to treasury, issuing new debt and repaying or repurchasing existing debt.

	As at September 30,
($ millions, except as indicated)	2022	2021

Cash and Cash Equivalents	$18	$8
Available Credit Facilities (1)	3,500	4,000
Available Uncommitted Demand Lines (2)	296	278
Issuance of U.S. Commercial Paper	(440)	-
Total Liquidity	$3,374	$4,286

Long-Term Debt, including current portion	$3,618	$4,791
Total Shareholders’ Equity (3)	$6,550	$3,797

Debt to Capitalization (%) (4)	36	56
Debt to Adjusted Capitalization (%) (5)	20	29

(1)	2022 includes available credit facilities of $2.2 billion in the U.S. and $1.3 billion in Canada (2021 - $2.5 billion and $1.5 billion, respectively).
(2)	Includes three uncommitted demand lines totaling $319 million, net of $23 million in related undrawn letters of credit (2021 - $335 million and $57 million, respectively).
(3)	Shareholders’ Equity reflects the shares of common stock purchased, for cancellation, under the Company’s NCIB program initiated in 2021.
(4)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(5)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

In March, the Company commenced negotiations to amend and restate its committed revolving credit facilities. Effective April 1, 2022, the Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). Maturity dates for both credit facilities were extended to July 2026 and the Company has full access to these Credit Facilities. The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital investment program. At September 30, 2022, there were no outstanding amounts under the revolving Credit Facilities.

During the first quarter of 2022, Ovintiv’s credit rating was upgraded to investment grade by one of its credit rating agencies driven by Ovintiv’s significant debt reductions and improved commodity price assumptions used by the rating agency. All of Ovintiv’s credit ratings are investment grade as at September 30, 2022.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at September 30, 2022, the Company had approximately $440 million of commercial paper outstanding under its U.S. CP programs which is supported by the Company’s Credit Facilities.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $3.4 billion as at September 30, 2022. At September 30, 2022, Ovintiv also had approximately $23 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to transportation arrangements and to support future abandonment liabilities.

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

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at September 30, 2022, the Company’s Debt to Adjusted Capitalization was 20 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2021 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the third quarter and first nine months of 2022, Ovintiv primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended September 30,		Nine months ended September 30,
($ millions)	Activity Type	2022	2021	2022	2021

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$962	$812	$2,991	$2,389
Proceeds from divestitures	Investing	225	(8)	230	1,017
Net issuance of revolving long-term debt	Financing	225	-	440	-
Other	Investing	34	6	82	-
		1,446	810	3,743	3,406

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	511	365	1,473	1,098
Acquisitions	Investing	12	-	34	3
Net repayment of revolving long-term debt	Financing	-	-	-	950
Repayment of long-term debt (1)	Financing	525	518	1,634	1,137
Purchase of shares of common stock	Financing	325	-	531	-
Dividends on shares of common stock	Financing	62	37	178	86
Other	Investing/Financing	2	2	68	134
		1,437	922	3,918	3,408
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		1	(2)	(2)	-
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$10	$(114)	$(177)	$(2)
(1)	Includes open market repurchases in 2022.

Operating Activities

Net cash from operating activities in the third quarter and first nine months of 2022 was $962 million and $2,991 million, respectively, and was primarily a reflection of the impacts from higher average realized commodity prices, partially offset by the effects of the commodity price mitigation program and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the third quarter and first nine months of 2022 was $948 million and $3,215 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended September 30, 2022 versus September 30, 2021

Net cash from operating activities increased $150 million compared to the third quarter of 2021 primarily due to:

•

Higher realized commodity prices ($780 million), changes in non-cash working capital ($54 million) and lower administrative expenses, excluding non-cash long-term incentive costs and current expected credit losses ($6 million);

partially offset by:

•

Higher realized losses on risk management in revenues compared to 2021 ($450 million), lower production volumes ($76 million), higher operating expense, excluding non-cash long-term incentive costs ($74 million), higher transportation and processing expense ($71 million), and higher production, mineral and other taxes ($32 million).

Nine months ended September 30, 2022 versus September 30, 2021

Net cash from operating activities increased $602 million compared to the first nine months of 2021 primarily due to:

•	Higher realized commodity prices ($3,026 million);

partially offset by:

•

Higher realized losses on risk management in revenues compared to 2021 ($1,325 million), lower production volumes ($430 million), current income tax recovery mainly due to the resolution of prior years’ tax items in 2021 of $156 million, higher transportation and processing expense ($133 million),  higher operating expense, excluding non-cash long-term incentive costs ($126 million), changes in non-cash working capital ($124 million) and higher production, mineral and other taxes ($111 million).

Investing Activities

Cash used in investing activities in the first nine months of 2022 was $1,195 million primarily due to capital expenditures. Capital expenditures increased $375 million compared to the first nine months of 2021, primarily due to timing of projects and inflationary cost pressures.

Acquisitions in the first nine months of 2022 were $34 million (2021 - $3 million), which primarily included property purchases with oil and liquids rich potential.

Divestitures in the first nine months of 2022 were $230 million, which primarily included the sale of portions of the Uinta assets located in northeastern Utah and Bakken assets location in northeastern Montana, as well as certain properties that did not complement Ovintiv’s existing portfolio of assets.

Divestitures in the first nine months of 2021 were $1,017 million, which primarily included the sale of the Eagle Ford assets in south Texas and Duvernay assets in west central Alberta, as well as certain properties that did not complement Ovintiv’s existing portfolio of assets.

Capital expenditures and acquisition and divestiture activity are summarized in Notes 2 and 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategic objective to return value to shareholders by repaying or repurchasing existing debt, purchasing shares of common stock and paying dividends.

Net cash used in financing activities in the first nine months of 2022 decreased by $300 million compared to 2021. The decrease was primarily due to a net issuance of revolving long-term debt compared to a net repayment in 2021 ($1,390 million), partially offset by increased purchases of shares of common stock under the Company’s NCIB program in 2022 compared to 2021 ($531 million), higher repayment of long-term debt associated with open market repurchases in 2022 and the early redemption of the Company’s 2024 senior notes in June 2022 compared to the early redemption of the Company’s 2022 senior notes in June 2021 ($497 million) and an increase in dividend payments in 2022 ($92 million).

From time to time, Ovintiv may seek to retire or purchase the Company’s outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. In the first nine months of 2022, the Company repurchased in the open market, approximately $565 million in principal, plus accrued interest and premiums, which included a portion of its 5.375 percent senior notes due January 2026, its 6.5 percent senior notes due August 2034, its 6.625 percent senior notes due August 2037, its 6.5 percent senior notes due February 2038 and its 5.15 percent senior notes due November 2041. The Company paid premiums of $22 million to complete the open market repurchases.

In June 2022, Ovintiv redeemed its $1.0 billion, 5.625 percent senior notes due July 1, 2024, with cash on hand and other existing sources of liquidity. The redemption resulted in a one-time make-whole payment of $47 million.

The Company’s long-term debt, including the current portion of $440 million, totaled $3,618 million at September 30, 2022. The Company’s long-term debt at December 31, 2021 totaled $4,786 million. There was no current portion outstanding at December 31, 2021. As at September 30, 2022, the Company has no fixed rate long-term debt due until 2026 and beyond.

In support of the Company’s commitment to unlocking shareholder value, Ovintiv utilizes its capital allocation framework to increase returns to shareholders and maintain the Company’s progress on debt reduction. Since the second quarter of 2020, the Company has allocated $3,748 million in excess cash flows to reduce its total long-term debt balance. On July 6, 2022, Ovintiv elected to accelerate the increase in cash returns to shareholders as a result of the Company’s continued strong financial performance and the asset sales that closed during the third quarter of 2022. During the third quarter of 2022, the Company increased its cash return to shareholders from 25 percent to 50 percent of Non-GAAP Cash Flow in excess of capital expenditures and base dividends. Ovintiv delivered the additional shareholder returns through share buybacks under its NCIB program.

For additional information on long-term debt, refer to Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2022	2021	2022	2021

Dividend Payments	$62	$37	$178	$86
Dividend Payments ($/share)	$0.25	$0.14	$0.70	$0.3275

On November 8, 2022, the Board of Directors declared a dividend of $0.25 per share of common stock payable on December 30, 2022 to common shareholders of record as of December 15, 2022.

Dividends increased $92 million compared to the first nine months of 2021, as a result of Ovintiv increasing its quarterly dividend payments to an annualized dividend of $0.80 per share of common stock during the first quarter of 2022 and a further increase to an annualized dividend of $1.00 per share of common stock in the second quarter of 2022. The dividend increases reflect the Company’s commitment to returning capital to shareholders.

Normal Course Issuer Bid

On September 28, 2022, the Company announced it had received regulatory approval for the renewal of its NCIB program, that enables the Company to purchase, for cancellation or return to treasury, up to approximately 24.8 million shares of common stock over a 12-month period from October 3, 2022 to October 2, 2023. The number of shares authorized for purchase represents approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at September 19, 2022. The Company will continue to execute the renewed NCIB program in conjunction with its capital allocation framework.

In the third quarter and first nine months of 2022, under the previous NCIB program, which extended from October 1, 2021 to September 30, 2022, the Company purchased, for cancellation, approximately 6.7 million and 11.2 million shares of common stock for total consideration of approximately $325 million and $531 million, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2022	2021	2022	2021

Cash From (Used in) Operating Activities	$962	$812	$2,991	$2,389
(Add back) deduct:
Net change in other assets and liabilities	(17)	(10)	(42)	(21)
Net change in non-cash working capital	31	(23)	(182)	(58)
Current tax on sale of assets	-	-	-	-
Non-GAAP Cash Flow	$948	$845	$3,215	$2,468
Divided by:
Production Volumes (MMBOE)	47.5	49.2	138.0	148.1
Non-GAAP Cash Flow Margin ($/BOE)	$19.96	$17.17	$23.30	$16.66

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

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2022	2021	2022	2021

Total Operating Expenses	$2,176	$1,789	$6,563	$5,245
Deduct (add back):
Market optimization operating expenses	1,021	808	3,298	2,245
Corporate & other operating expenses	-	1	-	1
Depreciation, depletion and amortization	291	297	833	916
Accretion of asset retirement obligation	4	5	14	17
Long-term incentive costs	44	31	145	112
Restructuring and legal costs	-	6	(1)	37
Current expected credit losses	-	-	2	(1)
Total Costs	$816	$641	$2,272	$1,918
Divided by:
Production Volumes (MMBOE)	47.5	49.2	138.0	148.1
Total Costs ($/BOE) (1)	$17.16	$13.03	$16.45	$12.97
(1)	Calculated using whole dollars and volumes.

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

($ millions, except as indicated)	September 30, 2022	December 31, 2021

Long-Term Debt, including current portion	$3,618	$4,786
Total Shareholders’ Equity	6,550	5,074
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$17,914	$17,606
Debt to Adjusted Capitalization	20%	27%

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

($ millions, except as indicated)	September 30, 2022	December 31, 2021

Long-Term Debt, including current portion	$3,618	$4,786
Less:
Cash and cash equivalents	18	195
Net Debt	3,600	4,591

Net Earnings (Loss)	3,686	1,416
Add back (deduct):
Depreciation, depletion and amortization	1,107	1,190
Accretion of asset retirement obligation	19	22
Interest	325	340
Unrealized (gains) losses on risk management	(1,149)	488
Foreign exchange (gain) loss, net	13	(23)
Other (gains) losses, net	(36)	(37)
Income tax expense (recovery)	146	(177)
Adjusted EBITDA (trailing 12-month)	$4,111	$3,219
Net Debt to Adjusted EBITDA (times)	0.9	1.4

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

	September 30, 2022
(US$ millions)	10% Price Increase	10% Price Decrease

Crude oil price	$(78)	$70
Natural gas price	(77)	75

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$(4)		$(7)
Transportation and Processing Expense (1)	(8)	$(0.17)	(17)	$(0.13)
Operating Expense (1)	(1)	(0.02)	(2)	(0.01)
Administrative Expense	(2)	(0.04)	(4)	(0.03)
Depreciation, Depletion and Amortization (1)	(3)	(0.06)	(6)	(0.04)

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2022, Ovintiv has entered into $100 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.2848 to US$1, which mature monthly through the remainder of 2022 and $350 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3083 to US$1, which mature monthly throughout 2023.

As at September 30, 2022, Ovintiv had $18 million of U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	September 30, 2022
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$(31)	$38

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

As at September 30, 2022, Ovintiv had floating rate revolving credit and term loan borrowings of $440 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $4 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Ovintiv’s internal control over financial reporting during the third quarter of 2022 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2022, the Company purchased approximately 6.7 million shares of common stock for total consideration of approximately $325 million at a weighted average price of $48.86. The following table presents the common shares purchased during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2022	1,784,477	$44.23	1,784,477	16,679,528
August 1 to August 31, 2022	3,813,079	50.32	3,813,079	12,866,449
September 1 to September 30, 2022	1,053,477	51.45	1,053,477	11,812,972
Total	6,651,033	$48.86	6,651,033	11,812,972
(1)	2,227,310 shares of common stock were repurchased through our broker in accordance with a Rule 10b5-1 compliant plan initially adopted by the Company on September 30, 2021.
(2)	Includes commissions.

On September 28, 2022, the TSX accepted the Company’s notice of intention to renew its NCIB to purchase up to 24,846,855 common shares, or ten percent of its public float as calculated pursuant to TSX rules (approximately 10% of the Company’s issued and outstanding shares), during the 12-month period commencing October 3, 2022 and ending October 2, 2023. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float as of September 19, 2022.

In the first quarter of 2022, Ovintiv obtained an exemption order (the “NCIB Exemption”) from the Alberta Securities Commission and the Ontario Securities Commission, which permits Ovintiv to make repurchases (the “Proposed Bids”), under its current and any future normal course issuer bids, through the facilities of the NYSE and other U.S.-based trading systems (collectively, “U.S. Markets”), in excess of the maximum allowable purchases under applicable Canadian securities laws. The NCIB Exemption applies to any Proposed Bid commenced within 36 months of the date of the exemption order and is subject to several other conditions, including that Ovintiv remain a U.S. and SEC foreign issuer under applicable Canadian securities laws. The purchases of common stock under a Proposed Bid must also be made in compliance with other applicable Canadian securities laws and applicable U.S. rules. Additionally, the NCIB Exemption imposed restrictions on the number of shares of common stock that may be acquired under the exemption, including that: (a) Ovintiv may not acquire common stock in reliance upon the exemption under subsection 4.8(3) of Canadian National Instrument 62-104 – Take-Over Bids and Issuer Bids (“NI 62-104”) from the requirements applicable to issuer bids (the “Other Published Markets Exemption”) if the aggregate number of shares of common stock purchased by Ovintiv, and any person or company acting jointly or in concert with Ovintiv, in reliance on the NCIB Exemption and the Other Published Markets Exemption within any period of 12 months exceeds 5% of the outstanding common stock on the first day of such 12-month period; and (b) the aggregate number of shares of common stock purchased pursuant to (i) a Proposed Bid in reliance on the NCIB Exemption;

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL.

* Management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: November 8, 2022

