Form 10-K
period 2022-12-31
Ovintiv Inc.
filed 2023-02-27
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2022	$11,306,868,256
Number of registrant’s shares of common stock outstanding as of February 17, 2023, at $0.01 par value	243,643,104

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

“SOFR” means Secured Overnight Financial Rate.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K, and the other documents incorporated herein by reference, contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Annual Report on Form 10‑K, and the other documents incorporated herein by reference, the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10‑K include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; drilling plans and programs, including availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, Simul-Frac techniques and other new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access credit facilities and other sources of liquidity; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation; the declaration and payment of future dividends and the anticipated repurchase the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

The forward-looking statements included in this Annual Report on Form 10-K involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. The risks and uncertainties that may affect the operations, performance and results of our business and forward-looking statements include, but are not limited to, those set forth in Item 1A. Risk Factors of this Annual Report on Form 10‑K; and other risks and uncertainties impacting the Company’s business as described from time to time in the Company’s other periodic filings with the SEC or Canadian securities regulators.

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

PART I

Items 1 and 2. Business and Properties

GENERAL

Ovintiv is a leading North American oil and natural gas exploration and production company that is focused on developing its multi-basin portfolio of top tier oil and natural gas assets located in the United States and Canada. Ovintiv's operations also include the marketing of oil, NGLs and natural gas. As at December 31, 2022, all of the Company’s reserves and production were located in North America.

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

STRATEGY AND APPROACH

Ovintiv aims to be one of the largest producers of oil, NGLs and natural gas in North America. The Company is committed to producing products safely, respectfully and responsibly to drive progress and improve lives. Ovintiv’s products provide energy, which in turn supports better education, healthcare and equality opportunities. Ovintiv looks to pioneer innovative ways to provide safe, reliable and affordable energy.

The Company’s culture is unique and underpinned by its core values of one, agile, innovative and driven. The Company manages risk by driving efficiency gains across its business, creating optionality from a high-quality multi-basin and multi-product portfolio, building flexibility into commercial agreements and leveraging an active fundamentals team that provides commodity price risk management, with results being delivered in a socially and environmentally responsible manner.

Ovintiv aims to be the leading North American producer of oil, NGLs and natural gas by delivering quality returns on the capital the Company invests in its multi-basin portfolio, generating free cash flows and providing significant cash returns to its shareholders. The Company seeks to maximize shareholder returns through its transparent and durable capital allocation framework, which includes a combination of base dividends, share buybacks and/or variable dividends, determined on a quarterly basis at the discretion of the Company’s Board of Directors.

The pillars that support the execution of the Company’s strategy include:

•

Execution Excellence - The Company is a leader in horizontal drilling utilizing cube development and innovative completions methods that leverage advanced technology. Applicable technologies and operating practices are quickly deployed across the Company’s multi-basin portfolio with the goal of achieving a competitive advantage. Technology and innovation enable Ovintiv to reduce development risks, capture capital and operating efficiencies, and sustainably enhance margins and returns while minimizing its environmental footprint. Ovintiv strives to be a leading operator that delivers quality returns through the commodity price cycle.

•

Disciplined Capital Allocation - Ovintiv’s capital investment strategy focuses on a limited number of assets to generate cash flows and quality returns. Ovintiv’s investment strategy is flexible, allowing for capital programs to be quickly right-sized in response to changes in the macro commodity-price environment, which helps to preserve excess cash flows to return to shareholders and to maintain balance sheet strength.

•

Commercial Acumen & Risk Management - While Ovintiv’s multi-product, multi-basin portfolio and capital investment strategy provide optionality and flexibility, the Company also leverages its innovative supply chain and market fundamentals expertise to support capital allocation and quickly respond in a dynamic commodity price environment. The Company actively monitors and seeks to manage market volatility through diversification of price risks and market access risks with the aim of enhancing margins and returns.

•

Drive Environmental, Social and Corporate Governance Progress - Ovintiv embraces stakeholder and societal expectations as it continues to grow and change in response to the evolving landscape with respect to climate change, diversity, equity, inclusion and governance matters. Ovintiv believes that strong ESG performance can directly contribute to increased efficiency, economic performance, value creation and sustainability. Since 2005, the Company has published an annual Sustainability Report, which communicates Ovintiv’s ESG performance and tracks progress on key issues important to stakeholders. Additional information on Ovintiv’s ESG practices can be found on the Company’s sustainability website at sustainability.ovintiv.com.

As part of the Company’s commitment to reducing its environmental footprint, Ovintiv has established an emissions reduction task force chaired by the Company’s Chief Operations Engineer with the purpose of identifying and evaluating operational emission reduction opportunities and other environmental improvements. The Company also voluntarily participates in certain emission reduction programs and has adopted a range of strategies to help reduce emissions from its operations. Strategies include incorporating new and proven technologies and collaborations with third-party partners, such as governmental and other organizations, to knowledge share and further advance future potential emission reduction technology. The Company continues to focus on reducing its Scope 1 and 2 GHG emissions, by adopting strategies intended to improve wellsite and completions designs that reduce flaring, fluid usage, methane venting and fugitive emissions. In addition, Ovintiv’s reduction targets for Scope 1 and 2 GHG emissions intensity are tied to the Company’s employees’ annual compensation program.

The foundation of the Company’s strategy is built upon the following elements:

•

Top Tier Multi-Basin Assets - The Company holds a multi-basin, multi-product portfolio of prolific North American plays, including: Permian in west Texas, Anadarko in west-central Oklahoma, Bakken in northwest North Dakota, Uinta in northeastern Utah and Montney in northeast British Columbia and northwest Alberta. Ovintiv’s multi-basin portfolio both diversifies risk and provides optionality due to the commodity mix of the Company’s plays and their geographic locations. As of December 31, 2022, the Company’s estimated net proved reserves comprised approximately 24 percent oil, 26 percent NGLs, which includes six percent plant condensate, and 50 percent natural gas.

•

Financial Strength - The Company has ample access to liquidity to allow management of its business through commodity price cycles. Ovintiv works to maximize its financial flexibility by quickly adapting capital programs to reflect changes in commodity prices and market conditions. The Company leverages its fundamentals expertise by actively monitoring and managing price volatility as well as diversifying price risk through market access.

Currently, the Company has access to committed credit facilities totaling $3.5 billion maturing in July 2026, at attractive rates. In addition, Ovintiv has continued to focus on debt reduction, reducing total long-term debt by over $3.3 billion since the end of 2020.

•

People and Values - Ovintiv’s core values of one, agile, innovative and driven guide the Company’s actions. The foundational values of integrity, safety, sustainability, trust and respect guide the organization’s behavior and define expectations in the workplace. Ovintiv takes pride not only in what the Company achieves, but also in how its goals are accomplished.

REPORTING SEGMENTS

Ovintiv’s operations are focused on the exploration and development of oil, NGLs and natural gas reserves. The Company is also focused on creating and capturing additional value through its market optimization segment. The Company conducts a substantial portion of its business through subsidiaries. Ovintiv’s operating and reportable segments are: (a) USA Operations; (b) Canadian Operations; and (c) Market Optimization.

•

USA Operations includes the exploration for, development of, and production of oil, NGLs, natural gas and other related activities within the United States. Plays in the U.S. include Permian in west Texas, Anadarko in west-central Oklahoma, Bakken in North Dakota and Uinta in central Utah.

•

Canadian Operations includes the exploration for, development of, and production of oil, NGLs, natural gas and other related activities within Canada. Plays in Canada include Montney in northeast British Columbia and northwest Alberta, Horn River in northeast British Columbia and Wheatland in southern Alberta.

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

For additional information regarding the reporting segments, see Note 2 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

OIL AND NATURAL GAS PROPERTIES AND ACTIVITIES

The following map reflects the location of Ovintiv’s North American landholdings and assets.

USA Operations

Overview: In 2022, the USA Operations had total capital investment of approximately $1,493 million, drilled approximately 153 net wells primarily in Permian and Anadarko and total production averaged approximately 131.5 Mbbls/d of oil, approximately 82.1 Mbbls/d of NGLs and approximately 492 MMcf/d of natural gas. At December 31, 2022, the USA Operations had an established land position of approximately 822,000 net acres, including approximately 153,000 net undeveloped acres. The USA Operations accounted for 66 percent of upstream production revenues, excluding the impacts of hedging, and 63 percent of total proved reserves as at December 31, 2022.

The following tables summarize the USA Operations landholdings, producing wells and daily production as at and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres at December 31, 2022)	Gross	Net	Gross	Net	Gross	Net
Permian	108	102	25	12	133	114	86%
Anadarko	557	344	20	8	577	352	61%
Bakken	70	45	3	1	73	46	63%
Uinta	127	107	30	23	157	130	83%
Other (2)	170	71	236	109	406	180	44%
Total USA Operations	1,032	669	314	153	1,346	822	61%

(1)	Excludes interests in royalty acreage.
(2)	Other Operations comprises assets that are not part of the Company’s current focus.

Producing Wells	Oil		Natural Gas		Total
(number of wells at December 31, 2022) (1)	Gross	Net	Gross	Net	Gross	Net
Permian	1,726	1,643	3	3	1,729	1,646
Anadarko	1,834	760	458	119	2,292	879
Bakken	576	226	34	1	610	227
Uinta	555	381	2	-	557	381
Other (2)	-	-	61	46	61	46
Total USA Operations	4,691	3,010	558	169	5,249	3,179

(1)	Figures exclude wells capable of producing, but not producing.
(2)	Other Operations comprises assets that are not part of the Company’s current focus.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Permian	62.7	68.5	3.1	3.0	26.3	24.6	29.4	27.6	149	132
Anadarko	35.5	39.5	5.9	6.2	37.3	35.9	43.2	42.1	286	301
Bakken	15.3	13.3	1.1	0.8	7.1	5.0	8.2	5.8	36	30
Uinta	17.9	12.7	0.2	0.2	0.9	0.6	1.1	0.8	16	12
Other (1) (2)	0.1	6.0	0.1	0.3	0.1	1.4	0.2	1.7	5	15
Total USA Operations	131.5	140.0	10.4	10.5	71.7	67.5	82.1	78.0	492	490

(1)	Other Operations comprises assets that are not part of the Company’s current focus.
(2)	Other Operations includes volumes associated with Eagle Ford, which was divested during the second quarter of 2021.

Permian

Permian is an oil play located in west Texas in Midland, Martin, Howard, Glasscock, Andrews and Upton counties. The properties within the play are characterized by exposure of up to 10 potential producing horizons spanning approximately 3,000 feet of stratigraphy or stacked pay, an extensive production history and developed infrastructure. At December 31, 2022, the Company controlled approximately 114,000 net acres in the play. The current focus of development is on the Spraberry and Wolfcamp formations in the Midland basin, where Ovintiv holds a large position. During 2022, the Company drilled 62 horizontal net wells. In 2022, production averaged approximately 62.7 Mbbls/d of oil, approximately 29.4 Mbbls/d of NGLs and approximately 149 MMcf/d of natural gas.

The Company has primarily developed the play using its cube development model and simul-frac technique. Cube development utilizes multi-well pads and frac spreads running in parallel to simultaneously access multiple layers of stacked pay to maximize product recovery. Simul-frac technique is the process of fracing pairs of wells at the same time instead of a single well. These advanced development approaches optimize cycle times and increase capital efficiency, while minimizing the surface footprint. During 2022, the Company focused on increasing drilling and completions performance which reduced cycle times, accelerating spud to first sales by approximately 12 percent compared to the prior year. Further efficiencies were achieved through holding onsite inventory of locally sourced wet sand. In addition to reducing costs, wet sand has reduced sand related CO2 emissions as well as airborne silica dust at the workplace and in surrounding communities. During 2022, the Company also focused on expanding its inventory of drilling locations by drilling 13 percent of the incremental wells in new zones or at greater density within the standard cube.

Oil and natural gas facilities include field gathering systems, storage batteries, saltwater disposal systems, separation equipment and pumping units. The majority of Ovintiv’s acreage and associated oil production is dedicated to a pipeline gathering agreement, which has a total remaining term of 11 years with optional renewal terms. In the event of pipeline capacity constraints, Ovintiv’s oil production is trucked by various third parties. Natural gas is delivered by the Company to the purchaser’s meter and pipeline interconnection point in the field.

Anadarko

Anadarko is a liquids-rich play located in west-central Oklahoma in Blaine, Canadian, Custer, Dewey, Garvin, Grady, Kingfisher, Major, McClain and Stephens counties. The majority of the Anadarko properties are located in the black oil window of the STACK which comprises the Woodford, Meramec and Osage formations spanning up to 800 feet of stratigraphy and in the SCOOP which comprises the Woodford, Sycamore, Caney and Springer formations spanning up to 1,150 feet of stratigraphy. The play is characterized by silt, shale and carbonate formations which provide multiple potential oil and natural gas targets making the play ideal for cube development and long laterals. At December 31, 2022, the Company controlled approximately 352,000 net acres in the play, with development currently targeting liquids-rich prospects in the Woodford, Springer, Meramec and Caney formations. During 2022, the Company drilled 54 horizontal net wells. In 2022, production averaged approximately 35.5 Mbbls/d of oil, approximately 43.2 Mbbls/d of NGLs and approximately 286 MMcf/d of natural gas.

The Company is developing the play using its cube development model and simul-frac technique. During 2022, Ovintiv focused on increasing drilling performance and well economics by drilling longer laterals and reducing cycle times which accelerated spud to first sales by approximately 11 percent compared to the prior year.

The play has significant existing infrastructure and ample access to major pricing hubs, including Cushing, Oklahoma, the U.S. Gulf Coast, Mont Belvieu, Texas and Conway, Kansas, and a number of Mid-Continent natural gas pipelines. The Company’s oil and natural gas production is gathered at various production facilities, with the majority of oil subsequently transported to sales points by pipeline or sold at and trucked from tank batteries. The majority of Ovintiv’s acreage and associated production is dedicated to long-term gathering and processing agreements with various third parties, which have remaining terms ranging from two to nine years.

Bakken

Bakken is an oil play located primarily in McKenzie and Dunn counties of North Dakota. The focus of development includes targets in the Bakken and Three Forks formations. During 2022, the Company focused on improving completions performance and wellbore architecture as well as enhancing well economics by implementing innovative and successful practices from across the Company’s portfolio.

At December 31, 2022, the Company controlled approximately 46,000 net acres in the play. During 2022, the Company drilled 25 horizontal net wells. Production averaged approximately 15.3 Mbbls/d of oil, approximately 8.2 Mbbls/d of NGLs and approximately 36 MMcf/d of natural gas.

The majority of Ovintiv’s acreage and associated production is dedicated to a gathering and processing agreement, which has a remaining term of nine years. Ovintiv uses a combination of pipelines and trucks to transport oil to sales points.

Uinta

Uinta is an oil play located in northeastern Utah primarily in Duchesne and Uintah counties. The Uinta basin provides a deep inventory of multiple stacked oil horizons with approximately 2,600 feet of oil saturated reservoir rock. At December 31, 2022, the Company controlled approximately 130,000 net acres in the play. During 2022, the Company drilled 12 horizontal net wells. Production averaged approximately 17.9 Mbbls/d of oil, approximately 1.1 Mbbls/d of NGLs and approximately 16 MMcf/d of natural gas.

During 2022, the Company drilled 14 gross wells on six pads utilizing multi-well pad development which captured capital efficiencies.

Oil production from Uinta is waxy, ranging from yellow to black, and is transported from the lease by truck due to the high heat pour point characteristics of the oil. The Company has oil volume minimum delivery commitments with one refinery in the Salt Lake City area through 2025. Oil production that is not subject to sales commitments is sold monthly in spot markets or transported by rail to other markets, mainly the Gulf Coast.

Canadian Operations

Overview: In 2022, the Canadian Operations had total capital investment of approximately $334 million, drilled approximately 55 horizontal net wells primarily in Montney and production averaged approximately 47.5 Mbbls/d of oil and NGLs and approximately 1,002 MMcf/d of natural gas. At December 31, 2022, the Canadian Operations had an established land position of approximately 1.2 million net acres including approximately 737,000 net undeveloped acres. The Canadian Operations accounted for 34 percent of upstream production revenues, excluding the impacts of hedging, and 37 percent of total proved reserves as at December 31, 2022.

The following tables summarize the Canadian Operations landholdings, producing wells and daily production as at and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres at December 31, 2022)	Gross	Net	Gross	Net	Gross	Net
Montney	543	364	713	497	1,256	861	69%
Other (2)	175	123	366	240	541	363	67%
Total Canadian Operations	718	487	1,079	737	1,797	1,224	68%

(1)	Excludes interests in royalty acreage.
(2)	Other Operations primarily includes Wheatland and Horn River, as well as assets where the Company may pursue growth opportunities.

Producing Wells	Oil		Natural Gas		Total
(number of wells at December 31, 2022) (1)	Gross	Net	Gross	Net	Gross	Net
Montney	6	4	1,758	1,404	1,764	1,408
Other (2)	6	5	523	435	529	440
Total Canadian Operations	12	9	2,281	1,839	2,293	1,848

(1)	Figures exclude wells capable of producing, but not producing.
(2)	Other Operations primarily includes Wheatland and Horn River.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Montney	0.1	0.1	33.6	39.6	13.8	15.7	47.4	55.3	970	1,020
Other (1)	-	0.2	-	0.8	-	0.1	-	0.9	32	46
Total Canadian Operations	0.1	0.3	33.6	40.4	13.8	15.8	47.4	56.2	1,002	1,066

(1)	Other Operations primarily includes volumes associated with Duvernay, Wheatland and Horn River. Duvernay was divested during the second quarter of 2021.

Montney

Montney is primarily a condensate-rich natural gas play located in northeast British Columbia and northwest Alberta. The play includes properties that are located in the Montney formation where Ovintiv is primarily targeting the development of condensate-rich locations, but also includes landholdings with incremental producing formations such as Cadomin and Doig. The Montney formation is characterized by up to six stacked horizons spanning over 1,000 feet of stratigraphy and is being developed exclusively with horizontal well technology. In 2022, total production from the play averaged approximately 47.5 Mbbls/d of oil and NGLs and approximately 970 MMcf/d of natural gas. As at December 31, 2022, the Company controlled approximately 861,000 net acres and 497,000 net undeveloped acres in the play.

Ovintiv utilizes cube development to precisely place and space each well drilled to maximize value and resource extraction within the productive pay. During 2022, Ovintiv focused on drilling longer laterals in less time and completing wells faster while improving sand proppant efficiency. Drilling, completions and production efficiencies were captured by stacking innovation initiatives such as redesigned drill bits, motor optimization, real time frac optimization, simul-frac techniques, multi-coil tubing and integrated service rigs. In 2022, the Company drilled approximately 52 horizontal net wells. Ovintiv also focused on reducing its emissions footprint by implementing frac fleets operating on natural gas, which also resulted in lower fuel costs, logistical complexity of sourcing diesel, and reducing our operational footprint.

Ovintiv has access to natural gas processing capacity of approximately 1,528 MMcf/d, of which approximately 1,313 MMcf/d is under contract with third parties under varying terms and duration and approximately 215 MMcf/d of processing capacity which is owned by the Company. In addition, Ovintiv has access to liquids handling capacity of approximately 126 Mbbls/d of which approximately 93 Mbbls/d is contracted with third parties under varying terms and duration, and approximately 33 Mbbls/d is owned by the Company.

Other Operations:

Horn River

Horn River is located in northeast British Columbia, where development was historically in the Horn River Basin shales (Muskwa, Otter Park and Evie), which are upwards of 500 feet thick. In 2022, the Company’s natural gas production averaged approximately 28 MMcf/d. As at December 31, 2022, the Company had approximately 45 net producing horizontal wells and controlled approximately 187,000 net acres in the play. Ovintiv owns an interest in natural gas compression capacity in Horn River of approximately 285 MMcf/d at various facilities in the area. Ovintiv has a take or pay commitment under the Cabin plant natural gas processing arrangement with a third party, which has a remaining term of 10 years.

Wheatland

Wheatland is located in southern Alberta and includes producing horizons primarily in the coals and sands of the Cretaceous Edmonton and Belly River Groups. As at December 31, 2022, the Company had approximately 395 net producing wells and controlled approximately 131,000 net acres in the play. In 2022, natural gas production averaged approximately 4 MMcf/d.

PROVED RESERVES AND OTHER OIL AND NATURAL GAS INFORMATION

The process of estimating oil, NGLs and natural gas reserves is complex and requires significant judgment. The Company’s estimates of proved reserves and associated future net cash flows were evaluated and prepared by the Company’s internal qualified reserves evaluators (“QREs”) and are the responsibility of management. As a result, Ovintiv has developed internal policies that prescribe procedures and standards to be followed for preparing, estimating and recording reserves in compliance with SEC definitions and regulations. Ovintiv’s policies assign responsibilities for compliance in booking reserves and require that reserve estimates be made by its QREs. A QRE is an individual who has a minimum of five years practical experience, with at least three recent years of experience in the evaluation of reserves, and has a degree in petroleum engineering, geology, or other discipline of engineering or physical science.

Ovintiv’s Corporate Reserves Group, which consists of five staff, report to the Vice-President, Strategy, Corporate Reserves and Midstream who reports to the Executive Vice-President & Chief Financial Officer. The Corporate Reserves Group is responsible for overseeing the internal preparation, review and approval of the reserves estimates and is separate and independent from the preparation of reserves estimates, which are done by operations’ teams who report to Ovintiv’s Executive Vice-President & Chief Operating Officer. The Corporate Reserves Group maintains Ovintiv’s internal policies that prescribe procedures and standards to be followed for preparing, estimating and recording reserves. This includes the Company’s reserves manual and conducting internal audits of the procedures, records and controls relating to the preparation of reserves estimates. Ovintiv’s QREs receive ongoing education on the fundamentals of SEC definitions and reserves reporting through the review of the Company’s reserves manual and internal training programs administered by the Corporate Reserves Group. The Corporate Reserves Group also oversees the engagement of independent qualified reserves evaluators (“IQREs”) or independent qualified reserves auditors (“IQRAs”), if any, retained by the Company.

As a member of the Corporate Reserves Group, the Company’s Director, Reserves is primarily responsible for overseeing the preparation of proved reserves estimates. The Director, Reserves has a Bachelor of Science with a degree in Petroleum Engineering from Colorado School of Mines and is a member of the Society of Petroleum Evaluation Engineers (Denver Chapter). The Director, Reserves has over 23 years of experience in upstream oil and gas and has held numerous positions in reservoir, development and production engineering.

Annually, each play is reviewed in detail by the QREs, the Corporate Reserves Group, subject matter experts and the Company’s executive officers, as appropriate. The Corporate Reserves Group also conducts a separate review to ensure the effectiveness of the disclosure controls and that the reserves estimates are free from material misstatement. The final reserves estimates are reviewed by Ovintiv’s Reserves Committee of the Board of Directors (the “Reserves Committee”), for approval by the Board of Directors. The Reserves Committee comprises directors that are independent and familiar with estimating oil and natural gas reserves and disclosure requirements. The Reserves Committee provides additional oversight to the Company’s reserves process, meeting with management periodically to review the reserves process, the portfolio of properties, results and related disclosures. The Reserves Committee is also responsible for reviewing the qualifications and appointment of IQREs or IQRAs, if any, retained by the Company, including recommending the selection of such IQREs or IQRAs to the Board of Directors for its approval, and meets with such IQREs or IQRAs to review their reports.

For year-ended December 31, 2022, the Company involved IQRAs to audit the Company’s internal oil and natural gas reserve estimates for certain properties. In 2022, Netherland, Sewell & Associates, Inc. audited 36 percent of the Company’s estimated U.S. proved reserve volumes and McDaniel & Associates Consultants Ltd. audited 26 percent of the Company’s estimated Canadian proved reserve volumes. An audit of reserves is an examination of a company’s oil and natural gas reserves by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation methods and procedures.

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

In general, estimates of economically recoverable reserves and the future net cash flows therefrom are based on a number of variable factors and assumptions, such as historical production from the properties, production rates, ultimate reserve recovery, timing and amount of capital expenditures, marketability of oil and natural gas, royalty rates, the assumed effects of regulation by governmental agencies, and operating costs, all of which may vary materially from actual results. For those reasons, among others, estimates of the economically recoverable oil and natural gas reserves attributable to any group of properties and estimates of future net revenues associated with reserves may vary and such variations may be material. The actual production, revenues, taxes, and development and operating expenditures with respect to the reserves associated with the Company’s properties may vary from the information presented herein, and such variations could be material.

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

Ovintiv does not file any estimates of total net proved reserves with any U.S. federal authority or agency other than the SEC and the Department of Energy (“DOE”). Reserve estimates filed with the SEC correspond with the estimates of the Company’s reserves contained in its reports. Reserve estimates, for the Company’s U.S. assets, are filed with the DOE and are based upon the same underlying technical and economic assumptions as the estimates of Ovintiv’s reserves that are filed with the SEC; however, the DOE requires reports to include the interests of all owners in wells that Ovintiv operates and to exclude all interests in wells that Ovintiv does not operate.

The reserves and other oil and natural gas information set forth below has an effective date of December 31, 2022 and was prepared as of January 13, 2023. The audit reports prepared by the IQRAs are attached in Exhibits 99.1 and 99.2 of this Annual Report on Form 10-K.

The following table is a summary of the Company’s proved reserves. Estimates of future net cash flows and discounted future net cash flows derived from proved reserves information can be found in Note 27 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Proved Reserves

The table below summarizes the Company’s total proved reserves by oil, NGLs and natural gas and by geographic area for the year ended December 31, 2022 and other summary operating data.

	2022
	U.S.	Canada	Total
Proved Reserves: (1)
Oil (MMbbls):
Developed	257.2	0.1	257.3
Undeveloped	278.0	-	278.0
Total	535.2	0.1	535.3

Natural Gas Liquids (MMbbls):
Developed	288.3	71.2	359.5
Undeveloped	169.5	77.8	247.4
Total	457.8	149.0	606.9

Natural Gas (Bcf):
Developed	1,755	2,276	4,031
Undeveloped	943	1,814	2,757
Total	2,698	4,090	6,789

Total Proved Reserves (MMBOE):
Developed	838.0	450.7	1,288.7
Undeveloped	604.7	380.1	984.9
Total	1,442.7	830.8	2,273.6

Percent Proved Developed	58%	54%	57%
Percent Proved Undeveloped	42%	46%	43%

Production (MBOE/d)	295.5	214.5	510.0
Capital Investments (millions)	1,493	334	1,827
Total Net Productive Wells (2)	3,341	1,870	5,211

(1)	Numbers may not add due to rounding.
(2)	Total net productive wells includes producing wells and wells mechanically capable of production.

Changes to the Company’s proved reserves during 2022 are summarized in the table below:

	2022 (1)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Total (MMBOE)
Beginning of year	558.6	604.7	6,570	2,258.2
Revisions and improved recovery (2)	(65.5)	(33.2)	(544)	(189.2)
Extensions and discoveries	95.2	68.5	1,241	370.6
Purchase of reserves in place	15.8	15.4	88	45.9
Sale of reserves in place	(20.8)	(1.3)	(22)	(25.7)
Production	(48.0)	(47.3)	(545)	(186.2)
End of year	535.3	606.9	6,789	2,273.6
Developed	257.3	359.5	4,031	1,288.7
Undeveloped	278.0	247.4	2,757	984.9
Total	535.3	606.9	6,789	2,273.6

(1)	Numbers may not add due to rounding.
(2)	Changes in reserve estimates resulting from application of improved recovery techniques are included in revisions of previous estimates.

In 2022, the Company’s proved reserves increased by 15.4 MMBOE from 2021 primarily due to extensions and discoveries of 370.6 MMBOE from successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans primarily in Montney and Permian. Extensions and discoveries include 26.9 MMBOE as a result of drilling wells in 2022 that were not previously classified as proved undeveloped reserves. Approximately 44 percent of the 2022 extensions and discoveries were oil, condensate and NGLs. Revisions and improved recovery of previous estimates were negative 189.2 MMBOE primarily due to changes in the approved development plan of 142.5 MMBOE, negative price revisions of 49.6 MMBOE from higher royalties in Canada due to higher 12-month average trailing prices, and 1.5 MMBOE from revisions other than price, partially offset by 4.4 MMBOE from infill drilling locations.

Production for 2022 was 186.2 MMBOE. Purchases of 45.9 MMBOE were primarily properties with oil and liquids-rich potential in Permian. Sales of 25.7 MMBOE were primarily due to the divestitures of properties held in Uinta.

Proved reserves are estimated based on the average first-day-of-month prices during the 12-month period for the respective year. The average prices used to compute proved reserves at December 31, 2022 were WTI: $93.82 per bbl, Edmonton Condensate: C$121.18 per bbl, Henry Hub: $6.36 per MMBtu, and AECO: C$5.65 per MMBtu. Prices for oil, NGLs and natural gas are inherently volatile.

Proved Undeveloped Reserves

Changes to the Company’s proved undeveloped reserves during 2022 are summarized in the table below:

(MMBOE)	2022
Beginning of year	932.5
Revisions of prior estimates	(168.0)
Extensions and discoveries	343.7
Conversions to developed	(161.3)
Purchase of reserves in place	41.1
Sale of reserves in place	(3.1)
End of Year *	984.9

*	Numbers may not add due to rounding.

As of December 31, 2022, there are no proved undeveloped reserves that are expected to remain undeveloped for five years or more.

Extensions and discoveries of 343.7 MMBOE of proved undeveloped reserves were the result of successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans primarily in Montney and Permian. Revisions of prior estimates of proved undeveloped reserves were negative 168 MMBOE primarily due to development plan changes of 142.5 MMBOE, downward revision of 26.7 MMBOE from higher royalties in Canada due to higher 12-month average trailing price, and 2.9 MMBOE from well performance, partially offset by 4.1 MMBOE from infill drilling locations. Development plan changes are driven by portfolio optimization and changing commodity prices as compared to the prior year.

Conversions of proved undeveloped reserves to proved developed status were 161.3 MMBOE, equating to 17 percent of the total prior year-end proved undeveloped reserves. Ovintiv’s five-year average proved undeveloped conversion ratio is above 20 percent. Approximately 56 percent of proved undeveloped reserves conversions occurred in Permian and Anadarko in the U.S. and 36 percent occurred in Montney in Canada. The Company spent approximately $1,195 million to develop proved undeveloped reserves in 2022, of which approximately 83 percent related to the U.S. properties and 17 percent related to the Canadian properties.

Purchases of proved undeveloped reserves of 41.1 MMBOE relate primarily to properties with liquids-rich potential in Permian, while the sale of proved undeveloped reserves of 3.1 MMBOE relate primarily to properties in Montney.

Sales Volumes, Prices and Production Costs

The following table summarizes the Company’s production by final product sold, average sales price, and production cost per BOE for each of the last three years by geographic area:

	Production			Average Sales Price (1)			Average Production Cost (2)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Oil ($/bbl)	NGLs ($/bbl)	Natural Gas ($/Mcf)	($/BOE)
2022
USA (3)	48.0	29.9	180	94.25	34.88	6.18	11.47
Canada (4)	-	17.3	366	87.28	78.44	5.75	13.76
Total	48.0	47.2	546	94.25	50.84	5.89	12.44

2021
USA (3)	51.1	28.5	179	65.69	30.32	3.71	9.12
Canada (4)	0.1	20.5	389	56.71	56.48	3.52	12.37
Total	51.2	49.0	568	65.67	41.28	3.58	10.55

2020
USA (3)	55.2	29.8	194	36.84	11.85	1.60	7.99
Canada (4)	0.2	20.5	367	32.58	29.37	2.01	11.45
Total	55.4	50.3	561	36.83	18.99	1.87	9.41

(1)	Excludes the impact of commodity derivatives.
(2)	Excludes ad valorem, severance and property taxes.
(3)

As at December 31, 2022 and 2021, there was no production from fields that comprise greater than 15 percent of the Company’s total reserves. As at December 31, 2020, annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to Midland county in Permian: 2020 - 8.1 MMbbls of oil, 4.4 MMbbls of NGLs and 23 Bcf of natural gas.

(4)

Annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to B.C. Montney: 2022 - 7.2 MMbbls of NGLs and 267 Bcf of natural gas; 2021 - 9.1 MMbbls of NGLs and 282 Bcf of natural gas; and 2020 - 10.2 MMbbls of NGLs and 272 Bcf of natural gas.

Drilling and other exploratory and development activities (1, 2)

The following tables summarize the Company’s gross participation and net interest in wells drilled for the periods indicated by geographic area.

	Exploratory				Development				Total
	Productive		Dry		Productive		Dry		Productive		Dry
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2022
USA	-	-	-	-	194	153	-	-	194	153	-	-
Canada	4	3	-	-	65	52	-	-	69	55	-	-
Total	4	3	-	-	259	205	-	-	263	208	-	-

2021
USA	-	-	-	-	180	148	-	-	180	148	-	-
Canada	1	1	-	-	114	84	-	-	115	85	-	-
Total	1	1	-	-	294	232	-	-	295	233	-	-

2020
USA	-	-	-	-	229	208	1	1	229	208	1	1
Canada	-	-	-	-	97	74	-	-	97	74	-	-
Total	-	-	-	-	326	282	1	1	326	282	1	1

(1)	“Gross” wells are the total number of wells in which the Company has a working interest.
(2)	“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.

Drilling and other exploratory and development activities (1, 2)

The following table summarizes the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion by geographic area at December 31, 2022.

	Wells in the Process of Drilling or in Active Completion				Wells Suspended or Waiting on Completion (3)
	Exploratory		Development		Exploratory		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
USA	-	-	25	16	-	-	30	23
Canada	-	-	17	9	3	3	13	11
Total	-	-	42	25	3	3	43	34

(1)	“Gross” wells are the total number of wells in which the Company has a working interest.
(2)	“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)	Wells suspended or waiting on completion include exploratory and development wells where drilling has occurred.

Oil and natural gas properties, wells, operations, and acreage

The following table summarizes the number of producing wells and wells mechanically capable of production by geographic area at December 31, 2022.

Productive Wells (1, 2)	Oil (3)		Natural Gas (4)		Total
	Gross	Net	Gross	Net	Gross	Net
USA	4,819	3,109	636	232	5,455	3,341
Canada	14	11	2,310	1,859	2,324	1,870
Total	4,833	3,120	2,946	2,091	7,779	5,211

(1)	“Gross” wells are the total number of wells in which the Company has a working interest.
(2)	“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)	Includes 5 gross oil wells (5 net oil wells) containing multiple completions.
(4)	Includes 799 gross natural gas wells (692 net natural gas wells) containing multiple completions.

The following table summarizes the Company’s developed, undeveloped and total landholdings by geographic area as at December 31, 2022.

Landholdings (1 - 7)		Developed		Undeveloped		Total
(thousands of acres)		Gross	Net	Gross	Net	Gross	Net
United States
	— Freehold	856	568	33	23	889	591
	— Federal	35	15	19	15	54	30
	— Fee	61	13	231	89	292	102
	— Tribal/Allotted	68	63	28	24	96	87
	— State	12	10	3	2	15	12
Total United States		1,032	669	314	153	1,346	822
Canada
	— Crown	679	460	1,051	721	1,730	1,181
	— Freehold	38	26	25	13	63	39
	— Fee	1	1	3	3	4	4
Total Canada		718	487	1,079	737	1,797	1,224
Total		1,750	1,156	1,393	890	3,143	2,046

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

Of the total 2.0 million net acres, approximately 1.9 million net acres is held by production. The table above includes acreage subject to leases that will expire over the next three years: 2023 - approximately 16,400 net acres; 2024 - approximately 3,500 net acres; and 2025 - approximately 18,300 net acres, if the Company does not establish production or take any other action to extend the terms. For acreage that the Company intends to further develop, Ovintiv will perform operational and administrative actions to continue the lease terms that are set to expire. As a result, it is not expected that a significant portion of the Company’s net acreage will expire before such actions occur.

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

Ovintiv’s oil production is sold under short-term and long-term contracts that range up to three years or under dedication agreements, for which prices received by Ovintiv are based primarily upon the prevailing index prices in the relevant region where the product is sold. The Company also has firm transport contracts to deliver oil to other downstream markets. Ovintiv’s NGLs production is sold under short-term and long-term contracts that range up to six years, or under dedication arrangements at the relevant market price at the time the product is sold. Ovintiv’s natural gas production is sold under short-term and long-term delivery contracts with terms ranging up to one year in duration, at the relevant monthly or daily market price at the time the product is sold. The Company also has firm transport contracts to deliver natural gas production to other downstream markets, including Dawn and Chicago.

Ovintiv also seeks to mitigate the market risk associated with future cash flows by entering into various financial derivative instruments used to manage price risk relating to produced oil, NGLs and natural gas. Details of contracts related to Ovintiv’s various financial risk management positions are found in Note 24 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

The Company enters into various contractual agreements to sell oil, NGLs and natural gas, some of which require the delivery of fixed and determinable quantities. As of December 31, 2022, the Company was committed to deliver approximately 38.3 MMbbls of oil and approximately 32 MMcf of natural gas in the USA Operations and approximately 8.6 MMbbls of oil and NGLs and approximately 38 MMcf of natural gas in the Canadian Operations with varying contract terms. The Company has one oil minimum volume sales contract related to Uinta production in Utah. Given the limited access to transportation and refining facilities resulting from the paraffin content in Uinta oil production, volatility in commodity prices and changes in capital and development plans, deficiency fees incurred can vary and may be incurred on the remaining committed deliveries of 17 Mbbls/d through August 2025.

Certain transportation and processing commitments result in the following financial commitments:

($ millions)	1 Year	2-3 Years	4-5 Years	> 5 years	Total
Transportation & Processing
USA Operations
Oil & NGLs	55	116	118	15	304
Natural Gas	191	143	87	85	506
Total USA Operations	246	259	205	100	810

Canadian Operations
Oil & NGLs	84	158	131	116	489
Natural Gas	460	840	617	1,940	3,857
Total Canadian Operations	544	998	748	2,056	4,346
Total USA and Canadian Operations	790	1,257	953	2,156	5,156

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

MAJOR CUSTOMERS

In connection with the marketing and sale of the Company’s oil, NGLs and natural gas production and purchased product for the year ended December 31, 2022, the Company had one customer, Vitol Inc., which individually accounted for more than 10 percent of the Company’s consolidated revenues (2021 and 2020 - one customer, Vitol Inc.). Ovintiv does not believe that the loss of any single customer would have a material adverse effect on the Company’s financial condition or results of operations. Further information on Ovintiv’s major customers is found in Note 2 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

HUMAN CAPITAL

Ovintiv strives to be one of the most competitive energy companies in North America, bringing together the brightest minds and best technologies to fuel innovation and maximize operational performance and results. Recruiting, developing and retaining Ovintiv’s workforce is vital to the Company’s future success. Ovintiv has a history of hiring top industry talent and recruiting individuals from within and outside of the oil and natural gas industry who will thrive in the Company’s unique culture. The Company’s core values of one, agile, innovative and driven, along with its foundational values of integrity, safety, sustainability, trust and respect guide behavior and define what Ovintiv expects of its employees in the workplace. These values and expectations reflect and support the Company’s corporate strategy, culture and organizational priorities. The Company’s Board chair and the Human Resources and Compensation Committee provide strategic oversight to key social issues including diversity, equity and inclusion, as well as the compensation program and its alignment with the Company’s strategic and business objectives, shareholder interests and governance developments. Ovintiv is committed to fair labor practices in its operations and adherence to all applicable workplace and employment standards.

At December 31, 2022, the Company employed 1,744 employees. The following table outlines our employees by geographic area.

Employees
U.S.	997
Canada	747
Total	1,744

The Company also engages a number of contractors and service providers.

Employee Development and Retention

Ovintiv’s success is the direct result of a talented workforce and the Company’s expectation to share ideas and work together to achieve company goals. Ovintiv’s culture is defined by constant innovation, promoting internal collaboration as a way for employees to implement successful strategies and best practices across the Company’s business. Opportunities are provided for Ovintiv’s employees to further develop leadership, technical and business skills through on-the-job work experiences and job rotations, development opportunities, networking and mentoring circles, as well as formal learning programs and instructor led workshops. The Company also offers new graduate and intern opportunities in both technical and professional disciplines to support the recruitment of top talent, hiring an average of 16 new graduates and 26 interns per year over the past three years. In addition, the Company has a robust approach to succession planning for key personnel which assesses the competencies, experience, leadership capabilities, and development opportunities of identified succession candidates.

Ovintiv’s compensation and benefits program is designed to attract and retain the talent necessary to achieve the Company’s business strategy by rewarding individual performance as well as company performance. The Company’s compensation model is tied to financial, operational and environmental metrics which align to Ovintiv’s strategic plan. In addition, the compensation philosophy is anchored by two key objectives: a) delivering competitive base salaries and benefits and b) rewarding short and long-term performance through the grant of an annual cash bonus and long-term incentive awards (“LTI awards”). LTI awards are primarily performance-based and are designed to incentivize delivery of the Company’s strategy and long-term value creation with the payout of these awards correlating to Ovintiv’s stock price performance. Settlement of certain awards can be either in shares of common stock or cash at the discretion of the Human Resources and Compensation Committee. Awards that settle in shares of common stock do not result in beneficial ownership until the awards are settled. See Note 21. Compensation Plans and Note 22. Pensions and Other Post-Employment Benefits to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2022, the average tenure of our employees is over nine years and voluntary turnover is approximately six percent.

Diversity, Equity and Inclusion

The Company values diversity and fosters a culture of equity and inclusion, believing that diverse perspectives and experience enhances Ovintiv’s overall effectiveness and performance. Diversity and inclusion is nested within the Company’s social commitment as part of the ESG strategy. The Company takes an integrated approach to this work by inviting perspectives from various internal functions in order to amplify the impact. As part of the Company’s commitment to diversity, equity and inclusion, Ovintiv has an employee resource group called Leveraging Inclusion, Networking and Knowledge (“LINK”), to help provide opportunities for all employees to engage, collaborate, learn and grow, in addition to fostering an environment where diverse perspectives are celebrated. In addition, formal training and resources have been offered to employees of all levels on inclusive leadership and interrupting bias.

Ovintiv strives to provide equal opportunity in recruitment, career development, promotion, training and rewards for its employees. The Company actively facilitates professional development for women and other underrepresented groups through its targeted succession planning and mentoring programs. In order to broaden the diversity of the Company’s talent pipeline, Ovintiv also participates in programs targeting diverse students in junior and high schools, with the purpose of advancing and strengthening its workforce.

Specific to gender diversity, women at Ovintiv comprised approximately 60 percent of the executive leadership team reporting to the Chief Executive Officer, approximately 18 percent of the senior leadership group and approximately 31 percent of all employees at December 31, 2022.

Employee Safety & Wellness

Safety is a foundational value at Ovintiv. Providing a safe workplace for employees, suppliers, and the community is a tenet of managing the Company’s operations. Strong safety performance reflects a well-run business and builds confidence in the communities where Ovintiv operates. Ovintiv promotes workplace safety with regular comprehensive training and orientation programs for employees and contractors. Employees and contractors are expected to comply with Ovintiv’s process safety protocols, regulatory compliance, and are required to report incidents and near-miss events.

Our operations are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”), and comparable state and provincial laws, rules and regulations and have established a variety of standards related to workplace exposure to hazardous substances, whose purpose is to protect the health and safety of workers. In addition, in the U.S. the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendments and Reauthorization Act and comparable state and provincial statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state, provincial and local government authorities and citizens.

As a result, certain safety metrics are included in the Company’s scorecard and are tied into the Company’s compensation program. Environmental, Health and Safety (“EH&S”) metrics reflected in the scorecard include Total Recordable Injury Frequency, Spill Intensity, GHG Intensity, all of which are described in the Proxy Statement relating to the Company’s 2022 annual meeting of shareholders.

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

In addition, President Biden and certain members of his administration have expressed support for, and have taken steps to implement, additional regulation of oil and gas leasing and permitting on federal lands. For example, President Biden issued an executive order in January 2021 directing the Secretary of the Interior to pause on entering new oil and gas leases on public lands to the extent possible and to launch a rigorous review of all existing leasing and permitting practices related to fossil fuel development on public lands. Although the pause on leasing was lifted in June 2021, the Department of the Interior subsequently issued its report on the federal leasing program in November 2021. The report recommended various changes to the program, including, among other things, increasing royalty and rental rates, enhancing bonding requirements and applying a more rigorous land-use planning process prior to leasing. However, certain of the report’s recommendations require Congressional actions, and we cannot predict to what extent, if any, the Department of the Interior may be able to promulgate rules implementing the recommendations of the November 2021 report. While it is not possible at this time to predict the ultimate impact of these or any other future regulatory changes, any additional restrictions or burdens on our ability to operate on federal lands could adversely impact our business in areas where we operate under federal leases.

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

Sales and Transportation

Although oil and natural gas prices are currently unregulated in the U.S., Congress historically has been active in oil and natural gas regulation. As a result, the Company cannot predict whether new regulations might be proposed.

The availability, terms and transportation significantly affect sales of oil and natural gas. The interstate transportation and sale for resale of oil and natural gas is subject to U.S. federal regulation, including regulation of terms, conditions and rates for interstate transportation, storage and various other matters, primarily by the Federal Energy Regulatory Commission (“FERC”). Federal and state regulations govern the price and terms of access to oil and natural gas pipeline transportation. FERC’s regulations for oil and natural gas transmission in some circumstances may also affect the intrastate transportation of oil as the transportation of oil in common carrier pipelines is also subject to rate regulation by the FERC under the Intrastate Commerce Act. To the extent that effective interstate and intrastate rates are equally applicable to all comparable shippers, the Company believes that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

Project Approvals

Approvals and licenses from relevant state, provincial or federal government or regulatory bodies are required to carryout or make modifications to the Company’s oil and natural gas activities. The project approval process can involve environmental assessment, stakeholder and Indigenous consultation and inputs regarding project concerns and public hearings and may included various conditions and commitments which may arise throughout the process.

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

On June 29, 2021, the Supreme Court of British Columbia declared, among other things, that the province of British Columbia has unjustifiably infringed on the rights of the Blueberry River First Nation (BRFN) by permitting the cumulative impacts of industrial development (activities which include forestry, mining, oil and natural gas, agriculture, land clearing, hydroelectric infrastructure, roads and other industrial developments) to diminish the BRFN’s ability to meaningfully exercise its treaty rights within an area comprising approximately 9,400,000 acres in northeast British Columbia. As a result, the Province and the BRFN engaged in negotiations to establish ‘timely enforceable mechanisms’ to assess and manage the cumulative impact of industrial development on the BRFN’s treaty rights and on January 18, 2023, the Province and BRFN jointly announced that they had reached an agreement, which if implemented as intended, is agreed to resolve the Treaty infringement identified by the Court. Further, on January 20, 2023, the Province announced it had signed an agreement (the “Consensus Document”) to advance a collaborative approach to land and resource planning with an additional four Treaty 8 First Nations in northeast British Columbia and indicated that agreements with the remaining three Treaty 8 First Nations are moving towards a resolution. Though the specifics of the agreements have yet to be released, the information available to date indicates that the agreements will transform how the Province and First Nations steward land, water and resources together, and address cumulative effects in BRFN’s Claim Area through restoration measures to heal the land, establish new areas protected from industrial development, and constrain development activities while a new long-term cumulative effects management regime is implemented. More importantly, the new development constraints are land disturbance focused and are not intended to cap or constrain production. The new requirements do not apply to existing production, to private lands, or to lands outside of the claim area identified in the court case. However, authorizations on private lands will be subject to an enhanced Indigenous consultation process. Although Ovintiv’s landholdings in Montney that are located in northeast British Columbia are within the “Blueberry Claim Area” subject to the agreement, the majority of the Company’s current land holdings and operations are on private land. While it is not anticipated the new agreements will materially impact the Company’s development plans in Montney, final details of the agreements have yet to be released. Should the agreements impose new, onerous approval requirements, the Company may be unable to conduct exploration and development activities on a portion of its landholdings in Montney that are located within northeast British Columbia.

Investment Canada Act

The Investment Canada Act requires Government of Canada approval, in certain cases, of the acquisition of control of a Canadian business by an entity that is not controlled by Canadians. In certain circumstances, the acquisition of oil and natural gas properties may be considered to be a transaction requiring such approval.

Environmental and Occupational Health and Safety Regulations

The Company is subject to many federal, state, provincial, local and tribal environmental and occupational health and safety laws and regulations. These environmental and occupational health and safety laws and regulations include, but are not limited to, legal requirements relating to:

•	the discharge of pollutants into federal, provincial and state waters;
•	assessing the environmental impact of seismic acquisition, drilling or construction activities;
•	the generation, storage, transportation and disposal of waste materials, including hazardous substances;
•	the emission of certain gases into the atmosphere, including any laws or regulations in connection with a response to climate change;
•	the protection of private and public surface and ground water supplies;
•	the sourcing and disposal of water;
•	the protection of endangered species and habitat;
•	the monitoring, abandonment, reclamation and remediation of well and other sites, including former operating sites;
•	the development of emergency response and spill contingency plans; and
•

the establishment of workplace standards for the protection of the health and safety of employees, including the implementation of hazard communications programs designed to inform employees about hazardous substances in the workplace, potential harmful effects of these substances, and appropriate control measures.

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of the Company’s activities in a particular area. Further, certain environmental and occupational health and safety laws and regulations contain citizen suit provisions which allow private parties, including environmental organizations, to directly sue alleged violators or government agencies to enforce applicable requirements. To address climate change, the United States, Canada, and other signatories to the Paris Agreement and the Glasgow Climate Pact have agreed to voluntary and non-binding commitments to limit GHG emissions and fossil fuel subsidies. In June 2021, Canada passed the Net-Zero Emissions Accountability Act, which formally establishes the country’s 2050 net-zero emissions target. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the U.S. Environmental Protection Agency (the “EPA”) has determined that GHG emissions present a danger to public health and the environment and has proposed New Source Performance Standards to more stringently regulate methane and volatile organic compound emissions from oil and natural gas sources. Although environmental requirements have a substantial impact upon the energy industry as a whole, Ovintiv does not believe that these requirements affect the Company differently, to any material degree, as compared to other companies in the oil and natural gas industry. For further information regarding regulations relating to environmental protection, see Item 1A. Risk Factors of this Annual Report on Form 10-K.

Monitoring and reporting programs for environmental, health and safety performance in day-to-day operations, as well as inspections and assessments, are designed to provide assurance that environmental and regulatory standards are met. The Company has established operating procedures and training programs designed to limit the environmental impact of the Company’s field facilities and identify, communicate and comply with changes in existing laws and regulations. Contingency plans are in place for a timely response to an environmental event and remediation/reclamation programs are in place and utilized to restore the environment. In addition, the Environmental, Health and Safety Committee of the Board of Directors reviews and recommends environmental policy to the Board of Directors for approval and oversees compliance with government laws and regulations. The Board of Directors is advised of significant contraventions thereof, and receives updates on trends, issues or events which could have a significant impact on the Company.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers are set out in the table below:

Name	Age (1)	Years Served as Executive Officer	Corporate Office

Brendan M. McCracken	47	4	President & Chief Executive Officer
Corey D. Code	49	4	Executive Vice-President & Chief Financial Officer
Meghan N. Eilers	41	1	Executive Vice-President, General Counsel & Corporate Secretary
Gregory D. Givens	49	4	Executive Vice-President & Chief Operating Officer
Rachel M. Moore	51	3	Executive Vice-President, Corporate Services
Renee E. Zemljak	58	13	Executive Vice-President, Midstream, Marketing & Fundamentals

(1)	As of February 17, 2023.

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

Ms. Eilers was appointed Executive Vice-President, General Counsel & Corporate Secretary in March 2022. Ms. Eilers joined the Company in 2019, serving as Vice-President, Legal Operations. Prior to joining the Company, Ms. Eilers served as the Assistant General Counsel at Newfield Exploration from 2018 to 2019, and served in various legal roles, including Managing Counsel – Domestic Operations, at Noble Energy, Inc. from 2007 to 2018.

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

The Company’s risk factors are summarized as market; operational; environmental; financial; regulatory; tax and general risks associated with business and industry.

Market Risks

•

A substantial or extended decline in oil, NGLs or natural gas prices, or a substantial increase in oil, NGLs and natural gas price differentials, could have a material adverse effect on our business, financial condition, results of operations, and the trading prices of our securities.

•	A pandemic, epidemic or other widespread outbreak of an infectious disease, such as the ongoing COVID-19 pandemic, could materially and adversely affect the operation of our business.
•	The trading price of our securities, including our common stock, is subject to volatility.
•	Fluctuations in exchange rates could affect expenses or result in realized and unrealized losses.

Operational Risks

•	Our ability to operate and complete projects is dependent on numerous factors outside of our control.
•	Our operations involve many risks, some of which could result in unforeseen interruptions and expose us to substantial losses and liabilities, for which our insurance may not fully protect us.
•	Oil and natural gas exploration, development and production activities involve substantial costs and risks and may not result in commercially productive reserves.
•

The proved reserves data provided in this Annual Report on Form 10-K is an estimate only and any inaccuracies in the methodology or assumptions underlying our proved reserves estimates could cause the quantity and net present value of our oil, NGLs, and natural gas reserves to be materially overstated or understated.

•	If we fail to find, develop or acquire additional oil, NGLs and natural gas reserves, our reserves and production will decline materially from their current levels.
•	Horizontal multi-well pad drilling involves certain risks which may cause volatility in our operating results.
•	We are subject to risks and liabilities from acquisitions and any anticipated or desired benefits from such acquisitions may not be realized.
•	We are dependent on partners to fund certain projects conducted through joint ventures and partnerships.
•	We do not operate all of our assets, and, in such instances, we may have a limited ability to exercise influence over the operation and development of such assets.
•	Our customers, counterparties and lenders may be unable to satisfy their contractual or legal obligations.
•	We retain certain indemnification obligations related to our corporate reorganization in November of 2009.
•	We may be unable to dispose of certain assets and may be required to retain liabilities for certain matters.
•	Our operations may be affected by indigenous treaty, title and other rights.

Environmental Risks and Risks Associated with Climate Change

•	We are subject to risks and uncertainties associated with increased environmental regulations in all jurisdictions in which we operate.
•

We are subject to risks and uncertainties arising out of government action in response to concerns over climate change that could reduce demand for the oil, NGLs and natural gas we produce; increase our operating costs; and limit the areas in which we may explore for, develop, and produce oil, NGLs and natural gas.

•	Enhanced scrutiny on ESG matters could have an adverse effect on our operations.

Financial and Liquidity Risk

•	Downgrades in our credit ratings could increase our cost of capital and limit our access to capital, suppliers or counterparties.
•	Our level of indebtedness may limit our financial flexibility.

•	Our risk management activities may prevent us from fully benefiting from an increase in oil, NGLs and natural gas prices and expose us to certain other risks.
•

The decision to return capital to shareholders, whether through cash dividends, share buybacks or otherwise, and the amount and timing of such capital returns is subject to the discretion of the Board of Directors and will vary from time to time.

Regulation and Litigation Risk

•

We are subject to extensive federal, state, provincial and local government laws, rules and regulations that can adversely affect the cost, manner and feasibility of our business, and increased regulation in the future could increase costs, impose additional operating restrictions and cause delays.

•	We currently are, and from time to time in the future may be, subject to claims, litigation, administrative proceedings and regulatory actions that may not be resolved in our favor.
•	The ability of Canadian and other non-resident shareholders to effect service of process or enforce remedies against Ovintiv, its directors, officers, experts, and assets may be limited.

Tax Risks

•	U.S. and Canadian tax laws and regulations may change over time, and such changes may result in increased taxes on our business.
•	Our corporate reorganization in January of 2020 may result in material Canadian and/or U.S. federal income taxes.

General Risks

•	The oil and natural gas industry is highly competitive and many of our competitors have available resources in excess of our own.
•	We could be adversely affected by security threats, including cyber-security threats and related disruptions.

The following risk factors should be read in conjunction with the other information contained herein, including the consolidated financial statements and the related notes. Unless the context requires otherwise, "we," "us," "our" and "Ovintiv" refer to Ovintiv Inc. and its subsidiaries.

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

Prices for oil, NGLs and natural gas are particularly sensitive to actual and perceived threats to geopolitical stability and to changes in production from OPEC+ member states. For example, the ongoing conflict, and the continuation of, or any increase in the severity of, the conflict between Russia and Ukraine, has led and may continue to lead to an increase in the volatility of global oil and gas prices.

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

A pandemic, epidemic or other widespread outbreak of an infectious disease, such as the ongoing COVID-19 pandemic, and resulting restrictive measures implemented by governments in the jurisdictions in which we operate, have at times and could in the future prevent our employees, contractors or suppliers from accessing our properties or performing critical services. Such measures have included and may include limitations or prohibitions on cross-border travel, restrictions on large gatherings, stay-at-home orders, vaccine mandates and mandatory closures of “non-essential” businesses. In the event such measures remain in place for an extended period of time, our ability to maintain ordinary staffing levels, secure operational inputs, and execute on portions of our business could be impacted, and if a significant subset of our employees are required to work remotely, we will face an increased exposure to vulnerabilities related to digital technologies and may experience a higher rate of cyber-attacks. Additionally, concerns over the prolonged negative effects of a pandemic, epidemic or other widespread outbreak of an infectious disease, including the ongoing COVID-19 pandemic, on global economic and business prospects have at times and may in the future contribute to decreased demand for oil, NGLs and natural gas; increased volatility in capital and commodity markets, including volatility in the prices of oil, NGLs and natural gas; substantial fluctuations in currency exchange rates, inflation rates and interest rates; increased counterparty credit and performance risk; and reduced levels of general investing and consumption.

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

We currently have operations in Canada and, as a result, a portion of our revenues and expenses are denominated in Canadian dollars. In addition, our subsidiaries that are domiciled in Canada may hold U.S. dollar denominated assets and liabilities. Fluctuations in the exchange rate between the U.S. dollar and the Canadian dollar have resulted in and could in the future result in realized and unrealized losses, which has impacted and could in the future impact our revenue and expenses and have a material adverse effect on our business, financial condition and results of operations.

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

In addition, part of our corporate strategy is focused on a limited number of assets which results in a concentration of development capital and production. Some of the foregoing risks may be magnified due to the concentrated nature of our development activities and may result in a relatively greater impact on our financial condition and results of operations compared to other companies that may have more geographically diversified operations. Any material delays in a project or project cost overruns could result in delayed revenues and some projects becoming uneconomic, each of which could have a material and adverse effect on our business, financial condition and results of operations.

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

•	pipeline ruptures, vessel ruptures and other equipment malfunctions, failures or accidents;
•	mechanical difficulties, such as stuck oilfield drilling and service tools, pipe or cement failures and casing collapses;
•	adverse weather conditions, such as severe heat or cold, flooding, tornados and other natural disasters;
•	encountering unexpected or abnormally pressured formations;
•	premature declines of reservoir pressure or productivity;
•	acts of vandalism and terrorism, including attacks targeting oil, NGLs and natural gas facilities and infrastructure; and
•	cyber attacks targeting oil and gas infrastructure.

If any of the foregoing risks were to materialize, we could sustain material losses as a result of:

•	injury or loss of life;
•	damage to, or destruction of, property, natural resources or equipment, including the costs of repair or replacement;
•	pollution or other environmental harm, including the costs associated with remediation, reclamation and plugging and abandonment;
•	interruptions to our ongoing operations, including the reduction or shutting-in of existing production;
•	regulatory investigations and administrative, civil and criminal penalties; and
•	injunctions resulting in limitation or suspension of current or future operations.

To the extent such weather events or natural disasters become more frequent or more severe, disruptions to our business and costs to repair damaged facilities could increase.

While we maintain insurance against some, but not all, of these risks and losses described above, our insurance may not be adequate to cover all casualty losses or liabilities, and our insurance does not cover penalties or fines that may be assessed by a governmental authority. We cannot predict the continued availability of insurance at premium levels that justify its purchase. The occurrence of a significant event for which we are not fully insured may have a material adverse effect on our business, financial position and results of operations.

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
•

access to, and the cost and availability of, the equipment, services, resources and personnel required to complete our drilling, completion and production activities, including as a result of increased inflation, labor shortages or supply chain issues; and

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

There are numerous uncertainties inherent in estimating economically recoverable quantities of oil, NGLs and natural gas reserves, including many factors beyond our control. All oil, NGLs and natural gas reserve estimates are uncertain to some degree, and classifications of oil, NGLs and natural gas reserves are only attempts to define the degree of uncertainty involved. For those reasons, estimates of the quantity of oil, NGLs and natural gas economically recoverable from a group of properties and the classification of such oil, NGLs and natural gas reserves, when prepared by different engineers or by the same engineers at different times, may vary substantially. Additionally, estimates with respect to oil, NGLs and natural gas reserves can be based upon volumetric calculations and upon analogy to similar types of reserves, rather than upon actual production history. Oil, NGLs and natural gas reserve estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations in the estimated reserves and these variations may be material.

Proved reserves data in this Annual Report on Form 10-K and other publications we make publicly available represent estimates only. In general, estimates of our oil, NGLs and natural gas reserves, and the future net cash flows therefrom, are based upon a number of factors and assumptions, including commodity prices, operating and capital costs, availability of future capital, historical production from the same or similar properties and the assumed effects of regulation by governmental agencies, including with respect to royalty payments, all of which may vary considerably from actual results. Our actual production, revenues, taxes and development and operating expenditures with respect to our proved reserves may vary materially from such estimates.

The estimates of proved reserves included in this Annual Report on Form 10-K are prepared in accordance with SEC regulations. Subject to limited exceptions, oil, NGLs and natural gas reserves may only be classified as proved undeveloped reserves if the wells developing such reserves are scheduled to be drilled within five years after the date of classification. The development timing of our oil, NGLs and natural gas reserves is based upon numerous expectations and assumptions, including the allocation of development capital; anticipated costs to drill, complete and operate our wells; and anticipated commodity prices. Our development expectations and assumptions are subject to change and proved undeveloped reserves may be reclassified to unproved reserves at any time. Additionally, commodity prices used to estimate proved reserves included in this Annual Report on Form 10-K are calculated as the unweighted arithmetic average of the price on the first day of each month within the preceding 12-month period. Significant future price changes can have a material effect on the quantity and value of our proved reserves. The standardized measure of discounted future net cash flows included in this Annual Report on Form 10-K will not represent the current market value of our estimated proved reserves. In addition, these proved reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage.

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

We are subject to risks and liabilities from acquisitions and any anticipated or desired benefits from such acquisitions may not be realized.

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

We are exposed to certain risks associated with our customers, contractual counterparties and lenders. These risks include (a) credit risks associated with (i) customers who purchase our oil, NGLs and natural gas production, (ii) the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate, and (iii) counterparties to our derivative financial contracts; (b) performance risks associated with the non-delivery, or delayed delivery, of contracted products or services, including the transportation and processing of our oil, NGLs and natural gas production; and (c) liquidity risk in the event one or more lenders under our existing credit facilities are unable to perform their funding obligations. We utilize a variety of mechanisms to limit our exposure to these and similar risks, including requiring guaranty’s, letters of credit or prepayments under certain conditions. Despite these mechanisms, in the event a customer, contractual counterparty or lender fails to satisfy their obligations, our business, financial condition and results of operations could be materially and adversely affected.

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

Indigenous peoples have claimed indigenous treaty, title and other rights in respect of areas within the United States and Canada. The legal basis of an indigenous land claim is a matter of considerable legal complexity and we cannot predict the impact of such a claim, or the possible effects of a settlement of such claim, with any degree of certainty. In addition, no assurance can be given that any recognition of indigenous rights or claims whether by way of a negotiated settlement or by judicial pronouncement (or through the grant of an injunction prohibiting exploration, development or production activities pending resolution of any such claim) would not delay or even prevent our exploration, development and production activities. If a material claim were to arise and be successful, such claim could have a material and adverse effect on our business, financial condition and results of operations. In addition, the process of addressing such claim, regardless of the outcome, could be expensive and time consuming and could result in delays which could have a material and adverse effect on our business, financial condition and results of operations. For more information on the ongoing BRFN Case refer to “Government and Environmental Regulatory Matters” under Item 1 and 2 of this Annual Report on Form 10-K.

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

Environmental Risks and Risks Associated with Climate Change

We are subject to risks and uncertainties associated with increased environmental regulations in all jurisdictions in which we operate.

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

Emissions - Greenhouse gases (which include, among other things, methane, carbon dioxide, nitrous oxide and various fluorinated gases; “GHGs”) are typically emitted throughout all phases of the oil and natural gas supply chain, including production, transportation, processing, refining and storage operations. Additionally, although beyond our control, end user consumption of oil and natural gas in activities such as power generation and motorized transportation also results in GHG emissions. In the United States, the U.S. Environmental Protection Agency (the “EPA”) has determined that GHG emissions present a danger to public health and the environment and has adopted Environmental Regulations that, among other things, restrict GHG emissions and require the monitoring and annual reporting of GHG emissions from specified sources. For example, in November 2021 and supplemented in November 2022, the EPA proposed New Source Performance Standard Subpart OOOOb that seeks to impose more stringent methane and volatile organic compound emission standards for new, reconstructed, and modified sources in the oil and natural gas industry. The EPA also proposed New Source Performance Standard Subpart OOOOc, which would create, for the first-time, emission guidelines for existing oil and natural gas sources to be included in individual states’ implementation plans. These Subpart OOOOb and OOOOc standards expand upon previously issued New Source Performance Standards, Subpart OOOO and Subpart OOOOa published by the EPA in 2012 and 2016, respectively. Furthermore, in November 2022, the BLM proposed regulations limiting the waste of natural gas from venting, flaring and leaks during operations on existing and new federal and tribal leases. In addition, policy makers at both the federal and state levels continue to propose more stringent Environmental Regulations designed to further limit GHG and other air emissions. Many state and local officials have stated their intent to intensify efforts to regulate GHG and other air emissions, including methane, from the oil and natural gas industry and it is anticipated that the Biden Administration will propose additional Environmental Regulations that may impose new costs on the oil and natural gas industry in an effort to accelerate reductions of GHG and other air emissions from both the production and consumption of energy.

In Canada, the Environment and Climate Change Canada published, in November 2022, a proposed regulatory framework for the reduction of methane emissions in the oil and gas sector in order to achieve at least a 75 percent reduction in oil and gas methane by 2030 relative to 2012. The proposed regulatory amendments would, among other things, prohibit flaring and venting, require high levels of equipment efficiency and require annual inspections for non-producing wells. Alberta and British Columbia have equivalency agreements in place with the Government of Canada, such that the current federal methane regulations generally do not apply in these provinces. However, in the event that the proposed federal amendments are passed, regulatory changes in Alberta and British Columbia will likely be required to maintain equivalency. The comment period for the proposed regulatory framework closed in December 2022. Additional details regarding timing and the text of the proposed regulatory amendments have not been released.

On January 1, 2023, material amendments to Alberta's Technology, Innovation and Emissions Reduction Regulation (“TIER”) came into force. The amendments align TIER with Canada's federal Greenhouse Gas Pollution Pricing Act, provide price certainty and seek to address a potential surplus of provincial carbon credits in the coming years. As a result of the amendments, flaring emissions are now included in the total regulated emissions for the Company's aggregate oil and gas facilities that are subject to TIER.

The U.S. and Canadian federal governments, along with several provincial and state governments, have also announced intentions to adhere to certain international protocols regarding GHG emissions and regulate GHGs and certain air pollutants. In addition to federal action, many state, provincial and local officials have stated their intent to intensify efforts to regulate GHG emissions, including methane, from the oil and natural gas industry. These governments are currently developing and/or implementing regulatory and policy frameworks to deliver on their announcements. For example, effective February 19, 2021, the United States officially rejoined the Paris Agreement, an international accord to address climate change through voluntary and non-binding commitments to reduce GHG emissions by signatory nations. Pursuant to its pledge under the Paris Agreement, the United States has committed to reducing its net GHG emissions by 50-52 percent below 2005 levels by 2030. In Canada, the Government of Canada (a) has committed to cutting Canada’s net GHG emissions by 40-45 percent below 2005 levels by 2030 in accordance with its pledge under the Paris Agreement; (b) is gradually raising the federal carbon tax to C$170/tonne CO2e by 2030; and (c) has announced its intention to impose a hard cap on GHG emissions from the oil and natural gas industry, seek to reduce methane emissions from the oil and natural gas industry by 75 percent below 2012 levels by 2030 and ensure GHG emission reductions are on a pace and scale sufficient to reach net-zero by 2050. In November 2021, the Unites States, Canada, and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30 percent by 2030, and cooperating toward the advancement of the development of clean energy. We actively participate in certain provincial industrial emission programs offered by both Alberta and British Columbia that allow for the generation of offsets and other rebates to incentivize emission reduction projects and mitigate carbon tax costs. We expect to continue to be able to utilize these provincial programs in the future to migrate our carbon tax costs.

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

We are subject to risks and uncertainties arising out of government action in response to concerns over climate change that could reduce demand for the oil, NGLs and natural gas we produce; increase our operating costs; and limit the areas in which we may explore for, develop, and produce oil, NGLs and natural gas.

Public attention to issues concerning the existence and extent of climate change, and the role of human activity in it, continues to increase, with the oil and natural gas industry receiving heightened scrutiny regarding GHG emissions. Internationally, this has resulted in existing and pending international agreements to reduce GHG emissions globally, while in Canada and the United States, this has resulted in both national, regional and local legislation and regulatory programs. For example, On January 27, 2021, President Biden issued Executive Order 14008 entitled "Tackling the Climate Crisis at Home and Abroad," directing the heads of various federal agencies, to the extent consistent with applicable law and in consultation with other agencies and stakeholders, to, among other things, (a) assess climate related risks to federal agencies; (b) pause the issuance of new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices; (c) achieve a carbon-pollution free electricity sector by 2035; (d) procure clean and zero-emission vehicles for federal, state, local and tribal government fleets; and (e) identify and eliminate federal fossil fuel subsidies. On August 16, 2022, President Biden signed into law the Inflation Reduction Act (the “IRA”) which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate the transition away from fossil fuels. Additionally, an increasing number of states, local municipalities and other groups have made claims in federal and state courts against oil and natural gas companies, including Ovintiv, alleging that GHG emissions from oil and natural gas produced by such companies has contributed, and continues to contribute, to climate change. These allegations have included claims of public and private nuisance, trespass, negligence, strict liability and civil conspiracy. Some in the investment community (including, among others, shareholders, bondholders, institutional lenders, investment advisors, pension and sovereign wealth funds and endowments) have also become increasing concerned with the causes of climate change and the role oil and natural gas companies play in any of its purported effects. This has led some in the investment community to shift all or part of their investment or funding allocations away from the oil and natural gas industry and others to modify the terms upon which funding is made available to the oil and natural gas industry. In other instances, it has led shareholders to initiate lawsuits against the directors and management of oil and natural gas companies and/or bring shareholder proposals demanding that oil and natural gas companies increase climate disclosure; change business practices or operations; or appoint new board representation.

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

During 2021, we initiated scenario planning analysis in alignment with recommendations of the Financial Stability Board’s Taskforce on Climate-related Financial Disclosures (“TCFD”). This expanded climate-focused scenario planning framework, included forecasts of future demand and pricing in energy markets, as well as changes in government regulations and policy. Given the dynamic nature of the Company’s business, the Company generally performs annual scenario analyses with five-year time horizons. When analyzing longer-term TCFD scenarios, we rely on external analysis for demand scenarios, carbon pricing, and comparison-pricing scenarios, which are then compared to our internally prepared base-case pricing analysis. Given the numerous estimates that are required to run these scenarios, our estimates could differ materially from actual results. Additionally, by electing to set and share publicly these metrics in our sustainability report and our commitment to expand upon its disclosures, our business may also face increased scrutiny related to ESG initiatives.

Enhanced scrutiny on ESG matters could have an adverse effect on our operations.

Our efforts to research, establish, accomplish and accurately report on our emissions goals, targets and strategies expose us to numerous operational, reputational, financial, legal and other risks. Our ability to reach our target emissions is subject to a multitude of factors and conditions, many of which are out of our control. Examples of such factors include evolving government regulation, the pace of changes in technology, the successful development and deployment of existing or new technologies and business solutions on a commercial scale, the availability, timing and cost of equipment, manufactured goods and services, and the availability of requisite financing and federal and state incentive programs.

Enhanced scrutiny on ESG matters related to, among other things, concerns raised by advocacy groups about climate change, hydraulic fracturing, waste disposal, oil spills, and explosions of natural gas transmission pipelines may lead to increased regulatory scrutiny, which may, in turn, lead to new state, provincial and federal safety and environmental laws, regulations, guidelines, and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens, increased risk of litigation, and adverse impacts on our access to capital. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance, and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business.

We may face increased scrutiny from the investment community, other stakeholders and the media related to our emissions goals and strategies. As a result, we could damage our reputation if we fail to act responsibly in the areas in which it reports. Any harm to our reputation resulting from setting these metrics, expanding our disclosures, or our failure or perceived failure to meet such metrics or disclosures could adversely affect our business, financial performance, and growth. If our emissions goals and strategies to achieve them do not meet evolving investor or other stakeholder expectations or standards, our reputation, ability to attract and retain employees and attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to fulfill emissions goals and targets, to comply with ethical ESG or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters effectively could have the same negative impacts and further expose us to government enforcement actions and private litigation. Even if we achieve our goals, targets and objectives, we may not realize all of the benefits that were expected at the time the goals were established.

Financial and Liquidity Risk

Downgrades in our credit ratings could increase our cost of capital and limit our access to capital, suppliers or counterparties.

Rating agencies regularly evaluate our credit, basing their credit ratings for our long-term and short-term debt securities on a variety of factors, including factors over which we have some control (e.g., our financial strength), as well as factors not entirely within our control (e.g., general macroeconomic trends and conditions affecting the oil and natural gas industry generally). There is no assurance that one or more of the Company’s credit ratings will not be downgraded in the future, including below investment grade.

Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. A credit rating downgrade may increase the cost of borrowing under our existing credit facilities, limit access to our current commercial paper programs, limit our access to private and public markets to raise short-term and long-term debt capital, and negatively impact our overall cost of capital. Credit ratings may also be important to suppliers or counterparties when they seek to engage in certain transactions. If we experience downgrades in one or more of our credit ratings, we may be required to post collateral, letters of credit, cash or other forms of security as financial assurance for our performance under certain contractual arrangements with various counterparties including marketing, midstream (including gathering, processing and transportation providers), over-the-counter derivative, and construction counterparties. Additionally, certain of these arrangements contain financial assurance language that may, under certain circumstances, permit our counterparties to request additional collateral based on our credit rating. The occurrence of any of the foregoing could adversely affect our ability to execute portions of our business strategy, including hedging, and could have a material adverse effect on our liquidity and capital position.

Our level of indebtedness may limit our financial flexibility.

As of December 31, 2022, we had outstanding long-term unsecured senior notes of $3,176 million, $393 million in outstanding commercial paper and no outstanding balance under its revolving credit facilities. The terms of our various financing arrangements, including but not limited to the indentures relating to our outstanding senior notes and the credit agreements relating to our revolving credit facilities, impose restrictions on our ability to take a number of actions that we may otherwise desire to take, including incurring additional debt (including guarantees of indebtedness) and selling or creating liens on certain assets.

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

Although we currently intend to return capital to shareholders in the form of (a) a base quarterly cash dividend; (b) variable cash dividends; and/or (c) repurchases of our outstanding common stock (commonly known as share buybacks), the amount and timing of these returns of capital to shareholders may vary from time to time. The decision whether to return capital to shareholders, as well as the timing and amount of any return of capital to shareholders, is subject to the discretion of the Board of Directors, which regularly evaluates our proposed capital returns to shareholders and the requirements, if any, under Delaware General Corporation Law (“DGCL”). Additionally, in the case of share buybacks, we may be limited in our ability to repurchase shares of our common stock by various governmental laws, rules and regulations which prevent us from purchasing our common stock during periods when we are in possession of material non-public information. Our repurchases may also be affected by the IRA, which was enacted in August 2022 and provides for, in part, a one percent excise tax on corporate stock repurchases. The level of dividends per share of common stock will also be affected by the number of outstanding shares of common stock and other securities that may be entitled to receive cash dividends or other payments.

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

From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. and Canadian tax laws and regulations, including those specifically applicable to the oil and natural gas industry (such as the intangible drilling and development costs deduction under U.S. federal income tax law). On August 16, 2022, the IRA was signed into law. The IRA introduced a new 15 percent corporate alternative minimum tax (“CAMT”), effective for tax years beginning after December 31, 2022 on corporations with average adjusted financial statement income over $1 billion for any 3-year period preceding the tax year. Based on available guidance, the Company does not expect to exceed the $1 billion threshold to be subject to the CAMT in 2023 but may be subject to the CAMT in 2024. While we are unable to predict the timing, scope and effect of any proposed or enacted tax law changes, elimination of certain tax deductions, as well as any other changes to, or the imposition of new, federal, state or local U.S. or Canadian taxes (including the imposition of, or increases in, production, severance or similar taxes), could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor and assess any proposed or enacted tax law changes to determine the impact on our business, financial condition and results of operations and take appropriate actions, where necessary.

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

On January 24, 2020, Encana completed a corporate reorganization (the “Reorganization”), which included among other things, our acquisition of all of the issued and outstanding shares of Encana common stock in exchange for shares of Ovintiv common stock on a one-for-one basis and becoming the parent company of Encana and its subsidiaries and our subsequent migration from Canada to the United States, becoming a Delaware corporation (the “U.S. Domestication”). The Reorganization and U.S. Domestication involved multiple complex U.S. and Canadian tax issues, including numerous assumptions and estimates of fair market value. While we believe that our analysis and application of both U.S. and Canadian tax laws to the Reorganization was correct, certain tax authorities may challenge our positions which could materially and adversely affect our business, financial condition and results of operations.

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

We have become increasingly dependent upon information technology systems to conduct our daily operations. We depend on a variety of information technology systems to estimate oil, NGLs and natural gas reserve quantities; process and record financial and operating data; analyze seismic and drilling information; and communicate with employees and third-party partners. This growing dependence on technology is accompanied by a greater sensitivity to cyber-attacks and information systems breaches. Unauthorized access to information systems by employees or third parties could corrupt or expose confidential, fiduciary, or proprietary information; interrupt our communications or operations; disrupt our business activities; or interfere with our competitive position. Cybersecurity threat actors are becoming more sophisticated and coordinated in their attempts to access a company’s information technology systems and data, including the information technology systems of cloud providers. Furthermore, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, may further heighten the risk of cybersecurity attacks. In addition, our vendors, suppliers and other business partners may separately suffer disruptions as a result of such security breaches which may directly or indirectly affect our business activities or our competitive position.

To protect our information assets and systems, we apply technical and process controls. However, such controls may not adequately prevent cyber-security breaches and we may not adopt all controls utilized by our peers. As cyber-attacks continue to evolve, we may be required to expend additional resources to investigate, mitigate and remediate any potential vulnerabilities. We may also be subject to regulatory investigations or litigation relating to cyber-security issues.

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

For additional information, see Note 26 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Ovintiv’s shares of common stock are listed and posted for trading on the NYSE and TSX under the symbol “OVV”.

Shareholders

The Company is authorized to issue up to 775,000,000 shares of stock consisting of: (a) 750,000,000 shares of common stock, par value $0.01 per share, and (b) 25,000,000 shares of preferred stock, par value $0.01 per share. As at February 17, 2023, there were 243,643,104 shares of common stock outstanding held by 5,144 shareholders of record, and no shares of preferred stock outstanding.

Capital Return Information

In 2022, the Company paid a quarterly dividend of $0.20 per share of common stock for the first quarter and $0.25 per share of common stock for each of the second, third and fourth quarters (2021: $0.09375 per share of common stock for each of the first two quarters and $0.14 per share of common stock for the third and fourth quarters) and $0.95 per share of common stock annually (2021: $0.4675 per share of common stock annually). On February 27, 2023 the Board of Directors declared a dividend of $0.25 per share of Ovintiv common stock payable on March 31, 2023 to common shareholders of record as of March 15, 2023. The Company typically pays dividends quarterly to shareholders of record as of the 15th day (or the previous business day) of the last month of each calendar quarter, with the last business day of the same month being the corresponding payment date; however, the timing and amount of dividends, if any, is subject to the discretion of the Board of Directors.

On July 6, 2022, the Company announced it will increase cash returns to shareholders from 25 percent to 50 percent of Non-GAAP Cash Flow in excess of capital expenditures and base dividends in the form of share buybacks and/or variable dividends at the discretion of the Board. During 2022, the Company elected share buybacks under the capital allocation framework.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PERSONS

On September 28, 2022, Ovintiv announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 24.8 million shares of common stock pursuant to a NCIB over a 12-month period from October 3, 2022 to October 2, 2023. The number of shares of common stock authorized for purchase represents approximately 10 percent of Ovintiv's issued and outstanding shares of common stock as of September 19, 2022.

During the three months ended December 31, 2022, the Company purchased approximately 3.5 million shares of common stock for total consideration of approximately $188 million at a weighted average price of $53.94 per share. The following table presents the shares of common stock purchased during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2022	957,525	$52.22	957,525	23,889,330
November 1 to November 30, 2022	1,803,312	54.93	1,803,312	22,086,018
December 1 to December 31, 2022	724,362	53.77	724,362	21,361,656
Total	3,485,199	$53.94	3,485,199	21,361,656

(1)	Includes commissions.

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

The following graph compares the cumulative five-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the S&P 400 and the SPDR Oil & Gas Exploration & Production ETF (“XOP U.S. Equity”). The graph was prepared assuming $100 was invested on December 31, 2017 in the Company’s common stock, the S&P 400 and the XOP U.S. Equity, and dividends have been reinvested subsequent to the initial investment. The graph is included for historical comparative purposes only and should not be considered indicative of future performance.

Comparison of 5-Year Cumulative Total Return Among

Ovintiv, the S&P 400 and XOP U.S. Equity

(US$100 Invested in Base Period)

180
160
140
120
100
80
60
40
20
-
2017
2018
2019
2020
2021
2022
OVV
XOP
S&P 400

Fiscal Year Ended December 31	2017	2018	2019	2020	2021	2022
Ovintiv	$ 100.00	$ 43.63	$ 35.93	$ 23.42	$ 55.84	$ 85.60
S&P 400	100.00	88.90	112.17	127.48	159.01	138.18
XOP U.S. Equity	100.00	71.91	65.12	41.47	69.16	100.51

Item 6. [Reserved]

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective which includes an overview of Ovintiv’s consolidated 2022 results and year-over-year comparisons between 2022 and 2021 results. This MD&A should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2022 (“Consolidated Financial Statements”), which are included in Item 8 of this Annual Report on Form 10-K. Discussion and analysis of 2020 results and year-over-year comparisons between 2021 and 2020 results that are not included in this Form 10-K, and can be found in Item 7 of the 2021 Annual Report on Form 10-K.

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

Ovintiv is delivering results in a socially and environmentally responsible manner. Thoughtfully developed best practices are deployed across its assets, allowing the Company to capitalize on operational efficiencies and decrease emissions intensity. The Company’s sustainability reporting, which outlines its key metrics, targets and progress achieved relating to ESG practices can be found in the Company Outlook section of this MD&A and on the Company’s sustainability website.

Ovintiv continually reviews and evaluates its strategy and changing market conditions in order to maximize cash flows from its high-quality assets and renew its premium well inventory locations in some of the best plays in North America. These assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

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

In evaluating its operations and assessing its leverage, Ovintiv reviews performance-based measures such as Non-GAAP Cash Flow, Non-GAAP Total Costs and debt-based metrics such as Debt to Adjusted Capitalization, Debt to EBITDA and Debt to Adjusted EBITDA, which are non-GAAP measures and do not have any standardized meaning under U.S. GAAP. These measures may not be similar to measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. Additional information regarding these measures, including reconciliations to the closest GAAP measure, can be found in the Non-GAAP Measures section of this MD&A.

Highlights

During 2022, the Company focused on executing its 2022 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, minimizing the impact of inflation, delivering cash from operating activities and reducing long-term debt. Higher upstream product revenues in 2022 compared to 2021 resulted from higher average realized prices, excluding the impact of risk management activities. Increases in average realized natural gas and liquids prices of 65 percent and 35 percent, respectively, were primarily due to higher benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

The Company delivered significant cash from operating activities of $3,866 million which included a net realized loss of $2,613 million on the settlement of commodity and foreign exchange risk management positions.

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

Financial Results

•	Reported net earnings of $3,637 million, including net losses on risk management in revenues of $1,867 million, before tax.
•	Generated cash from operating activities of $3,866 million and Non-GAAP Cash Flow of $4,110 million. Cash from operating activities exceeded capital expenditures by $2,035 million.
•	Purchased for cancellation, approximately 14.7 million shares of common stock for total consideration of approximately $719 million.

•	Paid dividends of $0.95 per share of common stock totaling $239 million.
•	Repurchased in the open market approximately $565 million in principal amount of the Company’s senior notes.
•

Had $3.3 billion in total liquidity as at December 31, 2022, which included available credit facilities of $3.5 billion, available uncommitted demand lines of $195 million, and cash and cash equivalents of $5 million, net of outstanding commercial paper of $393 million.

•	Reduced total long-term debt by $1,216 million.
•	Reported Debt to EBITDA of 0.7 times and Non-GAAP Debt to Adjusted EBITDA of 0.8 times.

Capital Investment

•	Reported total capital spending of $1,831 million, which was in line with the full year 2022 investment plan of approximately $1.8 billion.
•

Focused on highly efficient capital activity to minimize the impact of inflation and to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices.

Production

•

Produced average liquids volumes of 261.1 Mbbls/d which accounted for 51 percent of total production volumes. Average oil and plant condensate volumes of 175.6 Mbbls/d, or 67 percent of total liquids production volumes, was in line with full year 2022 guidance of 174.0 Mbbls/d to 176.0 Mbbls/d.

•	Produced average natural gas volumes of 1,494 MMcf/d which accounted for 49 percent of total production volumes and was in line with full year 2022 guidance of 1,480 MMcf/d to 1,510 MMcf/d.
•	Produced average total volumes of 510.0 MBOE/d, which was in line with full year 2022 guidance of 505.0 MBOE/d to 515.0 MBOE/d.

Operating Expenses

•	Total operating expenses in 2022 of $8,611 million increased by $1,472 million compared to 2021.
•

Incurred Non-GAAP Total Costs in 2022 of $3,045 million, or $16.36 per BOE, an increase of $432 million or $2.94 per BOE compared to 2021. Non-GAAP Total Costs per BOE was within the full year 2022 guidance range of $16.35 per BOE to $16.60 per BOE. Non-GAAP Total Costs is defined in the Non-GAAP Measures section of this MD&A. Significant items impacting Non-GAAP Total Costs in 2022 compared to 2021 include:

o	Higher upstream transportation and processing expenses of $184 million, primarily due to higher variable contract rates in Permian, Uinta, Anadarko and Bakken resulting from higher commodity prices;
o

Higher upstream operating expenses, excluding long-term incentive costs, of $168 million, primarily due to inflationary pressures as a result of the higher commodity price environment and increased activity relating to discretionary workovers;

o	Higher production, mineral and other taxes of $122 million, primarily due to higher commodity prices; and
o

Lower administrative expense, excluding long-term incentive, restructuring and legal costs, and current expected credit losses, of $42 million, primarily due to a decrease in building lease and consulting costs.

Additional information on total operating expenses above and Non-GAAP Total Costs items can be found in the Results of Operations section of this MD&A.

2023 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

Oil prices for 2023 will be impacted by the interplay between recessionary concerns, continued OPEC+ production restraint, increasing global demand for oil and continued supply uncertainties resulting from the Russian invasion of Ukraine. Recessionary concerns continue to have an impact on global demand as central banks maintain tight monetary policies. Supply and the accumulation of global oil inventories will be impacted by changes in OPEC+ production levels, the extent of decline in oil exports from Russia and changes in production by non-OPEC countries.

Natural Gas Markets

Natural gas prices are primarily impacted by structural changes in supply and demand as well as deviations from seasonally normal weather.

Natural gas prices for 2023 will be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from the Russian invasion of Ukraine.

Company Outlook

The Company will continue to exercise discretion and discipline to optimize capital allocation throughout 2023 as the commodity price environment evolves. Ovintiv pursues innovative ways to maximize cash flows and minimize the impact of inflation to reduce upstream operating and administrative expenses.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. While the market price for oil tends to move in the same direction as the global market, regional differentials may develop. Natural gas prices may vary between geographic regions depending on local supply and demand conditions. To mitigate price volatility and provide more certainty around cash flows, the Company may enter into derivative financial instruments. As at December 31, 2022, the Company has hedged approximately 38.0 Mbbls/d of expected oil and condensate production and 397 MMcf/d of expected natural gas production for 2023. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 24 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital Investment

The Company plans to spend approximately $2,150 million to $2,350 million on its full year 2023 capital investment program, focusing on maximizing returns from high margin liquids. In 2023, the Company expects to generate significant cash flows in excess of capital expenditures.

Ovintiv continually strives to improve well performance and lower costs through innovative techniques. Ovintiv’s redesigned wet sand sourcing model, which incorporates on-site sand storage and delivery systems, helps to prevent mine and trucking delays, thereby increasing truck productivity to enable smooth integration with local mine access. This model increases operational efficiencies and contributes to well cost savings as well as providing increased resiliency against winter weather. Ovintiv's large-scale cube development model utilizes multi-well pads and advanced completion designs to maximize returns and resource recovery from its reservoirs. Ovintiv’s disciplined capital program and continuous innovation create flexibility to allocate capital in changing commodity markets to minimize the impact of inflation, and maximize cash flows while preserving the long-term value of the Company’s multi-basin portfolio.

Production

Ovintiv is strategically positioned in the current environment to maintain a relatively flat production profile while generating significant cash flows in excess of capital expenditures.

In 2023, the Company expects full year average total production volumes of approximately 500.0 MBOE/d to 525.0 MBOE/d, oil and plant condensate production volumes of approximately 165.0 Mbbls/d to 175.0 Mbbls/d, other NGLs production volumes of approximately 80.0 Mbbls/d to 85.0 Mbbls/d and natural gas production volumes of approximately 1,525 MMcf/d to 1,575 MMcf/d.

Operating Expenses

With increased activity in the oil and gas industry and strong commodity prices, inflationary pressures are expected to continue to elevate service and supply costs. Upward pressure on service and supply costs will continue to be impacted by supply chain disruptions, labor shortages and increased demand for fuel, electricity and steel.

Ovintiv continues to pursue innovative ways to minimize inflationary pressures with efficiency improvements and effective supply chain management to reduce upstream operating expenses. Efficiency improvements were driven by Ovintiv’s innovative practices which include using the cube development approach to maximize simul-frac completions, increasing local wet sand storage, redesigning and re-using equipment, and improving longer lateral length developments. The Company quickly deployed innovations and best practices across its portfolio, ultimately maximizing the performance and overall efficiency of its operations.

In 2023, the Company expects to incur full year upstream transportation and processing costs of approximately $9.00 per BOE to $9.50 per BOE, upstream operating expenses of approximately $4.00 per BOE to $4.50 per BOE, and total production, mineral and other taxes of approximately four to five percent of upstream revenues. The Company’s upstream operations refers to the summation of the USA and Canadian operating segments.

Long-Term Debt Reduction

Ovintiv remains focused on strengthening its balance sheet, reducing its long-term debt balance by $3.3 billion since the end of 2020.

In June 2022, Ovintiv redeemed its $1.0 billion, 5.625 percent senior notes due July 1, 2024, with cash on hand and other existing sources of liquidity. The debt redemption will result in annualized interest savings of approximately $55 million.

In 2022, the Company also repurchased in the open market, portions of certain senior notes totaling approximately $565 million in principal, plus accrued interest and premiums. The Company paid premiums of $22 million to complete the open market repurchases, which will result in annualized interest savings of approximately $33 million.

As at December 31, 2022, the Company had $393 million of commercial paper outstanding under its U.S. commercial paper (“U.S. CP”) programs and no outstanding balances under its revolving credit facilities.

Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the Liquidity and Capital Resources section of this MD&A, respectively.

Additional information on Ovintiv’s 2023 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

Environmental, Social and Governance

Ovintiv recognizes climate change as a global concern and the importance of reducing its environmental footprint as part of the solution. The Company voluntarily participates in emission reduction programs and has adopted a range of strategies to help reduce emissions from its operations. These strategies include incorporating new and proven technologies and optimizing processes in its operations and working closely with third-party providers to develop best practices. The Company continues to look for innovative techniques and efficiencies to help maintain its commitment to emission reductions.

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

Ovintiv’s constant pursuit of efficiencies and continuous improvements allowed the Company to eliminate routine flaring in its operations. The Company is in full alignment with the World Bank Zero Routine Flaring initiative, well ahead of the World Bank’s target date of 2030.

Ovintiv is committed to diversity, equity and inclusion (“DEI”). The Company’s social commitment framework, which is rooted in the Company’s foundational values of integrity, safety, sustainability, trust and respect, fosters a culture of inclusion that respects stakeholders and strengthens communities.

Ovintiv remains committed to protecting the health and safety of its workforce. Safety is a foundational value at Ovintiv and plays a critical role in the Company’s belief that a safe workplace is a strong indicator of a well-managed business. This safety-oriented mindset enables the Company to quickly respond to emergencies and minimize any impacts to employees and business continuity. Safety performance goals are incorporated into the Company’s annual compensation program. Additional information on DEI and employee safety can be found in the Human Capital section of Item 1 and 2 of this Annual Report on Form 10-K.

Further information on Ovintiv’s ESG practices are outlined in Items 1 and 2 of this Annual Report on Form 10-K, and on the Company’s sustainability website at https://sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

($ millions)	2022	2021

Product and Service Revenues
Upstream product revenues	$10,151	$7,420
Market optimization	4,107	3,043
Service revenues (1)	5	5
Total Product and Service Revenues	14,263	10,468

Gains (Losses) on Risk Management, Net	(1,867)	(1,883)
Sublease Revenues	68	73
Total Revenues	12,464	8,658

Total Operating Expenses (2)	8,611	7,139
Operating Income (Loss)	3,853	1,519
Total Other (Income) Expenses	293	280
Net Earnings (Loss) Before Income Tax	3,560	1,239
Income Tax Expense (Recovery)	(77)	(177)

Net Earnings (Loss)	$3,637	$1,416
(1)	Service revenues include amounts related to the USA and Canadian Operations.
(2)	Total Operating Expenses include non-cash items such as DD&A, accretion of asset retirement obligations and long-term incentive costs.

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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

(average for the period)	2022	2021

Oil & NGLs
WTI ($/bbl)	$94.23	$67.91
Houston ($/bbl)	95.89	68.85
Edmonton Condensate (C$/bbl)	122.02	85.48

Natural Gas
NYMEX ($/MMBtu)	$6.64	$3.84
AECO (C$/Mcf)	5.56	3.56
Dawn (C$/MMBtu)	7.89	4.60

Production Volumes and Realized Prices

	Production Volumes (1)		Realized Prices (2)
	2022	2021	2022	2021

Oil (Mbbls/d, $/bbl)
USA Operations	131.5	140.0	$94.25	$65.69
Canadian Operations	0.1	0.3	87.28	56.71
Total	131.6	140.3	94.25	65.67

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	10.4	10.5	73.22	60.18
Canadian Operations	33.6	40.4	93.22	67.11
Total	44.0	50.9	88.52	65.68

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	71.7	67.5	29.35	25.66
Canadian Operations	13.8	15.8	42.39	29.45
Total	85.5	83.3	31.45	26.38

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	213.6	218.0	71.44	53.04
Canadian Operations	47.5	56.5	78.46	56.48
Total	261.1	274.5	72.72	53.75

Natural Gas (MMcf/d, $/Mcf)
USA Operations	492	490	6.18	3.71
Canadian Operations	1,002	1,066	5.75	3.52
Total	1,494	1,556	5.89	3.58

Total Production (MBOE/d, $/BOE)
USA Operations	295.5	299.7	61.91	44.65
Canadian Operations	214.5	234.2	44.26	29.66
Total	510.0	533.9	54.49	38.08

Production Mix (%)
Oil & Plant Condensate	34	36
NGLs – Other	17	15
Total Oil & NGLs	51	51
Natural Gas	49	49

Production Change – Year Over Year (%) (3)
Total Oil & NGLs	(5)	(5)
Natural Gas	(4)	2
Total Production	(4)	(2)
(1)	Average daily.
(2)	Average per-unit prices, excluding the impact of risk management activities.
(3)	Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2021 Upstream Product Revenues	$3,364	$1,218	$802	$2,032	$7,416
Increase (decrease) due to:
Sales prices	1,370	372	162	1,259	3,163
Production volumes	(208)	(168)	17	(78)	(437)
2022 Upstream Product Revenues (1)	$4,526	$1,422	$981	$3,213	$10,142
(1)	Revenues for 2022 exclude certain other revenue and royalty adjustments with no associated production volumes of $9 million (2021 - $4 million).

Oil Revenues

2022 versus 2021

Oil revenues were higher by $1,162 million compared to 2021 primarily due to:

•

An increase of $28.58 per bbl, or 44 percent, in the average realized oil prices which increased revenues by $1,370 million. The increase reflected higher WTI and Houston benchmark prices which were both up 39 percent and the strengthening of regional pricing relative to the WTI benchmark price in the USA Operations; and

•

Lower average oil production volumes of 8.7 Mbbls/d decreased revenues by $208 million. Lower volumes were primarily due to natural declines in Permian and Anadarko (10.2 Mbbls/d) and the sale of Eagle Ford assets in the second quarter of 2021 (5.8 Mbbls/d), partially offset by successful drilling in Uinta and Bakken (9.0 Mbbls/d).

NGL Revenues

2022 versus 2021

NGL revenues were higher by $383 million compared to 2021 primarily due to:

•

An increase of $22.84 per bbl, or 35 percent, in the average realized plant condensate price which increased revenues by $372 million. The increase reflected higher Edmonton Condensate and WTI benchmark prices which were up 43 percent and 39 percent, respectively, and changes in regional pricing relative to the WTI benchmark price;

•

An increase of $5.07 per bbl, or 19 percent, in the average realized other NGL prices which increased revenues by $162 million. The increase reflected higher other NGL benchmark prices and higher regional pricing; and

•

Lower average plant condensate production volumes of 6.9 Mbbls/d decreased revenues by $168 million. Lower volumes were primarily due to higher royalties resulting from higher commodity prices in Montney (2.8 Mbbls/d) and natural declines in Montney (2.7 Mbbls/d).

Natural Gas Revenues

2022 versus 2021

Natural gas revenues were higher by $1,181 million compared to 2021 primarily due to:

•

An increase of $2.31 per Mcf, or 65 percent, in the average realized natural gas prices which increased revenues by $1,259 million. The increase reflected higher NYMEX, Dawn and AECO benchmark prices which were up 73 percent, 72 percent and 56 percent, respectively; and

•

Lower average natural gas production volumes of 62 MMcf/d decreased revenues by $78 million primarily due to higher royalties resulting from higher commodity prices in Montney (95 MMcf/d) and the sales of Duvernay and Eagle Ford assets in the second quarter of 2021 (20 MMcf/d), partially offset by successful drilling in Montney (59 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at December 31, 2022 can be found in Note 24 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table provides the effects of the Company’s risk management activities on revenues.

	$ millions		Per-Unit
	2022	2021	2022	2021

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(594)	$(737)	$(12.37)	$(14.39)
NGLs - Plant Condensate ($/bbl)	(125)	(155)	$(7.78)	$(8.35)
NGLs - Other ($/bbl)	-	(131)	$-	$(4.31)
Natural Gas ($/Mcf)	(1,895)	(373)	$(3.47)	$(0.66)
Other (2)	6	1	$-	$-
Total ($/BOE)	(2,608)	(1,395)	$(14.04)	$(7.17)

Unrealized Gains (Losses) on Risk Management	741	(488)
Total Gains (Losses) on Risk Management, Net	$(1,867)	$(1,883)
(1)	Includes realized gains and losses related to the USA and Canadian Operations.
(2)	Other primarily includes realized gains or losses from other derivative contracts with no associated production volumes.

Ovintiv recognizes fair value changes from its risk management activities each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationship between contract prices and the associated forward curves. Realized gains or losses on risk management activities related to commodity price mitigation are included in the USA Operations, Canadian Operations and Market Optimization revenues as the contracts are cash settled. Unrealized gains or losses on fair value changes of unsettled contracts are included in the Corporate and Other segment. Additional information on fair value changes can be found in Note 23 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Market Optimization Revenues

Market Optimization product revenues relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. Ovintiv also purchases and sells third-party volumes under marketing arrangements associated with the Company’s previous divestitures.

($ millions)	2022	2021

Market Optimization	$4,107	$3,043

2022 versus 2021

Market Optimization product revenues increased $1,064 million compared to 2021 primarily due to:

•

Higher oil and natural gas benchmark prices ($1,104 million) and higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($151 million);

partially offset by:

•	Lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($191 million).

Sublease Revenues

Sublease revenues primarily include amounts related to the sublease of office space in The Bow office building recorded in the Corporate and Other segment. Additional information on office sublease income can be found in Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Operating Expenses

Production, Mineral and Other Taxes

Production, mineral and other taxes include production and property taxes. Production taxes are generally assessed as a percentage of oil, NGLs and natural gas production revenues. Property taxes are generally assessed based on the value of the underlying assets.

	$ millions		$/BOE
	2022	2021	2022	2021

USA Operations	$401	$278	$3.72	$2.54
Canadian Operations	14	15	$0.18	$0.18
Total	$415	$293	$2.23	$1.51

2022 versus 2021

Production, mineral and other taxes increased $122 million compared to 2021 primarily due to:

•	Higher production tax in USA Operations due to higher commodity prices ($116 million);

partially offset by:

•	The sale of Eagle Ford assets in the second quarter of 2021 ($9 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
	2022	2021	2022	2021

USA Operations	$626	$507	$5.80	$4.64
Canadian Operations	1,002	937	$12.80	$10.97
Upstream Transportation and Processing	1,628	1,444	$8.75	$7.42

Market Optimization	158	172
Total	$1,786	$1,616

2022 versus 2021

Transportation and processing expense increased $170 million compared to 2021 primarily due to:

•

Higher variable contract rates in Permian, Uinta, Anadarko and Bakken due to higher commodity prices ($88 million), higher gas volumes in Montney, Permian and Bakken ($44 million), higher downstream transport costs in Montney ($44 million), higher flow-through rates resulting from increased third-party plant operating costs and turnarounds, as well as higher capital fees in Montney ($38 million), higher costs relating to the diversification of the Company’s U.S. downstream markets ($14 million) and higher oil volumes in Uinta ($13 million);

partially offset by:

•

Higher U.S./Canadian dollar exchange rate ($34 million), the sales of Eagle Ford and Duvernay assets in the second quarter of 2021 ($18 million), and expired contracts relating to previously divested assets ($13 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
	2022	2021	2022	2021

USA Operations	$646	$490	$5.99	$4.48
Canadian Operations	127	111	$1.62	$1.27
Upstream Operating Expense (1)	773	601	$4.15	$3.07

Market Optimization	29	25
Corporate & Other	-	(1)
Total	$802	$625
(1)	Upstream Operating Expense per BOE for 2022 includes long-term incentive costs of $0.16/BOE (2021 - long-term incentive costs of $0.13/BOE).

2022 versus 2021

Operating expense increased $177 million compared to 2021 primarily due to:

•	Inflationary pressures as a result of the higher commodity price environment and increased activity relating to discretionary workovers ($199 million);

partially offset by:

•	The sales of Eagle Ford and Duvernay assets in the second quarter of 2021 ($26 million).

Additional information on the Company’s long-term incentive costs can be found in Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

($ millions)	2022	2021

Market Optimization	$4,055	$2,951

2022 versus 2021

Purchased product expense increased $1,104 million compared to 2021 primarily due to:

•	Higher oil and natural gas benchmark prices ($1,131 million) and higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($150 million);

partially offset by:

•	Lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($177 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost center are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates, as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of this MD&A.

	$ millions		$/BOE
	2022	2021	2022	2021

USA Operations	$861	$837	$7.98	$7.65
Canadian Operations	235	332	$3.01	$3.89
Upstream DD&A	1,096	1,169	$5.89	$6.00

Corporate & Other	17	21
Total	$1,113	$1,190

2022 versus 2021

DD&A decreased $77 million compared to 2021 primarily due to:

•

Lower depletion rates in the Canadian Operations ($58 million), lower production volumes in the Canadian and USA Operations ($27 million and $11 million, respectively) and a higher U.S./Canadian dollar exchange rate ($11 million);

partially offset by;

•	Higher depletion rates in the USA Operations ($36 million).

The depletion rate in the USA Operations increased $0.33 per BOE compared to 2021 primarily due to a higher depletable base. The depletion rate in the Canadian Operations decreased $0.88 per BOE compared to 2021 primarily due to higher reserve volumes.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. Costs primarily include salaries and benefits, building/operating leases, office, information technology, restructuring and long-term incentive costs.

	$ millions		$/BOE
	2022	2021	2022	2021

Administrative, excluding Long-Term Incentive Costs,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$258	$300	$1.39	$1.55
Long-term incentive costs	164	107	0.88	0.55
Restructuring and legal costs	1	34	-	0.17
Current expected credit losses	(1)	1	-	-
Total Administrative	$422	$442	$2.27	$2.27
(1)	Includes costs related to The Bow office lease of $116 million (2021 - $117 million), half of which is recovered from sublease revenues.

2022 versus 2021

Administrative expense decreased $20 million compared to 2021 primarily due to:

•	Lower legal, building lease, consulting, and office and travel costs ($18 million, $16 million, $13 million and $7 million, respectively) and a decrease in restructuring costs ($15 million);

partially offset by:

•

Higher long-term incentive costs mainly due to higher settlement prices related to cash-settled compensation plans during the first quarter of 2022 and the increase in the Company’s share price compared to 2021 ($57 million).

Additional information on the Company’s long-term incentive costs can be found in Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other (Income) Expenses

($ millions)	2022	2021

Interest	$311	$340
Foreign Exchange (Gain) Loss, Net	15	(23)
Other (Gains) Losses, Net	(33)	(37)
Total Other (Income) Expenses	$293	$280

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2022 versus 2021

Interest expense decreased $29 million compared to 2021 primarily due to:

•

Interest savings related to the redemption of certain senior notes in 2021 and 2022 ($54 million), and the acceleration of the fair value amortization related to the early redemption of the Company’s 2024 senior notes in June 2022 of $30 million;

partially offset by:

•

A make-whole interest payment of $47 million resulting from the early redemption of the Company’s 2024 senior notes in June 2022, compared to a make-whole interest payment of $19 million resulting from the early redemption of the Company’s 2022 senior notes in June 2021, and premiums of $22 million related to the Company’s open market repurchases in 2022.

Additional information on the early debt redemption and open market repurchases can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and the Liquidity and Capital Resources section of this MD&A.

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

2022 versus 2021

Net foreign exchange loss of $15 million compared to a gain of $23 million in 2021 primarily due to:

•

Realized foreign exchange losses on the settlement of U.S. dollar risk management contracts and U.S. dollar financing debt issued from Canada compared to gains in 2021 ($38 million and $16 million, respectively);

partially offset by:

•	Gains on monetary revaluations compared to 2021 ($12 million) and lower unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts issued from Canada ($6 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets, government stimulus programs and adjustments related to other assets.

Other gains in 2022 includes interest income of $25 million (2021 - $14 million) primarily associated with the resolution of prior years’ tax items.

Income Tax

($ millions)	2022	2021

Current Income Tax Expense (Recovery)	$10	$(156)
Deferred Income Tax Expense (Recovery)	(87)	(21)
Income Tax Expense (Recovery)	$(77)	$(177)

Effective Tax Rate	(2.2% )	(14.3% )

Income Tax Expense (Recovery)

2022 versus 2021

In 2022, Ovintiv recorded a lower income tax recovery of $100 million compared to 2021, primarily due to the resolution of prior years’ tax items recognized in 2021 and changes in valuation allowances.

During the year ended December 31, 2022, a valuation allowance of $1,299 million was reversed, of which $1,028 million was recognized as a result of positive earnings in the U.S. and Canada. Deferred income tax assets are routinely assessed for realizability, and consequently, after weighing both positive and negative evidence, the Company reversed an additional $271 million of the valuation allowance primarily due to positive forecasted earnings in the U.S. During the year ended December 31, 2021, a valuation allowance reversal of $558 million was recognized as a result of positive earnings in the U.S. and Canada.

Effective Tax Rate

The Company’s annual effective income tax rate is primarily impacted by earnings, changes in valuation allowances, income tax related to foreign operations, state taxes, amounts in respect of prior periods, the effect of legislative changes, non-taxable items and tax differences on transactions.

The Company’s effective tax rate was (2.2) percent for 2022, which is lower than the U.S. federal statutory tax rate of 21 percent primarily due to reductions in valuation allowances offset by certain non-taxable items.

The Company’s effective tax rate was (14.3) percent for 2021, which was lower than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of prior years’ tax items and changes in valuation allowances.

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

($ millions, except as indicated)	2022	2021

Cash and Cash Equivalents	$5	$195
Available Credit Facilities (1)	3,500	4,000
Available Uncommitted Demand Lines (2)	195	300
Issuance of U.S. Commercial Paper	(393)	-
Total Liquidity	$3,307	$4,495

Long-Term Debt, including current portion	$3,570	$4,786
Total Shareholders’ Equity (3)	$7,689	$5,074

Debt to Capitalization (%) (4)	32	49
Debt to Adjusted Capitalization (%) (5)	19	27
(1)	2022 includes available credit facilities of $2.2 billion in the U.S. and $1.3 billion in Canada (2021 - $2.5 billion and $1.5 billion, respectively).
(2)	Includes three uncommitted demand lines totaling $321 million, net of $126 million in related undrawn letters of credit (2021 - $336 million and $36 million, respectively).
(3)	Shareholders’ Equity reflects the shares of common stock purchased, for cancellation, under the Company’s NCIB program.
(4)	Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(5)	A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

In March, the Company commenced negotiations to amend and restate its committed revolving credit facilities. Effective April 1, 2022, the Company has access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). Maturity dates for both credit facilities were extended to July 2026 and the Company has full access to these Credit Facilities. The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital investment program. At December 31, 2022, there were no outstanding amounts under the revolving Credit Facilities.

During the first quarter of 2022, Ovintiv’s credit rating was upgraded to investment grade by one of its credit rating agencies driven by Ovintiv’s significant debt reductions and improved commodity price assumptions used by the rating agency. All of Ovintiv’s credit ratings are investment grade as at December 31, 2022.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at December 31, 2022, the Company had approximately $393 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 5.24 percent, which is supported by the Company’s Credit Facilities.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper provide Ovintiv with total liquidity of approximately $3.3 billion. At December 31, 2022, Ovintiv also had approximately $126 million in undrawn letters of credit issued in the normal course of business primarily as collateral security related to sales arrangements.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement expires in March 2023 and is intended to be renewed by the Company. The ability to issue securities under the U.S. shelf registration statement is dependent upon market conditions and securities law requirements.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at December 31, 2022, the Company’s Debt to Adjusted Capitalization was 19 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Sources and Uses of Cash

During 2022, Ovintiv primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

($ millions)	Activity Type	2022	2021

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$3,866	$3,129
Proceeds from divestitures	Investing	228	1,025
Net issuance of revolving long-term debt	Financing	393	-
Other	Investing	103	-
		4,590	4,154

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	1,831	1,519
Acquisitions	Investing	286	11
Net repayment of revolving long-term debt	Financing	-	950
Repayment of long-term debt (1)	Financing	1,634	1,137
Purchase of shares of common stock	Financing	719	111
Dividends on shares of common stock	Financing	239	122
Other	Financing/Investing	69	119
		4,778	3,969
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(2)	-
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(190)	$185
(1)	Includes open market repurchases in 2022.

Operating Activities

Net cash from operating activities in 2022 was $3,866 million and was primarily a reflection of the impacts from higher average realized commodity prices, partially offset by the effects of the commodity price mitigation program, lower production volumes and changes in non-cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in 2022 was $4,110 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

2022 versus 2021

Net cash from operating activities increased $737 million compared to 2021 primarily due to:

•	Higher realized commodity prices ($3,163 million);

partially offset by:

•

Higher realized losses on risk management in revenues compared to 2021 ($1,213 million), lower production volumes ($437 million), higher transportation and processing expense ($170 million), higher operating expense, excluding non-cash long-term incentive costs ($169 million), current income tax recovery mainly due to the resolution of prior years’ tax items in 2021 of $156 million, changes in non-cash working capital ($146 million) and higher production, mineral and other taxes ($122 million).

Investing Activities

The Company’s primary investing activities are capital expenditures, acquisitions and divestitures, and are summarized in Notes 2 and 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2022 and 2021

Net cash used in investing activities in 2022 was $1,786 million primarily due to capital expenditures. Capital expenditures increased $312 million compared to 2021 due to timing of projects and inflationary cost pressures.

Acquisitions in 2022 were $286 million (2021 - $11 million), which primarily included property purchases in Permian with oil and liquids-rich potential.

Divestitures in 2022 were $228 million, which primarily included the sale of portions of Uinta assets located in northeastern Utah and Bakken assets located in northeastern Montana, as well as certain properties that did not complement Ovintiv’s existing portfolio of assets.

Divestitures in 2021 were $1,025 million, which primarily included the sale of Eagle Ford assets in south Texas and Duvernay assets in west central Alberta, as well as certain properties that did not complement Ovintiv’s existing portfolio of assets.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategic objective to return value to shareholders by repaying or repurchasing existing debt, purchasing shares of common stock and paying dividends.

2022 versus 2021

Net cash used in financing activities in 2022 decreased $151 million compared to 2021. The decrease was primarily due to a net issuance of revolving long-term debt compared to a net repayment in 2021 ($1,343 million), partially offset by increased purchases of shares of common stock under the Company’s NCIB program in 2022 compared to 2021 ($608 million), higher repayment of long-term debt associated with open market repurchases in 2022 and the early redemption of the Company’s 2024 senior notes in June 2022 compared to the early redemptions of the Company’s 2022 and 2021 senior notes in June and August 2021, respectively ($497 million), and an increase in dividend payments in 2022 ($117 million).

From time to time, Ovintiv may seek to retire or purchase the Company’s outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. In 2022, the Company repurchased in the open market, approximately $565 million in principal, plus accrued interest and premiums, which included a portion of its 5.375 percent senior notes due January 2026, its 6.5 percent senior notes due August 2034, its 6.625 percent senior notes due August 2037, its 6.5 percent senior notes due February 2038 and its 5.15 percent senior notes due November 2041. The Company paid premiums of $22 million to complete the open market repurchases.

In June 2022, Ovintiv redeemed its $1.0 billion, 5.625 percent senior notes due July 1, 2024, with cash on hand and other existing sources of liquidity. The redemption resulted in a make-whole interest payment of $47 million.

The Company’s long-term debt, including the current portion of $393 million, totaled $3,570 million at December 31, 2022. The Company’s long-term debt at December 31, 2021 totaled $4,786 million. As at December 31, 2022, the Company has no fixed rate long-term debt due until 2026 and beyond.

In support of the Company’s commitment to unlocking shareholder value, Ovintiv utilizes its capital allocation framework to increase returns to shareholders and maintain the Company’s progress on debt reduction. Since the end of 2020, the Company reduced its total long-term debt balance by $3.3 billion. On July 6, 2022, Ovintiv elected to accelerate the increase in cash returns to shareholders as a result of the Company’s continued strong financial performance and the asset sales that closed during the third quarter of 2022. During the third quarter of 2022, the Company increased its cash return to shareholders from 25 percent to 50 percent of Non-GAAP Cash Flow in excess of capital expenditures and base dividends. Ovintiv delivered the additional shareholder returns through share buybacks under its NCIB program.

For additional information on long-term debt, refer to Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

($ millions, except as indicated)	2022	2021

Dividend Payments	$239	$122
Dividend Payments ($/share)	$0.95	$0.4675

On February 27, 2023, the Board of Directors declared a dividend of $0.25 per share of common stock payable on March 31, 2023 to common shareholders of record as of March 15, 2023.

Dividends increased $117 million compared to 2021, as a result of Ovintiv increasing its quarterly dividend payments to an annualized dividend of $0.80 per share of common stock during the first quarter of 2022 and a further increase to an annualized dividend of $1.00 per share of common stock in the second quarter of 2022. The dividend increases reflect the Company’s commitment to returning capital to shareholders.

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

During 2022, the Company purchased for cancellation, approximately 14.7 million shares of common stock for total consideration of approximately $719 million.

For additional information on the NCIB, refer to Note 17 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Material Cash Requirements

Ovintiv’s material cash requirements include various contractual obligations arising from long-term debt, operating leases, risk management liabilities and asset retirement obligations which are recognized on the Company’s Consolidated Balance Sheet. The Company expects to fund long term material cash requirements primarily with cash from operating activities.

Interest payments include scheduled cash payments on finance leases, long-term debt, and other obligations. Additional information can be found in Notes 13 and 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Operating leases include drilling rigs, compressors, office and buildings, certain land easements and various equipment utilized in the development and production of oil, NGLs and natural gas, as well as The Bow building. The Company subleased approximately 50 percent of The Bow office space under the lease agreement. Additional information on leases can be found in Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Risk management liabilities represent Ovintiv’s net liability positions with counterparties. Ovintiv expects to significantly decrease its risk management positions in 2023 as a result of the Company’s strengthened balance sheet position. Additional information can be found in Note 24 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Contractual commitments relating to transportation and processing commitments, and drilling and field services can be found in Notes 13 and 26 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Further to the commitments discussed above, Ovintiv also has various obligations that become payable if certain future events occur relating to take or pay arrangements and guarantees on transportation commitments resulting from completed property divestitures as described in Notes 19, 24 and 26, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In addition, the Company has obligations to fund the disposal of long-lived assets upon their abandonment as well as its obligations to fund its defined benefit pension and other post-employment benefit plans as described in Notes 16 and 22, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other than the items discussed above, there are no other transactions, arrangements, or relationships with unconsolidated entities or persons that are reasonably likely to materially affect the Company’s liquidity or the availability of, or requirements for, capital resources.

Contingencies

For information on contingencies, refer to Note 26 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Accounting Policies and Estimates

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. For a discussion of the Company’s significant accounting policies refer to Note 1 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. Management considers the following to be its most critical accounting estimates that involve judgment. The following discussion outlines the accounting policies and practices involving the use of estimates that are critical to determining Ovintiv’s financial results. Changes in the estimates and assumptions discussed below could materially affect the amount or timing of the financial results of the Company.

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

Goodwill Impairments

Goodwill is assessed for impairment at least annually in December, at the reporting unit level which are Ovintiv’s country cost centers. To assess impairment, the carrying amount of each reporting unit is determined and compared to the fair value of each respective reporting unit. Any excess of the carrying value of the reporting unit, including goodwill, over its fair value is recognized as an impairment and charged to net earnings. The impairment charge measured is limited to the total amount of goodwill allocated to that reporting unit. Subsequent measurement of goodwill is at cost less any accumulated impairments.

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

The Company has assessed its goodwill for impairment at December 31, 2022 and no impairment was recognized. The reporting units’ fair values were substantially in excess of the carrying values and as a result were not at risk of failing the impairment test as at December 31, 2022.

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

Ovintiv considers available positive and negative evidence when assessing the realizability of deferred tax assets, including historic and expected future taxable earnings, available tax planning strategies and carry forward periods. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions, particularly related to oil and natural gas prices. As a result, the assumptions used in determining expected future taxable earnings are consistent with those used in the goodwill impairment assessment.

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

The Company is required to assess whether the unremitted earnings from its Canadian subsidiaries are considered to be permanently reinvested. Changes in repatriation plans are evaluated based on the specific facts and circumstances to determine how those changes affect the recognition and measurement of income tax liabilities and whether those changes in plans affect Ovintiv’s ongoing assertions related to the indefinite reinvestment of basis differences. If the indefinite reinvestment assertion can no longer be made, a deferred tax liability is generally required for a book-over-tax outside basis difference attributable to the foreign subsidiaries.

During the year ended December 31, 2022, Ovintiv concluded that a portion of the previously unremitted earnings from its foreign subsidiaries is no longer considered to be permanently reinvested. As a result of this change in assertion, the Company recorded a nominal deferred income tax liability on the undistributed earnings that were previously considered permanently reinvested. The Company has a taxable temporary difference of approximately $339 million in respect of unremitted earnings that continue to be permanently reinvested for which a deferred income tax liability of $17 million has not been recognized and becomes subject to taxation upon the remittance of dividends. The deferred tax liability considers U.S. federal, state and foreign withholding tax implications.

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

Non-GAAP Measures

Certain measures in this document do not have any standardized meaning as prescribed by U.S. GAAP and, therefore, are considered non-GAAP measures. These measures may not be comparable to similar measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. These measures are commonly used in the oil and gas industry and by Ovintiv to provide shareholders and potential investors with additional information regarding the Company’s liquidity and its ability to generate funds to finance its operations. Non-GAAP measures include: Non-GAAP Cash Flow, Non-GAAP Total Costs, Debt to Adjusted Capitalization and Debt to Adjusted EBITDA. Management’s use of these measures is discussed further below.

Cash from Operating Activities and Non-GAAP Cash Flow

Non-GAAP Cash Flow is a non-GAAP measure defined as cash from (used in) operating activities excluding net change in other assets and liabilities, and net change in non-cash working capital.

Management believes this measure is useful to the Company and its investors as a measure of operating and financial performance across periods and against other companies in the industry, and is an indication of the Company’s ability to generate cash to finance capital investment programs, to service debt and to meet other financial obligations. This measure is used, along with other measures, in the calculation of certain performance targets for the Company’s management and employees.

($ millions, except as indicated)	2022	2021

Cash From (Used in) Operating Activities	$3,866	$3,129
(Add back) deduct:
Net change in other assets and liabilities	(57)	(39)
Net change in non-cash working capital	(187)	(41)
Non-GAAP Cash Flow	$4,110	$3,209

Total Operating Expenses and Non-GAAP Total Costs

Non-GAAP Total Costs is a non-GAAP measure which includes the summation of production, mineral and other taxes, upstream transportation and processing expense, upstream operating expense and administrative expense, excluding the impact of long-term incentive, restructuring and legal costs, and current expected credit losses. It is calculated as total operating expenses excluding non-upstream operating costs and non-cash items which include operating expenses from the Market Optimization, and Corporate and Other segments, depreciation, depletion and amortization, impairments, accretion of asset retirement obligation, long-term incentive, restructuring and legal costs, and current expected credit losses. When presented on a per BOE basis, Non-GAAP Total Costs is divided by production volumes. Management believes this measure is useful to the Company and its investors as a measure of operational efficiency across periods.

($ millions, except as indicated)	2022	2021

Total Operating Expenses	$8,611	$7,139
Deduct (add back):
Market optimization operating expenses	4,242	3,148
Corporate & other operating expenses	-	(1)
Depreciation, depletion and amortization	1,113	1,190
Accretion of asset retirement obligation	18	22
Long-term incentive costs	193	132
Restructuring and legal costs	1	34
Current expected credit losses	(1)	1
Non-GAAP Total Costs	$3,045	$2,613
Divided by:
Production Volumes (MMBOE)	186.2	194.9
Non-GAAP Total Costs ($/BOE) (1)	$16.36	$13.42
(1)	Calculated using whole dollars and volumes.

Debt to Capitalization and Debt to Adjusted Capitalization

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

($ millions, except as indicated)	December 31, 2022	December 31, 2021

Debt (Long-Term Debt, including current portion)	$3,570	$4,786
Total Shareholders’ Equity	7,689	5,074
Capitalization	$11,259	$9,860
Debt to Capitalization	32%	49%

Debt (Long-Term Debt, including current portion)	$3,570	$4,786
Total Shareholders’ Equity	7,689	5,074
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$19,005	$17,606
Debt to Adjusted Capitalization	19%	27%

Debt to EBITDA and Debt to Adjusted EBITDA

Debt to EBITDA and Debt to Adjusted EBITDA are non-GAAP measures. EBITDA is defined as trailing 12-month net earnings (loss) before income taxes, depreciation, depletion and amortization, and interest. Adjusted EBITDA is EBITDA adjusted for impairments, accretion of asset retirement obligation, unrealized gains/losses on risk management, foreign exchange gains/losses, gains/losses on divestitures and other gains/losses.

Management believes these measures are useful to the Company and its investors as a measure of financial leverage and the Company’s ability to service its debt and other financial obligations. These measures are used, along with other measures, in the calculation of certain financial performance targets for the Company’s management and employees.

($ millions, except as indicated)	December 31, 2022	December 31, 2021

Debt (Long-Term Debt, including current portion)	$3,570	$4,786

Net Earnings (Loss)	3,637	1,416
Add back (deduct):
Depreciation, depletion and amortization	1,113	1,190
Interest	311	340
Income tax expense (recovery)	(77)	(177)
EBITDA	$4,984	$2,769
Debt to EBITDA (times)	0.7	1.7

Net Earnings (Loss)	3,637	1,416
Add back (deduct):
Depreciation, depletion and amortization	1,113	1,190
Accretion of asset retirement obligation	18	22
Interest	311	340
Unrealized (gains) losses on risk management	(741)	488
Foreign exchange (gain) loss, net	15	(23)
Other (gains) losses, net	(33)	(37)
Income tax expense (recovery)	(77)	(177)
Adjusted EBITDA	$4,243	$3,219
Debt to Adjusted EBITDA (times)	0.8	1.5

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 24 under Item 8 of this Annual Report on Form 10-K.

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

	December 31, 2022
	10% Price	10% Price
(US$ millions)	Increase	Decrease
Crude oil price	$(28)	$27
NGL price	-	-
Natural gas price	6	(6)

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. The following table presents the foreign exchange rates for the respective years ended December 31.

	2022	2021
Foreign Exchange Rates (C$ per US$1)
Average	1.301	1.254
Period End	1.354	1.268

As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results. The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in the prior years.

	2022		2021
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(14)		$21
Transportation and Processing Expense (1)	(34)	$(0.18)	55	$0.28
Operating Expense (1)	(4)	(0.02)	7	0.03
Administrative Expense	(4)	(0.02)	13	0.07
Depreciation, Depletion and Amortization (1)	(11)	(0.06)	30	0.15

(1)	Reflects upstream operations.

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

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2022, Ovintiv has entered into $400 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3160 to US$1, which mature monthly throughout 2023.

As at December 31, 2022, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada or foreign denominated intercompany loans that were subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	December 31, 2022
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$(1)	$1

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

As at December 31, 2022, Ovintiv had floating rate revolving credit and term loan borrowings of $393 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $4 million (2021 - nil).

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

Management has assessed the design and effectiveness of the Company’s internal control over financial reporting as at December 31, 2022. In making its assessment, Management has used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation, Management has concluded that the Company’s internal control over financial reporting was effective as at that date.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by a vote of shareholders at the Company’s last annual meeting to audit and provide independent opinions on both the Consolidated Financial Statements and the Company’s internal control over financial reporting as at December 31, 2022, as stated in their Auditor’s Report. PricewaterhouseCoopers LLP has provided such opinions.

/s/ Brendan M. McCracken Brendan M. McCracken President & Chief Executive Officer February 27, 2023	/s/ Corey D. Code Corey D. Code Executive Vice-President & Chief Financial Officer

Auditor’s Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ovintiv Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ovintiv Inc. and its subsidiaries (together, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “Consolidated Financial Statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

The impact of estimates of proved oil, natural gas liquids (“NGL”), and natural gas reserves on net oil and natural gas proved properties

As described in Notes 1 and 9 to the Consolidated Financial Statements, the Company has a net oil and natural gas proved properties balance of $8,087 million as of December 31, 2022 and depreciation, depletion, and amortization (“DD&A”) expense of $1,113 million for the year ended December 31, 2022. The Company uses the full cost method of accounting for its acquisition, exploration, and development activities. Capitalized costs accumulated within each cost centre are depleted using the unit-of-production method based on proved oil, NGL and natural gas reserves. Proved oil, NGL and natural gas reserve estimates are key inputs to the Company’s depletion and ceiling test impairment calculations. A ceiling test impairment is recognized in net earnings when the carrying amount of a country cost centre exceeds the country cost centre ceiling. Management estimates its proved oil, NGL and natural gas reserves according to the definition of proved reserves provided by the SEC. Management’s estimates of proved oil, NGL and natural gas reserves are made using available geological and reservoir data as well as production performance data. Proved oil, NGL and natural gas reserves are those quantities of oil and natural gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods and government regulations. The assumptions used by management to determine estimates of the proved oil, NGL and natural gas reserves and the ceiling test impairment calculation include the average beginning-of-the-month prices during the 12-month period for the year, future production estimates, future production and development costs and estimates for abandonment and dismantlement costs associated with asset retirement obligations. The estimation of reserves is a subjective process. In determining the estimates of the proved oil, NGL and natural gas reserves, management utilizes the services of specialists, specifically petroleum engineers.

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

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Canada

February 27, 2023

We have served as the Company’s or its predecessors’ auditor since 1958.

Consolidated Statement of Earnings

For the years ended December 31 (US$ millions, except per share amounts)		2022	2021	2020

Revenues	(Note 2)
Product and service revenues	(Note 3)	$14,263	$10,468	$5,509
Gains (losses) on risk management, net	(Note 24)	(1,867)	(1,883)	507
Sublease revenues	(Note 13)	68	73	71
Total Revenues		12,464	8,658	6,087

Operating Expenses	(Note 2)
Production, mineral and other taxes		415	293	173
Transportation and processing		1,786	1,616	1,502
Operating	(Notes 13, 21, 22)	802	625	605
Purchased product		4,055	2,951	1,366
Depreciation, depletion and amortization		1,113	1,190	1,834
Impairments	(Note 9)	-	-	5,580
Accretion of asset retirement obligation	(Note 16)	18	22	29
Administrative	(Notes 13, 20, 21, 22)	422	442	395
Total Operating Expenses		8,611	7,139	11,484
Operating Income (Loss)		3,853	1,519	(5,397)
Other (Income) Expenses
Interest	(Notes 4, 14)	311	340	371
Foreign exchange (gain) loss, net	(Notes 5, 24)	15	(23)	17
Other (gains) losses, net	(Notes 6, 14, 22)	(33)	(37)	(55)
Total Other (Income) Expenses		293	280	333
Net Earnings (Loss) Before Income Tax		3,560	1,239	(5,730)
Income tax expense (recovery)	(Note 6)	(77)	(177)	367
Net Earnings (Loss)		$3,637	$1,416	$(6,097)

Net Earnings (Loss) per Share of Common Stock	(Note 17)
Basic		$14.34	$5.44	$(23.47)
Diluted		14.08	5.32	(23.47)
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 17)
Basic		253.6	260.4	259.8
Diluted		258.4	266.4	259.8

Consolidated Statement of Comprehensive Income

For the years ended December 31 (US$ millions)		2022	2021	2020

Net Earnings (Loss)		$3,637	$1,416	$(6,097)
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 18)	(107)	2	38
Pension and other post-employment benefit plans	(Notes 18, 22)	6	14	(8)
Other Comprehensive Income (Loss)		(101)	16	30
Comprehensive Income (Loss)		$3,536	$1,432	$(6,067)

See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheet

As at December 31 (US$ millions)		2022	2021

Assets
Current Assets
Cash and cash equivalents		$5	$195
Accounts receivable and accrued revenues (net of allowances of $4 million (2021: $5 million))	(Notes 3, 7)	1,594	1,294
Risk management	(Notes 23, 24)	53	1
Income tax receivable	(Note 6)	43	97
		1,695	1,587
Property, Plant and Equipment, at cost:	(Note 9)
Oil and natural gas properties, based on full cost accounting
Proved properties		57,054	55,475
Unproved properties		1,172	1,944
Other		882	903
Property, plant and equipment		59,108	58,322
Less: Accumulated depreciation, depletion and amortization		(49,640)	(49,561)
Property, plant and equipment, net	(Note 2)	9,468	8,761
Other Assets	(Notes 10, 13)	1,004	1,079
Risk Management	(Notes 23, 24)	34	-
Deferred Income Taxes	(Note 6)	271	-
Goodwill	(Notes 2, 11)	2,584	2,628
	(Note 2)	$15,056	$14,055

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	(Note 12)	$2,221	$1,979
Current portion of operating lease liabilities	(Note 13)	76	62
Income tax payable		4	4
Risk management	(Notes 23, 24)	86	703
Current portion of long-term debt	(Note 14)	393	-
		2,780	2,748
Long-Term Debt	(Note 14)	3,177	4,786
Operating Lease Liabilities	(Note 13)	814	889
Other Liabilities and Provisions	(Notes 13, 15)	131	190
Risk Management	(Notes 23, 24)	-	25
Asset Retirement Obligation	(Note 16)	281	339
Deferred Income Taxes	(Note 6)	184	4
		7,367	8,981
Commitments and Contingencies	(Note 26)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock 2022 issued and outstanding: 245.7 million shares (2021: 258.0 million shares)	(Note 17)	3	3
Paid in surplus	(Note 17)	7,776	8,458
Retained earnings (Accumulated deficit)		(1,081)	(4,479)
Accumulated other comprehensive income	(Note 18)	991	1,092
Total Shareholders’ Equity		7,689	5,074
		$15,056	$14,055

See accompanying Notes to Consolidated Financial Statements

Approved by the Board of Directors

/s/ Peter A. Dea	/s/ George L. Pita
Peter A. Dea	George L. Pita
Director	Director

Consolidated Statement of Changes in Shareholders’ Equity

				Retained	Accumulated
				Earnings	Other	Total
		Share	Paid in	(Accumulated	Comprehensive	Shareholders’
For the year ended December 31, 2022 (US$ millions)		Capital	Surplus	Deficit)	Income	Equity

Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074
Net Earnings (Loss)		-	-	3,637	-	3,637
Dividends on Shares of Common Stock ($0.95 per share)	(Note 17)	-	-	(239)	-	(239)
Shares of Common Stock Purchased under Normal Course Issuer Bid	(Note 17)	-	(719)	-	-	(719)
Equity-Settled Compensation Costs		-	37	-	-	37
Other Comprehensive Income (Loss)	(Note 18)	-	-	-	(101)	(101)
Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689

				Retained	Accumulated
				Earnings	Other	Total
		Share	Paid in	(Accumulated	Comprehensive	Shareholders’
For the year ended December 31, 2021 (US$ millions)		Capital	Surplus	Deficit)	Income	Equity

Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837
Net Earnings (Loss)		-	-	1,416	-	1,416
Dividends on Shares of Common Stock ($0.4675 per share)	(Note 17)	-	-	(122)	-	(122)
Shares of Common Stock Purchased under Normal Course Issuer Bid	(Note 17)	-	(111)	-	-	(111)
Equity-Settled Compensation Costs		-	38	-	-	38
Other Comprehensive Income (Loss)	(Note 18)	-	-	-	16	16
Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074

				Retained	Accumulated
				Earnings	Other	Total
		Share	Paid in	(Accumulated	Comprehensive	Shareholders’
For the year ended December 31, 2020 (US$ millions)		Capital	Surplus	Deficit)	Income	Equity

Balance, December 31, 2019		$7,061	$1,402	$421	$1,046	$9,930
Net Earnings (Loss)		-	-	(6,097)	-	(6,097)
Dividends on Shares of Common Stock ($0.375 per share)	(Note 17)	-	-	(97)	-	(97)
Equity-Settled Compensation Costs		-	71	-	-	71
Other Comprehensive Income (Loss)	(Note 18)	-	-	-	30	30
Reclassification of Share Capital due to the Reorganization	(Note 17)	(7,058)	7,058	-	-	-
Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837

See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

For the years ended December 31 (US$ millions)		2022	2021	2020

Operating Activities
Net earnings (loss)		$3,637	$1,416	$(6,097)
Depreciation, depletion and amortization		1,113	1,190	1,834
Impairments	(Note 9)	-	-	5,580
Accretion of asset retirement obligation	(Note 16)	18	22	29
Deferred income taxes	(Note 6)	(87)	(21)	381
Unrealized (gain) loss on risk management	(Note 24)	(741)	488	204
Unrealized foreign exchange (gain) loss	(Note 5)	14	21	11
Foreign exchange (gain) loss on settlements	(Note 5)	8	(11)	6
Other		148	104	(19)
Net change in other assets and liabilities		(57)	(39)	(173)
Net change in non-cash working capital	(Note 25)	(187)	(41)	139
Cash From (Used in) Operating Activities		3,866	3,129	1,895
Investing Activities
Capital expenditures	(Note 2)	(1,831)	(1,519)	(1,736)
Acquisitions	(Note 8)	(286)	(11)	(19)
Proceeds from divestitures	(Note 8)	228	1,025	89
Net change in investments and other		103	(20)	(198)
Cash From (Used in) Investing Activities		(1,786)	(525)	(1,864)
Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 14)	393	(950)	252
Repayment of long-term debt	(Note 14)	(1,634)	(1,137)	(272)
Purchase of shares of common stock	(Note 17)	(719)	(111)	-
Dividends on shares of common stock	(Note 17)	(239)	(122)	(97)
Finance lease payments and other	(Note 13)	(69)	(99)	(89)
Cash From (Used in) Financing Activities		(2,268)	(2,419)	(206)
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(2)	-	(5)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(190)	185	(180)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		195	10	190
Cash, Cash Equivalents and Restricted Cash, End of Year		$5	$195	$10
Cash, End of Year		$5	$26	$9
Cash Equivalents, End of Year		-	169	1
Restricted Cash, End of Year		-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Year		$5	$195	$10

Supplementary Cash Flow Information	(Note 25)

See accompanying Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

A)	NATURE OF OPERATIONS

Ovintiv Inc. and its subsidiaries (collectively, “Ovintiv”) are in the business of the exploration for, the development of, and the production and marketing of oil, NGLs and natural gas.

On January 24, 2020, Encana Corporation (“Encana”) completed a corporate reorganization, which included a plan of arrangement (the “Arrangement”) that involved, among other things, Ovintiv Inc. ultimately acquiring all of the issued and outstanding common shares of Encana in exchange for shares of common stock of Ovintiv Inc. on a one-for-one basis. Following completion of the Arrangement, Ovintiv Inc. migrated from Canada and became a Delaware corporation, domiciled in the U.S. (the “U.S. Domestication”). The Arrangement and the U.S. Domestication together are referred to as the “Reorganization”.

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

The Company sponsors defined contribution and defined benefit plans, providing pension and other post-employment benefits to its employees in the U.S. and Canada. As of January 1, 2003, the defined benefit pension plan was closed to new entrants.

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

Expenditures related to renewals or betterments that improve the productive capacity or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Interest on borrowings associated with development projects is capitalized during the development phase.

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

Upon commencement of the lease, ROU assets are recognized based on the initial measurement of the lease liability and adjusted for any lease payments made before the commencement date of the lease, less any lease incentives and including any initial direct costs incurred. Lease liabilities are initially measured at the present value of future minimum lease payments over the lease term. The discount rate used to determine the present value is the rate implicit in the lease unless that rate cannot be determined, in which case Ovintiv’s incremental borrowing rate is used.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques include the market, income and cost approach. The market approach uses information generated by market transactions involving identical or comparable assets or liabilities; the income approach converts estimated future cash flows to a present value; the cost approach is based on the amount that currently would be required to replace an asset.

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

The carrying amount of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities reported in the Consolidated Balance Sheet approximates fair value. The fair value of long-term debt is disclosed in Note 14. Fair value information related to pension plan assets is included in Note 22. Recurring fair value measurements are performed for risk management assets and liabilities and other derivative contracts as discussed in Note 23.

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

Results of Operations

Segment Information

	USA Operations			Canadian Operations			Market Optimization
For the years ended December 31	2022	2021	2020	2022	2021	2020	2022	2021	2020

Revenues
Product and service revenues	$6,680	$4,883	$2,701	$3,476	$2,542	$1,349	$4,107	$3,043	$1,459
Gains (losses) on risk management, net	(1,123)	(982)	497	(1,485)	(413)	207	-	-	7
Sublease revenues	-	-	-	-	-	-	-	-	-
Total Revenues	5,557	3,901	3,198	1,991	2,129	1,556	4,107	3,043	1,466

Operating Expenses
Production, mineral and other taxes	401	278	158	14	15	15	-	-	-
Transportation and processing	626	507	453	1,002	937	829	158	172	220
Operating	646	490	485	127	111	100	29	25	22
Purchased product	-	-	-	-	-	-	4,055	2,951	1,366
Depreciation, depletion and amortization	861	837	1,378	235	332	427	-	-	-
Impairments	-	-	5,580	-	-	-	-	-	-
Total Operating Expenses	2,534	2,112	8,054	1,378	1,395	1,371	4,242	3,148	1,608
Operating Income (Loss)	$3,023	$1,789	$(4,856)	$613	$734	$185	$(135)	$(105)	$(142)

	Corporate & Other			Consolidated
	2022	2021	2020	2022	2021	2020

Revenues
Product and service revenues	$-	$-	$-	$14,263	$10,468	$5,509
Gains (losses) on risk management, net	741	(488)	(204)	(1,867)	(1,883)	507
Sublease revenues	68	73	71	68	73	71
Total Revenues	809	(415)	(133)	12,464	8,658	6,087

Operating Expenses
Production, mineral and other taxes	-	-	-	415	293	173
Transportation and processing	-	-	-	1,786	1,616	1,502
Operating	-	(1)	(2)	802	625	605
Purchased product	-	-	-	4,055	2,951	1,366
Depreciation, depletion and amortization	17	21	29	1,113	1,190	1,834
Impairments	-	-	-	-	-	5,580
Accretion of asset retirement obligation	18	22	29	18	22	29
Administrative	422	442	395	422	442	395
Total Operating Expenses	457	484	451	8,611	7,139	11,484
Operating Income (Loss)	$352	$(899)	$(584)	3,853	1,519	(5,397)

Other (Income) Expenses
Interest				311	340	371
Foreign exchange (gain) loss, net				15	(23)	17
Other (gains) losses, net				(33)	(37)	(55)
Total Other (Income) Expenses				293	280	333
Net Earnings (Loss) Before Income Tax				3,560	1,239	(5,730)
Income tax expense (recovery)				(77)	(177)	367
Net Earnings (Loss)				$3,637	$1,416	$(6,097)

Intersegment Information

	Market Optimization
	Marketing Sales			Upstream Eliminations			Total
For the years ended December 31	2022	2021	2020	2022	2021	2020	2022	2021	2020

Revenues	$15,622	$10,630	$6,108	$(11,515)	$(7,587)	$(4,642)	$4,107	$3,043	$1,466

Operating Expenses
Transportation and processing	646	571	616	(488)	(399)	(396)	158	172	220
Operating	29	25	22	-	-	-	29	25	22
Purchased product	15,082	10,140	5,612	(11,027)	(7,189)	(4,246)	4,055	2,951	1,366
Operating Income (Loss)	$(135)	$(106)	$(142)	$-	$1	$-	$(135)	$(105)	$(142)

Revenues by Geographic Region

	United States			Canada			Total
For the years ended December 31	2022	2021	2020	2022	2021	2020	2022	2021	2020

Revenues
Product revenues (1)
Oil	$4,524	$3,357	$2,035	$3	$7	$7	$4,527	$3,364	$2,042
NGLs	1,045	862	353	1,358	1,158	602	2,403	2,020	955
Natural gas	1,108	664	310	2,104	1,368	737	3,212	2,032	1,047

Other revenues (2)	3,679	2,785	1,310	510	340	226	4,189	3,125	1,536
Gains (losses) on risk management, net	(796)	(1,160)	406	(1,071)	(723)	101	(1,867)	(1,883)	507
Total Revenues	$9,560	$6,508	$4,414	$2,904	$2,150	$1,673	$12,464	$8,658	$6,087

(1)	Includes intercompany marketing fees transacted between the Company’s operating segments.
(2)	Includes market optimization and other revenues such as purchased product sold to third parties, sublease revenues and gathering and processing services provided to third parties.

Major Customers

In connection with the marketing and sale of Ovintiv’s own and purchased oil, NGLs and natural gas for the year ended December 31, 2022, the Company had one customer which individually accounted for more than 10 percent of Ovintiv’s product revenues. Sales to this customer, secured by a financial institution with an investment grade credit rating, totaled approximately $2,231 million which comprised $2,216 million in the United States and $15 million in Canada (2021 - one customer with sales of approximately $1,573 million; 2020 - one customer with sales of approximately $834 million).

Capital Expenditures by Segment

For the years ended December 31	2022	2021	2020

USA Operations	$1,493	$1,125	$1,353
Canadian Operations	334	391	380
Corporate & Other	4	3	3
	$1,831	$1,519	$1,736

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2022	2021	2022	2021	2022	2021

USA Operations	$1,938	$1,938	$8,259	$7,623	$11,043	$10,345
Canadian Operations	646	690	1,044	951	2,075	1,932
Market Optimization	-	-	-	-	446	300
Corporate & Other	-	-	165	187	1,492	1,478
	$2,584	$2,628	$9,468	$8,761	$15,056	$14,055

Goodwill, Property, Plant and Equipment and Total Assets by Geographic Region

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2022	2021	2022	2021	2022	2021

United States	$1,938	$1,938	$8,316	$7,673	$11,749	$10,715
Canada	646	690	1,152	1,088	3,307	3,337
Other Countries	-	-	-	-	-	3
	$2,584	$2,628	$9,468	$8,761	$15,056	$14,055

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues

	USA Operations			Canadian Operations			Market Optimization
For the years ended December 31	2022	2021	2020	2022	2021	2020	2022	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$4,537	$3,369	$2,045	$3	$7	$7	$3,415	$2,268	$616
NGLs	1,049	864	354	1,363	1,163	606	19	42	10
Natural gas	1,107	664	309	2,119	1,377	743	646	704	813
Service revenues
Gathering and processing	3	-	3	2	5	3	-	5	-
Product and Service Revenues	$6,696	$4,897	$2,711	$3,487	$2,552	$1,359	$4,080	$3,019	$1,439

	Corporate & Other			Consolidated
	2022	2021	2020	2022	2021	2020

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$-	$7,955	$5,644	$2,668
NGLs	-	-	-	2,431	2,069	970
Natural gas	-	-	-	3,872	2,745	1,865
Service revenues
Gathering and processing	-	-	-	5	10	6
Product and Service Revenues	$-	$-	$-	$14,263	$10,468	$5,509

(1)	Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at December 31, 2022, receivables and accrued revenues from contracts with customers were $1,257 million (2021 - $1,070 million).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at December 31, 2022.

As at December 31, 2022, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

For the years ended December 31	2022	2021	2020

Interest Expense on:
Debt	$297	$323	$350
Finance leases (See Note 13)	2	3	9
Other	12	14	12
	$311	$340	$371

For the year ended December 31, 2022, interest expense on debt includes $22 million related to premiums paid to repurchase certain of the Company’s senior notes in the open market and a $47 million (2021 - $19 million) make-whole interest payment resulting from the early redemption of certain senior notes (see Note 14).

Additionally, interest expense on debt for the year ended December 31, 2022 includes $30 million in non-cash fair value amortization related to the senior notes, previously acquired through a business combination, which were redeemed in 2022 (see Note 14).

5.	Foreign Exchange (Gain) Loss, Net

For the years ended December 31	2022	2021	2020

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$-	$1	$51
Translation of U.S. dollar risk management contracts issued from Canada	14	20	(13)
Translation of intercompany notes	-	-	(27)
	14	21	11
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	8	(8)	1
U.S. dollar risk management contracts issued from Canada	5	(33)	1
Intercompany notes	-	(3)	5
Other Monetary Revaluations	(12)	-	(1)
	$15	$(23)	$17

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

6.	Income Taxes

The provision for income taxes is as follows:

For the years ended December 31	2022	2021	2020

Current Tax
United States	$10	$-	$(12)
Canada	-	(156)	(2)
Total Current Tax Expense (Recovery)	10	(156)	(14)

Deferred Tax
United States	(275)	1	(187)
Canada	188	(22)	568
Total Deferred Tax Expense (Recovery)	(87)	(21)	381
Income Tax Expense (Recovery)	$(77)	$(177)	$367

During the year ended December 31, 2022, the current income tax expense was primarily due to state taxes. During the year ended December 31, 2021, the current income tax recovery was primarily due to the resolution of prior years’ tax items. The resolution, along with other items, resulted in a $222 million reduction of unrecognized tax benefits, offset by a $66 million reduction in valuation allowance. The Company also recognized related interest income of $12 million in other (gains) losses, net. During the year ended December 31, 2020, the current income tax recovery was primarily due to certain current year losses being carried back to prior years.

The following table reconciles income taxes calculated at the applicable statutory rate with the actual income taxes:

For the years ended December 31	2022	2021	2020

Net Earnings (Loss) Before Income Tax	$3,560	$1,239	$(5,730)
United States Federal Statutory Rate	21.0%	21.0%	21.0%
Expected Income Tax Expense (Recovery)	748	260	(1,203)
Effect on Taxes Resulting From:
State income tax	26	43	(147)
Income tax related to foreign operations	60	9	(2)
Effect of legislative changes	-	-	2
Non-taxable capital (gains) losses	-	-	3
Realized capital loss resulting from U.S. Domestication	-	-	(1,238)
Non-taxable items	246	-	-
Amounts in respect of prior periods	101	60	36
Change in valuation allowance	(1,299)	(558)	2,900
Other	41	9	16
	$(77)	$(177)	$367
Effective Tax Rate	(2.2%)	(14.3%)	(6.4%)

During the year ended December 31, 2022, a valuation allowance of $1,299 million was reversed of which $1,028 million was recognized as a result of positive earnings in the U.S. and Canada. Deferred income tax assets are routinely assessed for realizability, and consequently, after weighing both positive and negative evidence, the Company reversed an additional $271 million of the valuation allowance primarily due to positive forecasted earnings in the U.S.

During the year ended December 31, 2021, a valuation allowance reversal of $558 million was recognized as a result of positive earnings in the U.S. and Canada. During the year ended December 31, 2020, a valuation allowance of $2,900 million was recorded as a result of cumulative three-year losses in the U.S. and Canada which was determined to be significant negative evidence to overcome. Included in the valuation allowance were capital losses in the amount of $1.2 billion for Canadian tax purposes associated with the U.S. Domestication in the first quarter of 2020. If it is determined the capital losses can be utilized at a future date, a reduction in the valuation allowance will be recorded.

The effective tax rate of (2.2) percent for the year ended December 31, 2022 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to reductions in valuation allowances offset by certain non-taxable items.

For the year ended December 31, 2021, the effective tax rate of (14.3) percent was lower than the U.S. federal statutory tax rate of 21 percent primarily due to the resolution of prior years’ tax items and changes in valuation allowances. For the year ended December 31, 2020, the effective tax rate of (6.4) percent was lower than the U.S. federal statutory tax rate of 21 percent primarily due to valuation allowances recorded due to net losses arising from ceiling test impairments and an increase in the valuation allowance of $568 million in Canada related to prior years’ deferred tax assets. See Note 9 for further discussion related to the ceiling test impairments.

The 2017 Tax Cuts and Jobs Act no longer allows immediate expensing of research and experimentation expenditures for tax years beginning after December 31, 2021. Beginning in 2022, these expenditures have been capitalized and will be amortized over a five-year period.

The net deferred income tax asset (liability) consists of:

As at December 31	2022	2021

Deferred Income Tax Assets
Property, plant and equipment	$-	$36
Risk management	-	171
Compensation plans	72	67
Interest and other deferred deductions	-	19
Net operating and net capital losses carried forward	2,290	2,727
Foreign tax credits	-	119
Other	18	7
Less: valuation allowance	(1,326)	(2,733)

Deferred Income Tax Liabilities
Property, plant and equipment	(676)	(381)
Risk management	(10)	-
Deferred income	(248)	-
Other	(33)	(36)
Net Deferred Income Tax Asset (Liability)	$87	$(4)

As at December 31, 2022, Ovintiv has a valuation allowance against certain U.S. federal and state losses in the amount of $47 million (2021 - $1,044 million related to U.S. federal and state losses, U.S. foreign tax credits and U.S. charitable donations) and Canadian net capital losses in the amount of $1,279 million (2021 - $1,689 million related to net operating losses, net capital losses and other tax basis) as it is more likely than not that these benefits will not be realized based on expected future taxable earnings as determined in accordance with the Company’s accounting policies.

The net deferred income tax asset (liability) for the following jurisdictions is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2022	2021

Deferred Income Tax Assets
United States	$271	$-
Canada	-	-
	271	-

Deferred Income Tax Liabilities
United States	-	(4)
Canada	(184)	-
	(184)	(4)
Net Deferred Income Tax Asset (Liability)	$87	$(4)

Tax basis, loss carryforwards and business credits available are as follows:

As at December 31	2022	Expiration Date

United States
Tax basis	$5,228	Indefinite
Net operating losses (Federal)	4,034	2023 - 2038 (1)
Business credits	10	2023 - 2041
Canada
Tax basis	$938	Indefinite
Net capital losses	5,350	Indefinite
Net operating losses	381	2039 - 2041

(1)	Includes net operating losses of $1,211 million which have an indefinite expiration date.

During the year ended December 31, 2022, Ovintiv concluded that a portion of the previously unremitted earnings from its foreign subsidiaries is no longer considered to be permanently reinvested. As a result of this change in assertion, the Company recorded a nominal deferred income tax liability on the undistributed earnings that were previously considered permanently reinvested. The Company has a taxable temporary difference of approximately $339 million in respect of unremitted earnings that continue to be permanently reinvested for which a deferred income tax liability of $17 million has not been recognized and becomes subject to taxation upon the remittance of dividends. The deferred tax liability considers U.S. federal, state and foreign withholding tax implications.

The following table presents changes in the balance of Ovintiv’s unrecognized tax benefits excluding interest:

For the years ended December 31	2022	2021

Balance, Beginning of Year	$(10)	$(232)
Additions for tax positions taken in the current year	-	(2)
Additions for tax positions of prior years	-	(29)
Settlements	-	257
Foreign currency translation	1	(4)
Balance, End of Year	$(9)	$(10)

The unrecognized tax benefit is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2022	2021

Income Tax Receivable	$(1)	$(1)
Deferred Income Tax Liability (1)	(8)	(9)
Balance, End of Year	$(9)	$(10)
(1)	As at December 31, 2021, the unrealized tax benefit was offset against the valuation allowance recognized in Canada.

If recognized, all of Ovintiv’s unrecognized tax benefits as at December 31, 2022 would affect Ovintiv’s effective income tax rate. The nature of the unrecognized tax benefits is highly uncertain. As at December 31, 2022, Ovintiv does not anticipate that the amount of unrecognized tax benefits will significantly change during the next 12 months.

Ovintiv may recognize interest accrued in respect of unrecognized tax benefits in interest expense. During 2022, Ovintiv recognized an expense of nil (2021 - recovery of $6 million; 2020 - nil) in interest expense. As at December 31, 2022, Ovintiv had no liability recorded (2021 - nil) for interest accrued in respect of unrecognized tax benefits.

Included below is a summary of the tax years, by jurisdiction, that remain statutorily open for examination by the taxing authorities.

Jurisdiction	Taxation Year

United States - Federal	2018 - 2022
United States - State	2017 - 2022
Canada - Federal	2015 - 2022
Canada - Provincial	2015 - 2022

Ovintiv and its subsidiaries file income tax returns primarily in the United States and Canada. Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion.
7.	Accounts Receivable and Accrued Revenues

As at December 31	2022	2021

Trade Receivables and Accrued Revenues
Production accruals	$881	$832
Market optimization	376	238
Joint interest and trade receivables	200	102
Derivative settlements	7	9
Corporate and other	26	23
Total Trade Receivables and Accrued Revenues	1,490	1,204
Prepaids	38	28
Deposits and Other	70	67
	1,598	1,299
Expected Credit Loss Allowance	(4)	(5)
	$1,594	$1,294

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

Ovintiv’s estimated credit loss allowance is estimated using historical loss information, current industry conditions and payment practices, as well as reasonable and supportable forecasts of future economic conditions. Credit risk is assessed based on days outstanding and utilizes both internal credit assessments and publicly available credit information. As at December 31, 2022, the current period expected credit loss allowance was $4 million (2021 - $5 million). See Note 24 for more information on credit risk exposures.

8.	Acquisitions and Divestitures

For the years ended December 31	2022	2021	2020

Acquisitions
USA Operations	$277	$11	$19
Canadian Operations	9	-	-
Total Acquisitions	286	11	19

Divestitures
USA Operations	(230)	(772)	(78)
Canadian Operations	2	(253)	(11)
Total Divestitures	(228)	(1,025)	(89)
Net Acquisitions & (Divestitures)	$58	$(1,014)	$(70)

ACQUISITIONS

Acquisitions in the USA Operations in 2022 primarily included property purchases in Permian with oil and liquids-rich potential.

DIVESTITURES

USA Operations

In 2022, divestitures in the USA Operations primarily included the sales of portions of Uinta located in northeastern Utah and Bakken located in northeastern Montana for combined proceeds of approximately $215 million, after closing and other adjustments.

In 2021, divestitures in the USA Operations primarily included the sale of Eagle Ford located in south Texas for proceeds of approximately $764 million, after closing and other adjustments.

In 2020, divestitures in the USA Operations primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

Canadian Operations

In 2021, divestitures in the Canadian Operations primarily included the sale of Duvernay located in west central Alberta for proceeds of approximately $238 million, after closing and other adjustments.

As part of the Duvernay divestiture, the Company agreed to a contingent consideration arrangement, payable to Ovintiv, in the amount of C$5 million at the end of 2021 and an additional C$10 million at the end of 2022, if the annual average of the WTI reference price for each calendar year was greater than $56 per barrel and $62 per barrel, respectively. The terms of the contingent consideration for both the 2021 and 2022 calendar years were met.

In 2020, divestitures in the Canadian Operations primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

9.	Property, Plant and Equipment, Net

As at December 31	2022			2021
	Cost	Accumulated DD&A	Net	Cost	Accumulated DD&A	Net

USA Operations
Proved properties	$41,382	$(34,280)	$7,102	$39,145	$(33,418)	$5,727
Unproved properties	1,127	-	1,127	1,884	-	1,884
Other	30	-	30	12	-	12
	42,539	(34,280)	8,259	41,041	(33,418)	7,623

Canadian Operations
Proved properties	15,672	(14,687)	985	16,330	(15,450)	880
Unproved properties	45	-	45	60	-	60
Other	14	-	14	11	-	11
	15,731	(14,687)	1,044	16,401	(15,450)	951

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	831	(666)	165	873	(686)	187
	$59,108	$(49,640)	$9,468	$58,322	$(49,561)	$8,761

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $178 million, which have been capitalized during the year ended December 31, 2022 (2021 - $172 million).

For the year ended December 31, 2022, Ovintiv did not recognize ceiling test impairments in the USA Operations (2021 - nil; 2020 - $5,580 million) or in the Canadian Operations (2021 - nil; 2020 - nil). The non-cash ceiling test impairments recognized in the USA Operations in 2020 are included with accumulated DD&A in the table above and primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations reflect benchmark prices adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality. The benchmark prices are disclosed in Note 27.

10.	Other Assets

As at December 31	2022	2021

Operating Lease ROU Assets (See Note 13)	$870	$929
Long-Term Investments	21	27
Long-Term Receivables	58	64
Deferred Charges	44	42
Other	11	17
	$1,004	$1,079

11.	Goodwill

As at December 31	2022	2021

United States
Balance, beginning and end of year	$1,938	$1,938

Canada
Balance, beginning of year	690	687
Foreign currency translation adjustment	(44)	3
Balance, end of year	646	690
Total Goodwill	$2,584	$2,628

The Company had no additions or dispositions relating to goodwill during 2022 or 2021. The change in the Canada goodwill balance reflects movement due to foreign currency translation.

Goodwill was assessed for impairment as at December 31, 2022 and December 31, 2021. The fair values of the United States and Canada reporting units were determined to be greater than the respective carrying values of the reporting units. Accordingly, no goodwill impairments were recognized. The Company has not recognized any historical cumulative goodwill impairments.

12.	Accounts Payable and Accrued Liabilities

As at December 31	2022	2021

Trade Payables	$436	$328
Capital Accruals	196	161
Royalty and Production Accruals	718	643
Market Optimization Accruals	314	266
Outstanding Disbursements	74	32
Payroll & Other Accruals	211	221
Interest Payable	65	108
Derivative Settlements	17	90
Current Portion of Long-Term Incentive Costs (See Note 21)	139	78
Current Portion of Finance Lease Obligations (See Note 13)	6	6
Current Portion of Asset Retirement Obligation (See Note 16)	45	46
	$2,221	$1,979

Payables and accruals are non-interest bearing. Interest payable represents amounts accrued related to Ovintiv’s unsecured notes as disclosed in Note 14.

13.	Leases

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

As at December 31 (US$ millions, unless otherwise specified)	2022	2021

Consolidated Balance Sheet (1):
Operating Lease ROU Assets, in Other Assets	$870	$929
Finance Lease ROU Assets, in Other Property Plant and Equipment	22	27

Operating Lease Liabilities:
Current	76	62
Long-term	814	889

Finance Lease Liabilities:
Current, in accounts payable and accrued liabilities	6	6
Long-term, in other liabilities and provisions	27	33

Weighted Average Discount Rate
Operating leases	5.39%	5.44%
Finance leases	6.11%	6.11%
Weighted Average Remaining Lease Term
Operating leases	14.0 years	15.3 years
Finance leases	4.5 years	5.5 years
(1)

Total ROU assets and liabilities are recorded at the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

For the years ended December 31	2022	2021

Lease Costs (1):
Operating Lease Costs, Excluding Short-Term Leases	$140	$145

Finance Lease Costs:
Amortization of ROU assets	5	5
Interest on lease liabilities	2	3
Total Finance Lease Costs	7	8

Short-Term Lease Costs	189	206
Variable Lease Costs	14	12

Sublease Income:
Operating lease income	48	55
Variable lease income	20	18

Other Information (2):
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash outflows from operating leases	176	197
Investing cash outflows from operating leases	151	147
Operating cash outflows from finance leases	2	3
Financing cash outflows from finance leases	6	82

Supplemental Non-Cash Information:
New ROU operating lease assets and liabilities	75	23
(1)	Lease costs include amounts capitalized into property, plant and equipment in the Consolidated Balance Sheet and lease expense recognized in the Consolidated Statement of Earnings.
(2)

Rights to extend or terminate a lease are included in the lease term when there is reasonable certainty the right will be exercised. Lease contracts include rights to extend leases after the initial term, ranging from month-to-month to less than 10 years.

Operating lease expense is reflected in the Consolidated Statement of Earnings as follows:

For the years ended December 31	2022	2021

Operating Lease Expense
Transportation and processing	$3	$3
Operating	70	81
Administrative	101	120
Total Operating Lease Expense	$174	$204

The following table outlines the Company’s future lease payments and lease liabilities related to the Company’s operating and finance leases as at December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter	Total

Operating Leases (1)
Expected Future Lease Payments	$123	$104	$89	$79	$76	$820	$1,291
Less: Discounting							401
Present Value of Future Operating Lease Payments							$890
Sublease Income (undiscounted)	$(41)	$(43)	$(43)	$(43)	$(44)	$(414)	$(628)

Finance Leases
Expected Future Lease Payments	$8	$8	$9	$9	$4	$-	$38
Less: Discounting							5
Present Value of Future Finance Lease Payments							$33
Sublease Income (undiscounted) (2)	$(8)	$(7)	$(7)	$(7)	$(3)	$-	$(32)
(1)

Lease payments are presented based on the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

(2)	Classified as operating lease.

There are no material commitments for leases with terms greater than one year that have not yet commenced at December 31, 2022.

14.	Long-Term Debt

As at December 31	Note	2022	2021

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	A	$393	$-
U.S. Unsecured Notes:	B
5.625% due July 1, 2024		-	1,000
5.375% due January 1, 2026		459	688
8.125% due September 15, 2030		300	300
7.20% due November 1, 2031		350	350
7.375% due November 1, 2031		500	500
6.50% due August 15, 2034		599	750
6.625% due August 15, 2037		390	462
6.50% due February 1, 2038		430	488
5.15% due November 15, 2041		148	203
Total Principal	F	3,569	4,741

Increase in Value of Debt Acquired	C	27	77
Unamortized Debt Discounts and Issuance Costs	D	(26)	(32)
Total Long-Term Debt		$3,570	$4,786

Current Portion	E	$393	$-
Long-Term Portion		3,177	4,786
		$3,570	$4,786

A)	REVOLVING CREDIT AND TERM LOAN BORROWINGS

At December 31, 2022, Ovintiv had in place committed revolving U.S. dollar denominated bank credit facilities totaling $3.5 billion which included $2.2 billion on a revolving bank credit facility for Ovintiv Inc. and $1.3 billion on a revolving bank credit facility for a Canadian subsidiary. The facilities are extendible from time to time, but not more than once per year, for a period not longer than five years plus 90 days from the date of the extension request, at the option of the lenders and upon notice from Ovintiv. The facilities mature in July 2026, and are fully revolving up to maturity.

At December 31, 2022, the Company had $393 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 5.24 percent, which is supported by the Company’s credit facilities. The Ovintiv Inc. facility is unsecured and bears interest at either the lenders’ U.S. base rate or SOFR, plus applicable margins. The Canadian subsidiary facility bears interest at the lenders’ rates for Canadian prime, U.S. base rate, Bankers’ Acceptances or SOFR, plus applicable margins. As at December 31, 2022, there were no outstanding amounts under the revolving credit facilities.

Ovintiv is subject to a financial covenant in its credit facility agreements whereby financing debt to adjusted capitalization cannot exceed 60 percent. Financing debt primarily includes total long-term debt and finance lease obligations. Adjusted capitalization is calculated as the sum of total financing debt, shareholders’ equity and a $7.7 billion equity adjustment for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. As at December 31, 2022, the Company is in compliance with all financial covenants.

Standby fees paid in 2022 relating to revolving credit and term loan agreements were approximately $8 million (2021 - $10 million; 2020 - $8 million) and were included in interest expense in the Consolidated Statement of Earnings.

B)	UNSECURED NOTES

Shelf Prospectus

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the United States. The U.S. shelf registration statement expires in March 2023. The ability to issue securities under the U.S. shelf registration statement is dependent upon market conditions and securities law requirements.

U.S. Unsecured Notes

Unsecured notes include medium-term notes and senior notes that are issued from time to time under trust indentures and have equal priority with respect to the payment of both principal and interest.

During the year ended December 31, 2022, the Company repurchased approximately $565 million in principal amount of its senior notes in the open market, which included approximately $229 million in principal amount of its 5.375 percent senior notes due in January 2026, approximately $151 million in principal amount of its 6.5 percent senior notes due in August 2034, approximately $72 million in principal amount of its 6.625 percent senior notes due in August 2037, approximately $58 million in principal amount of its 6.5 percent senior notes due in February 2038 and approximately $55 million in principal amount of its 5.15 percent senior notes due in November 2041. To complete these open market repurchases, the Company paid premiums of $22 million, which are included in interest expense as discussed in Note 4.

On June 10, 2022, Ovintiv redeemed the Company’s $1,000 million, 5.625 percent senior notes due July 1, 2024, using cash on hand and proceeds from short-term borrowings. Ovintiv paid approximately $1,072 million in cash including accrued and unpaid interest of $25 million and a make-whole payment of $47 million, which is included in interest expense as discussed in Note 4.

On June 18, 2021, the Company redeemed its $600 million, 5.75 percent senior notes due January 30, 2022. Ovintiv paid approximately $632 million in cash including accrued and unpaid interest of $13 million and a make-whole payment of $19 million, which is included in interest expense as discussed in Note 4.

On August 16, 2021, the Company completed the redemption of its $518 million, 3.90 percent senior notes due November 15, 2021. The Company redeemed the notes at par and paid approximately $523 million in cash including accrued and unpaid interest of $5 million.

The Company used the net proceeds from its Eagle Ford and Duvernay divestitures, as discussed in Note 8, and cash on hand to complete the senior note redemptions in 2021.

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

Long-term debt premiums and discounts are capitalized within long-term debt and are being amortized using the effective interest method. During 2022, $6 million in issuance costs were capitalized related to the renewal of the Company’s credit facilities. During 2021, no debt premiums or discounts were capitalized. Issuance costs are amortized over the term of the related debt.

E)	CURRENT PORTION OF LONG-TERM DEBT

As at December 31, 2022, the current portion of long-term debt was $393 million (2021 - nil).

F)	PROJECTED DEBT PAYMENTS

	Principal	Interest
As at December 31	Amount	Amount

2023	$393	$232
2024	-	211
2025	-	212
2026	459	199
2027	-	187
Thereafter	2,717	1,253
Total	$3,569	$2,294

As at December 31, 2022, total long-term debt had a carrying value of $3,570 million and a fair value of $3,648 million (2021 - carrying value of $4,786 million and a fair value of $5,804 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

15.	Other Liabilities and Provisions

As at December 31	2022	2021

Finance Lease Obligations (See Note 13)	$27	$33
Pensions and Other Post-Employment Benefits (See Note 22)	73	104
Long-Term Incentive Costs (See Note 21)	14	36
Other Derivative Contracts (See Notes 23, 24)	5	5
Other	12	12
	$131	$190

16.	Asset Retirement Obligation

As at December 31	2022	2021

Asset Retirement Obligation, Beginning of Year	$385	$440
Liabilities Incurred and Acquired	4	8
Liabilities Settled and Divested	(128)	(91)
Change in Estimated Future Cash Outflows	58	5
Accretion Expense	18	22
Foreign Currency Translation	(11)	1
Asset Retirement Obligation, End of Year	$326	$385

Current Portion (See Note 12)	$45	$46
Long-Term Portion	281	339
	$326	$385

17.	Share Capital

AUTHORIZED

Subsequent to the Reorganization as described in Note 1 and as at December 31, 2022, Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

ISSUED AND OUTSTANDING

As at December 31	2022		2021		2020
	Number (millions)	Amount	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	258.0	$3	259.8	$3	259.8	$7,061
Shares of Common Stock Purchased	(14.7)	-	(3.1)	-	-	-
Shares of Common Stock Issued	2.4	-	1.3	-	-	-
Reclassification of Share Capital due to the Reorganization (See Note 1)	-	-	-	-	-	(7,058)
Shares of Common Stock Outstanding, End of Year	245.7	$3	258.0	$3	259.8	$3

In conjunction with the Reorganization, the amount recognized in share capital in excess of Ovintiv’s established par value of $0.01 per share was reclassified to paid in surplus. Accordingly, approximately $7,058 million was reclassified.

NORMAL COURSE ISSUER BID

On September 28, 2022, Ovintiv announced it had received regulatory approval for the renewal of its NCIB program, that enables the Company to purchase, for cancellation or return to treasury, up to approximately 24.8 million shares of common stock over a 12-month period from October 3, 2022 to October 2, 2023.

During the year ended December 31, 2022, the Company purchased approximately 3.5 million shares under its current NCIB program and 11.2 million shares under its previous NCIB program, which extended from October 1, 2021 to September 30, 2022. Total consideration of approximately $719 million was paid to complete the share repurchases, of which $147 thousand was charged to share capital and $719 million was charged to paid in surplus.

During the year ended December 31, 2021, the Company purchased approximately 3.1 million shares under its previous NCIB program for total consideration of approximately $111 million. Of the amount paid, $28 thousand was charged to share capital and $111 million was charged to paid in surplus.

All purchases were made in accordance with the respective NCIB programs at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

DIVIDENDS

During the year ended December 31, 2022, the Company declared and paid dividends of $0.95 per share of common stock, totaling $239 million (2021 - $0.4675 per share of common stock, totaling $122 million; 2020 - $0.375 per share of common stock, totaling $97 million).

Ovintiv’s quarterly dividend payment in 2022 was $0.20 per share of common stock in the first quarter and $0.25 per share of common stock for each of the second, third and fourth quarters. Ovintiv’s quarterly dividend payment in 2021 was $0.09375 per share of common stock for each of the first two quarters and $0.14 per share of common stock for the third and fourth quarters. The quarterly dividend payment in 2020 was $0.09375 per share of common stock.

On February 27, 2023, the Board of Directors declared a dividend of $0.25 per share of common stock payable on March 31, 2023 to common shareholders of record as of March 15, 2023.

EARNINGS PER SHARE OF COMMON STOCK

The following table presents the calculation of net earnings (loss) per share of common stock:

For the years ended December 31 (US$ millions, except per share amounts)	2022	2021	2020

Net Earnings (Loss)	$3,637	$1,416	$(6,097)

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	253.6	260.4	259.8
Effect of dilutive securities (1)	4.8	6.0	-
Weighted Average Shares of Common Stock Outstanding - Diluted	258.4	266.4	259.8

Net Earnings (Loss) per Share of Common Stock
Basic	$14.34	$5.44	$(23.47)
Diluted (1)	14.08	5.32	(23.47)

(1)

As at December 31, 2020, all of Ovintiv’s equity-settled awards were determined to be antidilutive and therefore are excluded from the calculation of fully diluted net earnings (loss) per share of common stock. See Note 21 for further information.

STOCK-BASED COMPENSATION PLANS

Ovintiv’s Performance Share Unit (“PSU”) and Restricted Share Unit (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 2.4 million shares of common stock during the year ended December 31, 2022 (2021 - 1.3 million shares of common stock) as certain PSU and RSU grants vested during the year. Certain PSUs and RSUs are classified as equity-settled if the Company has sufficient common stock held in reserve for issuance. These awards are included in the calculation of fully diluted net earnings (loss) per share of common stock if dilutive.

Ovintiv’s stock options with associated Tandem Stock Appreciation Rights (“TSARs”) give the employee the right to purchase shares of common stock of the Company or receive cash. Historically, most holders of options have elected to exercise their TSARs in exchange for a cash payment. As a result, outstanding options are not considered potentially dilutive securities.

Following shareholder approval in the second quarter of 2022, the Company added 6.0 million shares of common stock to its reserve for issuance under its stock-based compensation plans. Subsequent to the shareholder approval, an aggregate of 13.4 million shares of common stock were authorized and held in reserve for issuance. As at December 31, 2022, 8.5 million shares of common stock remain available for issuance under the Company’s stock-based compensation plans. Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders.

See Note 21 for further information on Ovintiv’s outstanding and exercisable TSARs, PSUs and RSUs.

18.	Accumulated Other Comprehensive Income

For the years ended December 31	2022	2021	2020

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$1,044	$1,042	$1,004
Change in Foreign Currency Translation Adjustment	(107)	2	38
Balance, End of Year	$937	$1,044	$1,042

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$48	$34	$42

Other Comprehensive Income Before Reclassifications:
Net actuarial gains and (losses) (See Note 22)	13	14	(10)
Income taxes	(3)	(4)	2
Net prior service costs from plan amendment (See Note 22)	-	11	-
Income taxes	-	(2)	-

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 22)	(6)	(8)	(9)
Income taxes	2	2	2
Reclassification of net prior service costs to net earnings (See Note 22)	-	1	2
Income taxes	-	-	-
Curtailment in net defined periodic benefit cost (See Note 22)	-	-	5
Income taxes	-	-	(1)
Settlement in net defined periodic benefit cost (See Note 22)	-	-	2
Income taxes	-	-	(1)

Balance, End of Year	$54	$48	$34
Total Accumulated Other Comprehensive Income	$991	$1,092	$1,076

19.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at December 31, 2022, VMLP provides approximately 1,160 MMcf/d of natural gas gathering and compression and 923 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from nine to 23 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,436 million as at December 31, 2022. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 26 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at December 31, 2022, accounts payable and accrued liabilities included $0.4 million related to the take or pay commitment.
20.	Restructuring Charges

In June 2020, Ovintiv undertook a plan to reduce its workforce by approximately 25 percent as part of a company-wide reorganization in response to the low commodity price environment resulting from the global pandemic and the Company’s planned reductions in capital spending. During 2021, the Company incurred total restructuring charges of $14 million (2020 - $90 million), before tax, primarily related to severance costs. The Company completed its reorganization work in 2022.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Consolidated Statement of Earnings.

For the years ended December 31	2022	2021	2020

Severance and Benefits	$-	$14	$88
Outplacement, Moving and Other Expenses	-	-	2
Restructuring Expenses	$-	$14	$90

As at December 31	2022	2021	2020

Outstanding Restructuring Accrual, Beginning of Year	$3	$14	$8
Restructuring Expenses Incurred	-	14	90
Restructuring Costs Paid	(3)	(25)	(84)
Outstanding Restructuring Accrual, End of Year (1)	$-	$3	$14
(1)	Included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

21.	Compensation Plans

Ovintiv has a number of compensation arrangements under which the Company awards various types of long-term incentive grants to eligible employees and Directors. They may include Stock Appreciation Rights (“SARs”), TSARs, PSUs, Deferred Share Units (“DSUs”) and RSUs.

Ovintiv accounts for certain PSUs and RSUs as equity-settled stock-based payment transactions provided there is sufficient common stock held in reserve for issuance. SARs, TSARs and DSUs are accounted for as cash-settled stock-based payment transactions. The Company accrues compensation costs over the vesting period based on the fair value of the rights determined using the Black-Scholes-Merton or other appropriate fair value models.

During the second quarter of 2022, Ovintiv’s shareholders approved an increase to the number of shares of common stock held in reserve for issuance under the Company’s stock-based compensation plans. Accordingly, certain PSU awards and RSU awards were modified and reclassified as equity-settled share-based payment transactions at the modification date. The modification impacted all employees and there was no incremental compensation cost recognized at the modification date.

The Company has recognized the following share-based compensation costs:

For the years ended December 31	2022	2021	2020

Total Compensation Costs of Transactions Classified as Cash-Settled	$152	$118	$42
Total Compensation Costs of Transactions Classified as Equity-Settled	82	47	3
Less: Total Share-Based Compensation Costs Capitalized	(32)	(27)	(12)
Total Share-Based Compensation Expense (Recovery)	$202	$138	$33

Recognized in the Consolidated Statement of Earnings in:
Operating	$38	$31	$10
Administrative	164	107	23
	$202	$138	$33

As at December 31, 2022, the liability for cash-settled share-based payment transactions totaled $153 million (2021 - $114 million), of which $139 million (2021 - $78 million) is recognized in accounts payable and accrued liabilities and $14 million (2021 - $36 million) is recognized in other liabilities and provisions in the Consolidated Balance Sheet.

The following sections outline certain information related to Ovintiv’s compensation plans as at December 31, 2022.

A)	STOCK APPRECIATION RIGHTS

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

The following table summarizes information related to the U.S. dollar denominated SARs:

As at December 31	2022			2021
	Outstanding SARs (thousands of units)	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)	Outstanding SARs (thousands of units)	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	1,150	38.89	2.2	660	38.03
Granted	-	-		682	35.11
Exercised (1)	(401)	22.14		(177)	20.50
Forfeited	-	-		(15)	45.35
Expired	(219)	56.75		-	-
Outstanding, End of Year (2)	530	44.17	2.4	1,150	38.89	2.2
Vested and Exercisable, End of Year (3)	530	44.17	2.4	1,021	39.54	1.9
Expected to Vest (4)	-	-	-	129	33.77	4.3

(1)	The intrinsic value of option awards exercised and cash-settled during 2022 was $11 million (2021 - $2 million; 2020 - nil).
(2)	The intrinsic value of option awards outstanding at December 31, 2022, was $14 million (2021 - $15 million).
(3)	The intrinsic value of option awards vested and exercisable at December 31, 2022, was $14 million (2021 - $14 million).
(4)	The intrinsic value of option awards expected to vest at December 31, 2021, was $1 million.

The following weighted average assumptions were used to determine the fair value of SARs outstanding:

	US$ Share Units
As at December 31	2022	2021	2020

Risk Free Interest Rate	4.02%	0.94%	0.20%
Dividend Yield	1.97%	1.66%	2.61%
Expected Volatility Rate (1)	107.80%	106.20%	104.53%
Expected Term	1.6 yrs	1.4 yrs	2.3 yrs
Market Share Price	US$50.71	US$33.70	US$14.36
Weighted Average Grant Date Fair Value	US$44.17	US$38.89	US$38.03
(1)	Volatility was estimated using historical rates.

As at December 31, 2022, there were no unrecognized compensation costs (2021 - $0.2 million) related to unvested SARs.

B)	TANDEM STOCK APPRECIATION RIGHTS

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

The following table summarizes information related to the TSARs:

As at December 31	2022			2021
	Outstanding TSARs (thousands of units)	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)	Outstanding TSARs (thousands of units)	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	733	54.17	2.2	1,586	48.28
Granted	-	-		-	-
Exercised - SARs (1)	(269)	36.16		(136)	28.01
Exercised - Options (1)	-	-		-	-
Forfeited	-	-		(717)	46.11
Expired	(174)	71.70		-	-
Outstanding, End of Year (2)	290	60.31	2.2	733	54.17	2.2
Vested and Exercisable, End of Year (3)	290	60.31	2.2	642	55.38	1.9
Expected to Vest (4)	-	-	-	91	45.64	4.3

(1)	The intrinsic value of option awards exercised and cash-settled during 2022 was $6 million (2021 - $2 million; 2020 - nil).
(2)	The intrinsic value of option awards outstanding at December 31, 2022, was $7 million (2021 - $10 million).
(3)	The intrinsic value of option awards vested and exercisable at December 31, 2022, was $7 million (2021 - $9 million).
(4)	The intrinsic value of option awards expected to vest at December 31, 2021, was $1 million.

The following weighted average assumptions were used to determine the fair value of TSARs outstanding:

	C$ Share Units
As at December 31	2022	2021	2020

Risk Free Interest Rate	4.02%	0.94%	0.20%
Dividend Yield	1.90%	1.65%	2.75%
Expected Volatility Rate (1)	106.16%	104.80%	103.64%
Expected Term	1.5 yrs	1.4 yrs	1.8 yrs
Market Share Price	C$68.56	C$42.56	C$18.29
Weighted Average Grant Date Fair Value	C$60.31	C$54.17	C$48.28
(1)	Volatility was estimated using historical rates.

As at December 31, 2022, there were no unrecognized compensation costs (2021 - $0.1 million) related to unvested TSARs.

C)	PERFORMANCE SHARE UNITS

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

The following tables summarize information related to the PSUs:

As at December 31	2022 (1)		2021
U.S. Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	2,427	20.04	1,886	21.80
Granted	312	45.61	833	25.80
Vested and Released (2)	(515)	35.05	(177)	54.65
Units, in Lieu of Dividends	44	20.15	37	20.04
Forfeited	(7)	16.47	(152)	32.96
Unvested and Outstanding, End of Year	2,261	20.17	2,427	20.04

As at December 31	2022 (1)		2021
Canadian Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	1,223	26.75	1,308	34.43
Granted	146	57.95	293	29.34
Vested and Released (2)	(321)	47.01	(137)	68.80
Units, in Lieu of Dividends	21	24.94	20	26.66
Forfeited	(21)	32.11	(261)	46.13
Unvested and Outstanding, End of Year	1,048	24.74	1,223	26.75

(1)

During the second quarter of 2022, shareholders approved an increase to the number of shares of common stock held in reserve for issuance under the Company’s stock-based compensation plans. Accordingly, the 2022 annual awards were modified and reclassified as equity-settled awards. The modification date fair value of the awards was US$56.72 per share and C$72.17 per share for the U.S. dollar denominated and Canadian dollar denominated PSUs, respectively.

(2)	During the year ended December 31, 2022, performance shares that vested and were cash-settled resulted in payments of $22 million (2021 - $3 million; 2020 - $6 million).

As at December 31, 2022, there were approximately $43 million of unrecognized compensation costs (2021 - $42 million) related to unvested PSUs. The costs are expected to be recognized over a weighted average period of 0.6 years.

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

The following table summarizes information related to the DSUs:

(thousands of units)	U.S. Dollar Denominated Outstanding DSUs		Canadian Dollar Denominated Outstanding DSUs
As at December 31	2022	2021	2022	2021

Vested and Outstanding, Beginning of Year	5	-	206	211
Granted	5	5	3	8
Converted from bonus awards	-	-	-	-
Units, in Lieu of Dividends	-	-	4	4
Redeemed	-	-	(25)	(17)
Vested and Outstanding, End of Year	10	5	188	206

E)	RESTRICTED SHARE UNITS

RSUs are granted to eligible employees and Directors. An RSU is a conditional grant to receive a share of Ovintiv common stock or a cash equivalent at the Company’s discretion upon vesting of the RSUs and in accordance with the terms and conditions of the RSU Plans and grant agreements.

RSUs issued to employees vest over their three-year service period. RSUs issued to Directors fully vest on the grant date and have no required term of service. RSUs issued to Directors before May 2022 are settled three years from the date granted or following the Director’s departure from Ovintiv, whichever is earlier. Beginning with the RSUs issued in May 2022, all RSU awards issued to Directors are equity-settled immediately upon issuance.

The following tables summarize information related to the RSUs:

As at December 31	2022 (1)		2021 (2)
U.S. Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	5,401	20.92	5,486	21.26
Granted	982	46.14	1,952	23.57
Units, in Lieu of Dividends	67	25.27	83	20.93
Vested and Released (3)	(2,932)	23.99	(1,720)	24.74
Forfeited	(149)	26.02	(400)	21.99
Unvested and Outstanding, End of Year	3,369	25.48	5,401	20.92

As at December 31	2022 (1)		2021 (2)
Canadian Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	2,621	28.23	2,912	31.76
Granted	444	58.97	953	29.30
Units, in Lieu of Dividends	30	32.55	41	28.11
Vested and Released (3)	(1,484)	32.68	(1,035)	37.63
Forfeited	(71)	33.75	(250)	34.43
Unvested and Outstanding, End of Year	1,540	32.65	2,621	28.23

(1)

During the second quarter of 2022, Ovintiv’s shareholders approved an increase to the number of shares of common stock held in reserve for issuance under the Company’s stock-based compensation plans. Accordingly, the 2022 annual awards were modified and reclassified as equity-settled awards. The modification date fair value of the awards was US$56.72 per share and C$72.17 per share for the U.S. dollar denominated and Canadian dollar denominated RSUs, respectively.

(2)

During the third quarter of 2021, the 2021 annual awards were modified and reclassified as equity-settled awards. The modification date fair value of the awards was US$25.66 per share and C$32.07 per share for the U.S. dollar denominated and Canadian dollar denominated RSUs, respectively.

(3)	During the year ended December 31, 2022, restricted shares that vested and were cash-settled resulted in payments of $51 million (2021 - $23 million; 2020 - $10 million).

As at December 31, 2022, there were approximately $44 million of unrecognized compensation costs (2021 - $43 million) related to unvested RSUs. The costs are expected to be recognized over a weighted average period of 0.6 years.

22.	Pension and Other Post-Employment Benefits

Ovintiv sponsors defined benefit and defined contribution plans, providing pension and other post-employment benefits (“OPEB”) to its employees in the U.S. and Canada. As of January 1, 2003, the defined benefit pension plan was closed to new entrants. The average remaining service period of active employees participating in the defined benefit pension plan is five years and the average remaining life expectancy of inactive employees is 14 years. The average remaining service period of the active employees participating in the OPEB plan is eight years.

The Company is required to file an actuarial valuation of its pension plans with the provincial regulator at least every three years, or more frequently if directed by the regulator. The most recent filing was dated December 31, 2021 and the next required filing is expected to be as at December 31, 2024.

The following tables set forth changes in the benefit obligations and fair value of plan assets for the Company’s defined benefit pension and other post-employment benefit plans for the years ended December 31, 2022 and 2021, as well as the funded status of the plans and amounts recognized in the Consolidated Financial Statements as at December 31, 2022 and 2021.

	Defined Benefits		OPEB
As at December 31	2022	2021	2022	2021

Change in Benefit Obligations
Projected Benefit Obligation, Beginning of Year	$191	$211	$67	$89
Service Cost	-	-	2	3
Interest Cost	5	5	2	2
Actuarial (Gains) Losses	(33)	(9)	(13)	(8)
Exchange Differences	(10)	1	(1)	-
Employee Contributions	-	-	2	2
Benefits Paid	(13)	(17)	(9)	(10)
Plan Amendment	-	-	-	(11)
Projected Benefit Obligation, End of Year	$140	$191	$50	$67

Change in Plan Assets
Fair Value of Plan Assets, Beginning of Year	$176	$193	$-	$-
Actual Return on Plan Assets	(27)	3	-	-
Exchange Differences	(10)	1	-	-
Employee Contributions	-	-	2	2
Employer Contributions	-	-	7	8
Benefits Paid	(13)	(17)	(9)	(10)
Transfers to Defined Contribution Plan	(2)	(4)	-	-
Fair Value of Plan Assets, End of Year	$124	$176	$-	$-

Funded Status of Plan Assets, End of Year	$(16)	$(15)	$(50)	$(67)

Total Recognized Amounts in the Consolidated Balance Sheet Consist of:
Other Assets	$2	$10	$-	$-
Current Liabilities	-	-	(7)	(8)
Non-Current Liabilities	(18)	(25)	(43)	(59)
Total	$(16)	$(15)	$(50)	$(67)

Total Recognized Amounts in Accumulated Other Comprehensive Income Consist of:
Net Actuarial (Gains) Losses	$18	$19	$(88)	$(82)
Net Prior Service Costs	(7)	(7)	7	7
Total Recognized in Accumulated Other Comprehensive Income, Before Tax	$11	$12	$(81)	$(75)

The accumulated defined benefit obligation for all defined benefit plans was $190 million as at December 31, 2022 (2021 - $258 million).

The following table sets forth the defined benefit plans where the accumulated benefit obligation and projected benefit obligation are in excess of the fair value of the plan assets:

	Defined Benefits		OPEB
As at December 31	2022	2021	2022	2021

Projected Benefit Obligation	$(47)	$(63)	$(50)	$(67)
Accumulated Benefit Obligation	(47)	(63)	(50)	(67)
Fair Value of Plan Assets (1)	29	38	-	-
(1)	The Company does not aggregate benefit plans.

Following are the weighted average assumptions used by the Company in determining the defined benefit pension and other post-employment benefit obligations:

	Defined Benefits		OPEB
As at December 31	2022	2021	2022	2021

Discount Rate	5.10%	2.80%	5.25%	2.54%
Rates of Increase in Compensation Levels	3.24%	3.13%	4.83%	6.18%

The following sets forth the total benefit plans expense recognized by the Company:

	Pension Benefits			OPEB
For the years ended December 31	2022	2021	2020	2022	2021	2020

Net Defined Periodic Benefit Cost	$-	$-	$3	$(3)	$(3)	$2
Defined Contribution Plan Expense	24	24	28	-	-	-
Total Benefit Plans Expense	$24	$24	$31	$(3)	$(3)	$2

Of the total benefit plans expense, $22 million (2021 - $22 million; 2020 - $27 million) was included in operating expense and $4 million (2021 - $5 million; 2020 - $6 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $5 million (2021 - gains of $6 million; 2020 - nil) were recorded in other (gains) losses, net.

The net defined periodic benefit cost is as follows:

	Defined Benefits			OPEB
For the years ended December 31	2022	2021	2020	2022	2021	2020

Service Cost	$-	$-	$1	$2	$3	$4
Interest Cost	5	5	6	2	2	2
Expected Return on Plan Assets	(6)	(6)	(7)	-	-	-
Amounts Reclassified from Accumulated
Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	1	1	1	(7)	(9)	(10)
Amortization of net prior service costs	-	-	-	-	1	2
Curtailment of net prior service costs	-	-	-	-	-	5
Settlement from net prior service costs	-	-	2	-	-	-
Curtailment	-	-	-	-	-	(1)
Total Net Defined Periodic Benefit Cost (1)	$-	$-	$3	$(3)	$(3)	$2

(1)	The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

Actuarial gains related to changes in the projected benefit obligations were due to an increase in the discount rate used to measure the obligations.

The amounts recognized in other comprehensive income are as follows:

	Defined Benefits			OPEB
For the years ended December 31	2022	2021	2020	2022	2021	2020

Net Actuarial (Gains) Losses	$-	$(6)	$6	$(13)	$(8)	$4
Net Prior Service Costs from Plan Amendment	-	-	-	-	(11)	-
Amortization of Net Actuarial Gains and (Losses)	(1)	(1)	(1)	7	9	10
Amortization of Net Prior Service Costs	-	-	-	-	(1)	(2)
Curtailment of Net Prior Service Costs	-	-	-	-	-	(5)
Settlement from Net Prior Service Costs	-	-	(2)	-	-	-
Total Amounts Recognized in Other Comprehensive (Income) Loss, Before Tax	$(1)	$(7)	$3	$(6)	$(11)	$7
Total Amounts Recognized in Other Comprehensive (Income) Loss, After Tax	$(1)	$(5)	$3	$(5)	$(9)	$5

Following are the weighted average assumptions used by the Company in determining the net periodic pension and other post-retirement benefit costs:

	Defined Benefits			OPEB
For the years ended December 31	2022	2021	2020	2022	2021	2020

Discount Rate	5.10%	2.25%	3.00%	2.46%	2.08%	2.90%
Long-Term Rate of Return on Plan Assets	3.85%	3.00%	3.75%	-	-	-
Rates of Increase in Compensation Levels	3.24%	3.13%	3.12%	4.83%	6.33%	5.92%

The Company’s assumed health care cost trend rates are as follows:

For the years ended December 31	2022	2021	2020

Health Care Cost Trend Rate for Next Year	6.16%	6.15%	6.42%
Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2027	2026	2026

The Company does not expect to contribute to its defined benefit pension plans in 2023. The Company’s OPEB plans are funded on an as required basis.

The following provides an estimate of benefit payments for the next 10 years. These estimates reflect benefit increases due to continuing employee service.

	Defined Benefit Pension Payments	Other Benefit Payments

2023	$13	$7
2024	13	6
2025	13	6
2026	13	5
2027	12	5
2028 - 2032	56	18

The Company’s registered and other defined benefit pension plan assets are presented by investment asset category and input level within the fair value hierarchy as follows:

As at December 31	2022
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$17	$-	$-	$17
Fixed Income	-	66	-	66
Equity	-	41	-	41
Fair Value of Plan Assets, End of Year	$17	$107	$-	$124

As at December 31	2021
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$19	$1	$-	$20
Fixed Income	-	94	-	94
Equity	-	62	-	62
Fair Value of Plan Assets, End of Year	$19	$157	$-	$176

Fixed Income investments consist of Canadian bonds issued by investment grade companies. Equity investments consist of international securities and securities held in the U.S. The fair values of these securities are based on dealer quotes, quoted market prices and net asset values.

Registered pension plan assets were invested by the Company in the following as at December 31, 2022: 67 percent Bonds (2021 - 67 percent), and 33 percent U.S. and Foreign Equity (2021 - 33 percent). The expected long-term rate of return is 4.70 percent. The expected rate of return on pension plan assets is based on historical and projected rates of return for each asset class in the plan investment portfolio. The actual return on plan assets was a loss of $27 million (2021 - gain of $3 million). The asset allocation structure is subject to diversification requirements and constraints, which reduce risk by limiting exposure to individual equity investment, credit rating categories and foreign currency exposure.

23.	Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of those instruments. The fair values of restricted cash and marketable securities included in other assets approximate their carrying amounts due to the nature of the instruments held. Fair value information related to pension plan assets is included in Note 22.

Recurring fair value measurements are performed for risk management assets and liabilities and other derivative contracts, as discussed further in Note 24. These items are carried at fair value in the Consolidated Balance Sheet and are classified within the three levels of the fair value hierarchy in the following tables.

Fair value changes and settlements for amounts related to risk management assets and liabilities are recognized in revenues and foreign exchange gains and losses according to their purpose.

As at December 31, 2022	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$93	$12	$105	$(53)	$52
Long-term assets	-	34	-	34	-	34
Foreign Currency Derivatives:
Current assets	-	1	-	1	-	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$128	$-	$128	$(53)	$75
Foreign Currency Derivatives:
Current liabilities	-	11	-	11	-	11

Other Derivative Contracts (2)
Long-term in other liabilities and provisions	$-	$5	$-	$5	$-	$5

As at December 31, 2021	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$10	$-	$10	$(10)	$-
Long-term assets	-	1	-	1	(1)	-
Foreign Currency Derivatives:
Current assets	-	5	-	5	(4)	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$536	$181	$717	$(10)	$707
Long-term liabilities	-	26	-	26	(1)	25
Foreign Currency Derivatives:
Current liabilities	-	-	-	-	(4)	(4)

Other Derivative Contracts (3)
Current in accounts receivable and accrued revenues	$-	$-	$9	$9	$-	$9
Current in accounts payable and accrued liabilities	-	1	-	1	-	1
Long-term in other liabilities and provisions	-	5	-	5	-	5

(1)	Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)	Includes credit derivatives associated with certain prior years’ divestitures.
(3)	Includes credit derivatives and contingent consideration associated with certain prior years’ divestitures.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of NYMEX three-way options, foreign currency swaps and basis swaps with terms to 2025. Level 2 also includes financial guarantee contracts as discussed in Note 24. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

Level 3 Fair Value Measurements

As at December 31, 2022, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options with terms to 2023. The WTI three-way options are a combination of a sold call, a bought put and a sold put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with partial downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Risk Management
	2022	2021

Balance, Beginning of Year	$(172)	$(74)
Total Gains (Losses)	(449)	(708)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances (1)	-	6
Settlements	633	604
Transfers Out of Level 3	-	-
Balance, End of Year	$12	$(172)

Change in Unrealized Gains (Losses) During the Year Included in Net Earnings (Loss)	$184	$(104)
(1)

Purchases, sales and issuances for the year ended December 31, 2021, reflects the fair value of the contingent consideration arrangement at the closing date of the Duvernay divestiture discussed in Note 8.

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at December 31, 2022:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	14% - 52%	44%
(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $2 million (2021 - $15 million) increase or decrease to net risk management assets and liabilities.

24.	Financial Instruments and Risk Management
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

Oil and NGLs - To partially mitigate oil and NGL commodity price risk, the Company uses WTI- and NGL-based contracts such as options. Ovintiv has also entered into basis swaps to manage against widening price differentials between various production areas, products and price points.

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as options. Ovintiv has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2022, the Company has entered into $400 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3160 to US$1, which mature monthly throughout 2023.

RISK MANAGEMENT POSITIONS AS AT DECEMBER 31, 2022

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

WTI Three-Way Options
Sold call / bought put / sold put	38.0 Mbbls/d	2023	113.35 / 65.33 / 50.00	$12

Basis Contracts (1)		2023		-
Oil and NGLs Fair Value Position				12

Natural Gas Contracts			US$/Mcf

NYMEX Three-Way Options
Sold call / bought put / sold put	397 MMcf/d	2023	8.27 / 3.68 / 2.63	16

Basis Contracts (2)		2023		(52)
		2024		26
		2025		8

Other Financial Positions				1
Natural Gas Fair Value Position				(1)

Other Derivative Contracts
Fair Value Position (3)				(5)

Foreign Currency Contracts
Fair Value Position (4)		2023		(10)
Total Fair Value Position				$(4)

(1)	Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)	Ovintiv has entered into natural gas basis swaps associated with AECO, Malin, Waha and NYMEX.
(3)	Includes credit derivatives associated with certain prior years’ divestitures.
(4)	Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

EARNINGS IMPACT OF REALIZED AND UNREALIZED GAINS (LOSSES) ON RISK MANAGEMENT POSITIONS

For the years ended December 31	2022	2021	2020

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(2,608)	$(1,395)	$711
Foreign Currency Derivatives:
Foreign exchange	(5)	33	(1)
	$(2,613)	$(1,362)	$710

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$741	$(488)	$(204)
Foreign Currency Derivatives:
Foreign exchange	(15)	(21)	13
	$726	$(509)	$(191)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(1,867)	$(1,883)	$507
Foreign Currency Derivatives:
Foreign exchange	(20)	12	12
	$(1,887)	$(1,871)	$519

(1)	Includes a realized gain of $6 million for the year ended December 31, 2022 (2021 - gain of $1 million; 2020 - gain of $2 million) related to other derivative contracts.
(2)	Includes an unrealized loss of $2 million for the year ended December 31, 2022 (2021 - gain of $4 million; 2020 - loss of $1 million) related to other derivative contracts.

RECONCILIATION OF UNREALIZED RISK MANAGEMENT POSITIONS FROM JANUARY 1 TO DECEMBER 31

	2022		2021	2020
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(724)
Change in Fair Value of Contracts in Place at Beginning of Year and Contracts Entered into During the Year	(1,887)	$(1,887)	$(1,871)	$519
Settlement of Other Derivative Contracts	(6)
Fair Value of Contracts Realized During the Year	2,613	2,613	1,362	(710)
Fair Value of Contracts, End of Year	$(4)	$726	$(509)	$(191)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 23 for a discussion of fair value measurements.

UNREALIZED RISK MANAGEMENT POSITIONS

As at December 31	2022	2021

Risk Management Assets
Current	$53	$1
Long-term	34	-
	87	1

Risk Management Liabilities
Current	86	703
Long-term	-	25
	86	728

Other Derivative Contract Assets
Current in accounts receivable and accrued revenues	-	9
	-	9

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	-	1
Long-term in other liabilities and provisions	5	5
	5	6
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(4)	$(724)

C)	CREDIT RISK

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance, and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at December 31, 2022, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $140 million and $87 million, respectively, as disclosed in Note 23. The Company had no significant credit derivatives in place and held no collateral at December 31, 2022.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at December 31, 2022, approximately 88 percent (2021 - 90 percent) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements expire in June 2024 with a fair value recognized of $5 million as at December 31, 2022 (2021 - $6 million). The maximum potential amount of undiscounted future payments is $34 million as at December 31, 2022, and is considered unlikely.

25.	Supplementary Information

Supplemental disclosures to the Consolidated Statement of Cash Flows are presented below:

A)	NET CHANGE IN NON-CASH WORKING CAPITAL

For the years ended December 31	2022	2021	2020

Operating Activities
Accounts receivable and accrued revenues	$(304)	$(333)	$146
Accounts payable and accrued liabilities	50	275	(26)
Current portion of operating lease liabilities	14	(7)	(11)
Income tax receivable and payable	53	24	30
	$(187)	$(41)	$139

B)	NON-CASH ACTIVITIES

For the years ended December 31	2022	2021	2020

Non-Cash Operating Activities
ROU operating lease assets and liabilities (See Note 13)	$(75)	$(23)	$(10)
Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 16)	$4	$8	$7
Asset retirement obligation change in estimated future cash outflows (See Note 16)	58	5	(49)
Property, plant and equipment accruals	35	(9)	(175)
Capitalized long-term incentives	4	8	(16)
Property additions/dispositions, including swaps	126	34	229
Contingent consideration (See Note 8)	-	6	-

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

C)	SUPPLEMENTARY CASH FLOW INFORMATION

For the years ended December 31	2022	2021	2020

Interest Paid	$376	$370	$385
Income Taxes (Recovered), net of Amounts Paid	$(38)	$(176)	$(52)

26.	Commitments and Contingencies

COMMITMENTS

The following table outlines the Company’s commitments as at December 31, 2022:

	Expected Future Payments
(undiscounted)	2023	2024	2025	2026	2027	Thereafter	Total

Transportation and Processing	$790	$687	$570	$490	$463	$2,156	$5,156
Drilling and Field Services	299	21	-	-	-	-	320
Building Leases	9	9	8	2	-	-	28
Total	$1,098	$717	$578	$492	$463	$2,156	$5,504

Operating leases with terms greater than one year are not included in the commitments table above. The table above includes short-term leases with contract terms less than 12 months, such as drilling rigs and field office leases, as well as non-lease operating cost components associated with building leases. See Note 13 for additional disclosures on leases.

Included within transportation and processing in the table above are certain commitments associated with midstream service agreements with VMLP as described in Note 19. Divestiture transactions can reduce certain commitments disclosed above.

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

27.	Supplementary Oil and Gas Information (unaudited)

The unaudited supplementary information on oil and natural gas exploration and production activities for 2022, 2021 and 2020 has been presented in accordance with the FASB’s ASC Topic 932, “Extractive Activities - Oil and Gas” and the SEC’s final rule, “Modernization of Oil and Gas Reporting”. Disclosures by geographic area include the United States and Canada.

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

The following reference prices were utilized in the determination of reserves and future net revenue:

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

Reserves Pricing (1)
2022	$93.82	$121.18	$6.36	$5.65
2021	66.56	83.69	3.60	3.26
2020	39.62	49.77	1.98	2.13

(1)	All prices were held constant in all future years when estimating net revenues and reserves.

PROVED RESERVES (1)

(12-MONTH AVERAGE TRAILING PRICES)

	Oil (MMbbls)			NGLs (MMbbls)			Natural Gas (Bcf)			Total (MMBOE)
	United States	Canada	Total	United States	Canada	Total	United States	Canada	Total
2020
Beginning of year	722.4	1.3	723.7	409.4	179.1	588.5	2,441	2,818	5,259	2,188.8
Revisions and improved recovery (2)	(221.5)	(0.5)	(222.0)	(29.1)	(33.1)	(62.2)	(323)	(161)	(484)	(364.9)
Extensions and discoveries	144.3	0.1	144.4	78.1	27.7	105.8	392	372	764	377.5
Purchase of reserves in place	9.9	1.0	10.9	8.4	11.6	20.0	47	94	140	54.3
Sale of reserves in place	(9.3)	-	(9.3)	(7.9)	(13.4)	(21.4)	(95)	(106)	(201)	(64.1)
Production	(55.2)	(0.2)	(55.4)	(29.8)	(20.5)	(50.3)	(194)	(366)	(560)	(199.0)
End of year	590.5	1.7	592.3	429.1	151.4	580.5	2,268	2,650	4,918	1,992.5
Developed	279.1	1.7	280.9	242.3	76.9	319.3	1,327	1,740	3,067	1,111.3
Undeveloped	311.4	-	311.4	186.7	74.5	261.2	941	910	1,851	881.1
Total	590.5	1.7	592.3	429.1	151.4	580.5	2,268	2,650	4,918	1,992.5
2021
Beginning of year	590.5	1.7	592.3	429.1	151.4	580.5	2,268	2,650	4,918	1,992.5
Revisions and improved recovery (2)	(78.7)	0.7	(78.0)	(30.0)	(20.3)	(50.3)	61	302	363	(67.8)
Extensions and discoveries	121.2	0.3	121.5	75.1	66.9	142.0	428	1,538	1,966	591.2
Purchase of reserves in place	2.6	-	2.6	1.6	0.9	2.5	7	6	13	7.3
Sale of reserves in place	(27.0)	(1.6)	(28.6)	(12.6)	(8.4)	(21.0)	(50)	(73)	(123)	(70.2)
Production	(51.1)	(0.1)	(51.2)	(28.5)	(20.5)	(49.0)	(179)	(389)	(568)	(194.9)
End of year	557.5	1.1	558.6	434.7	170.0	604.7	2,536	4,033	6,570	2,258.2
Developed	291.0	0.7	291.7	264.3	84.5	348.8	1,621	2,490	4,111	1,325.7
Undeveloped	266.6	0.3	266.9	170.5	85.4	255.9	915	1,543	2,458	932.5
Total	557.5	1.1	558.6	434.7	170.0	604.7	2,536	4,033	6,570	2,258.2
2022
Beginning of year	557.5	1.1	558.6	434.7	170.0	604.7	2,536	4,033	6,570	2,258.2
Revisions and improved recovery (2)	(65.1)	(0.3)	(65.5)	2.9	(36.0)	(33.2)	38	(582)	(544)	(189.2)
Extensions and discoveries	95.2	-	95.2	37.2	31.3	68.5	237	1,005	1,241	370.6
Purchase of reserves in place	15.8	-	15.8	13.7	1.7	15.4	72	16	88	45.9
Sale of reserves in place	(20.2)	(0.6)	(20.8)	(0.7)	(0.6)	(1.3)	(5)	(16)	(22)	(25.7)
Production	(48.0)	-	(48.0)	(29.9)	(17.3)	(47.3)	(180)	(366)	(545)	(186.2)
End of year	535.2	0.1	535.3	457.8	149.0	606.9	2,698	4,090	6,789	2,273.6
Developed	257.2	0.1	257.3	288.3	71.2	359.5	1,755	2,276	4,031	1,288.7
Undeveloped	278.0	-	278.0	169.5	77.8	247.4	943	1,814	2,757	984.9
Total	535.2	0.1	535.3	457.8	149.0	606.9	2,698	4,090	6,789	2,273.6

(1)	Numbers may not add due to rounding.
(2)	Changes in reserve estimates resulting from application of improved recovery techniques are included in revisions of previous estimates.

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

Total Proved reserves increased 15.4 MMBOE including production of 186.2 MMBOE in 2022 due to the following:

•

Revisions and improved recovery of oil, NGLs and natural gas were negative primarily due to changes in the approved development plan of 142.5 MMBOE, negative price revisions of 49.6 MMBOE from higher royalties in Canada due to higher 12-month average trailing prices, and 1.5 MMBOE from revisions other than price, partially offset by 4.4 MMBOE from infill drilling locations.

•

Extensions and discoveries of oil, NGLs and natural gas increased proved reserves by 370.6 MMBOE due to successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans in Montney and Permian.

•	Purchases of 45.9 MMBOE were primarily properties with oil and liquids-rich potential in Permian.
•	Sale of reserves in place decreased proved developed reserves by 25.7 MMBOE primarily due to the divestiture of properties held in Uinta.

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

•	Purchases of 7.3 MMBOE were primarily in Permian and a result of acreage trades.
•	Sale of reserves in place decreased proved developed reserves by 70.2 MMBOE primarily due to the divestitures of Eagle Ford located in south Texas and Duvernay located in west central Alberta.

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

•

Extensions and discoveries of oil, NGLs and natural gas increased proved reserves by 377.5 MMBOE due to successful drilling and technical delineation, as well as new proved undeveloped locations resulting from development plan changes in Permian, Montney, Anadarko and Uinta.

•	Purchases of 54.3 MMBOE were primarily in Permian and a result of the partition of certain Duvernay shale assets between Ovintiv and PCC.
•

Sale of reserves in place decreased proved developed reserves by 64.1 MMBOE primarily due to divestitures in Anadarko and Permian, and the partition of certain Duvernay shale assets between Ovintiv and PCC.

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

Ovintiv cautions that the discounted future net cash flows relating to proved oil and gas reserves are an indication of neither the fair market value of Ovintiv’s oil and natural gas properties, nor the future net cash flows expected to be generated from such properties. The discounted future net cash flows do not include the fair market value of exploratory properties and probable or possible oil and gas reserves, nor is consideration given to the effect of anticipated future changes in oil and natural gas prices, development, asset retirement and production costs, and possible changes to tax and royalty regulations. The prescribed discount rate of 10 percent may not appropriately reflect future interest rates.

	United States			Canada
	2022	2021	2020	2022	2021	2020

Future Cash Inflows	$74,567	$51,473	$26,093	$29,149	$18,312	$7,156
Less Future:
Production costs	17,043	12,272	8,864	8,173	7,679	4,202
Development costs	8,951	5,767	6,187	2,142	2,061	1,859
Income taxes	9,333	5,480	74	4,182	1,695	-
Future Net Cash Flows	39,240	27,954	10,968	14,652	6,877	1,095
Less 10% annual discount for estimated timing of cash flows	20,272	13,663	5,895	6,121	2,393	246
Discounted Future Net Cash Flows	$18,968	$14,291	$5,073	$8,531	$4,484	$849

	Total
	2022	2021	2020

Future Cash Inflows	$103,716	$69,785	$33,249
Less Future:
Production costs	25,216	19,951	13,066
Development costs	11,093	7,828	8,046
Income taxes	13,515	7,175	74
Future Net Cash Flows	53,892	34,831	12,063
Less 10% annual discount for estimated timing of cash flows	26,393	16,056	6,141
Discounted Future Net Cash Flows	$27,499	$18,775	$5,922

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

	United States			Canada
	2022	2021	2020	2022	2021	2020

Balance, Beginning of Year	$14,291	$5,073	$10,041	$4,484	$849	$1,575
Changes Resulting From:
Sales of oil and gas produced during the year	(5,007)	(3,608)	(1,605)	(2,333)	(1,479)	(405)
Discoveries and extensions, net of related costs	2,735	3,102	1,080	2,635	2,119	140
Purchases of proved reserves in place	661	63	98	58	13	44
Sales and transfers of proved reserves in place	(278)	(199)	(255)	(28)	(38)	(97)
Net change in prices and production costs	9,059	10,702	(7,119)	5,532	3,266	(1,563)
Revisions to quantity estimates	(712)	(407)	(2,346)	(961)	201	(188)
Accretion of discount	1,630	508	1,064	545	85	158
Development costs incurred during the year	1,475	1,139	1,341	339	397	535
Changes in estimated future development costs	(2,965)	(83)	2,183	(303)	41	652
Other	(2)	1	-	-	-	(2)
Net change in income taxes	(1,919)	(2,000)	591	(1,437)	(970)	-
Balance, End of Year	$18,968	$14,291	$5,073	$8,531	$4,484	$849

	Total
	2022	2021	2020

Balance, Beginning of Year	$18,775	$5,922	$11,616
Changes Resulting From:
Sales of oil and gas produced during the year	(7,340)	(5,087)	(2,010)
Discoveries and extensions, net of related costs	5,370	5,221	1,220
Purchases of proved reserves in place	719	76	142
Sales and transfers of proved reserves in place	(306)	(237)	(352)
Net change in prices and production costs	14,591	13,968	(8,682)
Revisions to quantity estimates	(1,673)	(206)	(2,534)
Accretion of discount	2,175	593	1,222
Development costs incurred during the year	1,814	1,536	1,876
Changes in estimated future development costs	(3,268)	(42)	2,835
Other	(2)	1	(2)
Net change in income taxes	(3,356)	(2,970)	591
Balance, End of Year	$27,499	$18,775	$5,922

RESULTS OF OPERATIONS

The following table sets forth revenue and direct cost information relating to the Company’s oil and natural gas exploration and production activities.

	United States			Canada
	2022	2021	2020	2022	2021	2020

Oil, NGL and Natural Gas Revenues (1)	$6,680	$4,883	$2,701	$3,476	$2,542	$1,349
Less:
Production, mineral and other taxes	401	278	158	14	15	15
Transportation and processing	626	507	453	1,002	937	829
Operating	646	490	485	127	111	100
Depreciation, depletion and amortization	861	837	1,378	235	332	427
Impairments	-	-	5,580	-	-	-
Accretion of asset retirement obligation	8	11	13	10	11	16
Operating Income (Loss)	4,138	2,760	(5,366)	2,088	1,136	(38)
Income Taxes	952	673	(1,309)	499	272	(9)
Results of Operations	$3,186	$2,087	$(4,057)	$1,589	$864	$(29)

	Total
	2022	2021	2020

Oil, NGL and Natural Gas Revenues (1)	$10,156	$7,425	$4,050
Less:
Production, mineral and other taxes	415	293	173
Transportation and processing	1,628	1,444	1,282
Operating	773	601	585
Depreciation, depletion and amortization	1,096	1,169	1,805
Impairments	-	-	5,580
Accretion of asset retirement obligation	18	22	29
Operating Income (Loss)	6,226	3,896	(5,404)
Income Taxes	1,451	945	(1,318)
Results of Operations	$4,775	$2,951	$(4,086)

(1)	Excludes gains (losses) on risk management.

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

	United States			Canada
	2022	2021	2020	2022	2021	2020

Proved Oil and Gas Properties	$41,382	$39,145	$37,875	$15,672	$16,330	$16,008
Unproved Oil and Gas Properties	1,127	1,884	2,785	45	60	177
Total Capital Cost	42,509	41,029	40,660	15,717	16,390	16,185
Accumulated DD&A	34,280	33,418	32,581	14,687	15,450	15,056
Net Capitalized Costs	$8,229	$7,611	$8,079	$1,030	$940	$1,129

	Total
	2022	2021	2020

Proved Oil and Gas Properties	$57,054	$55,475	$53,883
Unproved Oil and Gas Properties	1,172	1,944	2,962
Total Capital Cost	58,226	57,419	56,845
Accumulated DD&A	48,967	48,868	47,637
Net Capitalized Costs	$9,259	$8,551	$9,208

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

	United States			Canada
	2022	2021	2020	2022	2021	2020

Acquisition Costs
Unproved	$154	$2	$16	$-	$-	$-
Proved	123	9	3	9	-	-
Total Acquisition Costs	277	11	19	9	-	-
Exploration Costs	5	10	12	7	5	-
Development Costs	1,530	1,148	1,352	376	388	353
Total Costs Incurred	$1,812	$1,169	$1,383	$392	$393	$353

	Total
	2022	2021	2020

Acquisition Costs
Unproved	$154	$2	$16
Proved	132	9	3
Total Acquisition Costs	286	11	19
Exploration Costs	12	15	12
Development Costs	1,906	1,536	1,705
Total Costs Incurred	$2,204	$1,562	$1,736

COSTS NOT SUBJECT TO DEPLETION OR AMORTIZATION

Upstream costs in respect of significant unproved properties are excluded from the country cost center’s depletable base as follows:

As at December 31	2022	2021

United States	$1,127	$1,884
Canada	45	60
	$1,172	$1,944

The following is a summary of the costs related to Ovintiv’s unproved properties as at December 31, 2022:

	2022	2021	2020	Prior to 2020	Total

Acquisition Costs	$154	$2	$22	$894	$1,072
Exploration Costs	5	11	7	77	100
	$159	$13	$29	$971	$1,172

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

The $1.2 billion of oil and natural gas properties not subject to depletion or amortization primarily includes leasehold and mineral costs related to the acquisition of Permian. These acquisition costs are associated with acquired acreage for which proved reserves have yet to be assigned from future development. The Company continually assesses the development timeline of the acquired acreage. The timing and amount of the transfer of property acquisition costs into the depletable base are based on several factors and may be subject to changes over time from drilling plans, drilling results, availability of capital, project economics and other assessments of the property. The inclusion of these acquisition costs in the depletable base is expected to occur within one to two years. The remaining costs excluded from depletion are related to properties which are not individually significant.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2022.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See “Report of Independent Registered Public Accounting Firm” under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the Board of Directors is set forth in the Proxy Statement relating to the Company’s 2023 annual meeting of shareholders, which is incorporated herein by reference.

Information regarding the Company’s executive officers is set forth in the section entitled “Information About Our Executive Officers” under Items 1 and 2 of this Annual Report on Form 10-K.

CODE OF ETHICS

Ovintiv has adopted a code of ethics entitled the “Business Code of Conduct” (the “Code of Ethics”), that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available for viewing on Ovintiv’s website at www.ovintiv.com/policies-and-practices. Any person may request, without charge, a copy of the Code of Ethics by contacting Ovintiv’s Corporate Secretary by mail at Suite 1700, 370 17th Street, Denver, Colorado, 80202, U.S.A. or by telephone at (303) 623‑2300. Ovintiv intends to disclose and summarize any amendment to, or waiver from, any provision of the Code of Ethics that is required to be so disclosed and summarized, on its website at www.ovintiv.com/policies-and-practices.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the Proxy Statement relating to the Company’s 2023 annual meeting of shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 is set forth in the Proxy Statement relating to the Company’s 2023 annual meeting of shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is set forth in the Proxy Statement relating to the Company’s 2023 annual meeting of shareholders, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is set forth in the Proxy Statement relating to the Company’s 2023 annual meeting of shareholders, which is incorporated herein by reference.

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

3. Exhibits

The following documents are included as exhibits to this Form 10-K. Exhibits incorporated by reference are duly noted as such.

Exhibit No	Description
2.1

Arrangement and Reorganization Agreement dated October 31, 2019 between Encana Corporation and 1847432 Alberta ULC (incorporated by reference to Exhibit 2.1 to Encana’s Current Report on Form 8-K filed on November 5, 2019, SEC File No. 001-15226).

3.1	Ovintiv Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Ovintiv’s Current Report on Form 8-K12B filed on January 24, 2020, SEC File No. 001-39191).
3.2	Ovintiv Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ovintiv's Current Report on Form 8-K filed on December 19, 2022, SEC File No. 001-39191).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ovintiv’s Current Report on Form 8-K12B filed on January 24, 2020, SEC File No. 001-39191).
4.2	8.125% Notes due 2030 (incorporated by reference to Exhibit 4.5 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.3	7.2% Notes due 2031 (incorporated by reference to Exhibit 4.6 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.4	7.375% Notes due 2031 (incorporated by reference to Exhibit 4.7 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.5	6.50% Notes due 2034 (incorporated by reference to Exhibit 4.8 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.6	6.625% Notes due 2037 (incorporated by reference to Exhibit 4.9 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.7	6.50% Notes due 2038 (incorporated by reference to Exhibit 4.10 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.8	5.15% Notes due 2041 (incorporated by reference to Exhibit 4.11 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
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

4.37

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

4.38

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

4.40	Description of Capital Stock (incorporated by reference to Exhibit 99.1 to Ovintiv’s Current Report on Form 8‑K12B filed on January 24, 2020, SEC File No. 001-39191).
10.1

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

10.3

Amended and Restated Credit Agreement, dated as of April 1, 2022, among Ovintiv Canada ULC, as Borrower, Ovintiv Inc., as Guarantor, the financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 4.3 to Ovintiv’s Current Report on Form 8-K filed on April 7, 2022, SEC File No. 001-39191).

10.4

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

10.6*

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

10.7*

Form of Executive Stock Option Grant Agreement for stock options granted under the Encana Corporation Employee Stock Option Plan (incorporated by reference to Exhibit 10.7 to Encana’s Annual Report on Form 10-K filed on February 26, 2018, SEC File No. 001-15226).

10.8*

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

10.10*

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

10.12*

Omnibus Incentive Plan of Encana Corporation adopted with effect from February 13, 2019 (incorporated by reference to Exhibit 10.44 to Encana’s Annual Report on Form 10-K filed on February 28, 2019, SEC File No. 001-15226).

10.13*

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

10.19*

Change in Control Agreement between Ovintiv Inc. and Corey D. Code effective January 24, 2020 (incorporated by reference to Exhibit 10.48 to Ovintiv’s Annual Report on Form 10-K filed on February 21, 2020, SEC File No. 001-39191).

10.20*

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

10.23*

Amending Agreement to Omnibus Incentive Plan of Encana Corporation (incorporated by reference to Exhibit 99.9 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.24*

Amending Agreement to Encana Corporation Employee Stock Option Plan (incorporated by reference to Exhibit 99.10 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.25*

Amending Agreement to Encana Corporation Employee Stock Appreciation Rights Plan (incorporated by reference to Exhibit 99.11 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.26*

Amending Agreement to Deferred Share Unit Plan for Employees of Encana Corporation (incorporated by reference to Exhibit 99.14 to Ovintiv’s Post-Effective Amendment No. 1 filed on January 27, 2020, SEC File No. 333-231248).

10.27*

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

10.29*

Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective June 30, 2020 (incorporated by reference to Exhibit 10.1 to Ovintiv’s Quarterly Report on Form 10-Q filed on July 31, 2020, SEC File No. 001-39191).

10.30*

Ovintiv Canadian Pension Plan amended and restated effective January 24, 2020 (incorporated by reference to Exhibit 10.49 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.31*

Ovintiv Canadian Supplemental Pension Plan amended and restated effective January 24, 2020 (incorporated by reference to Exhibit 10.50 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.32*

Second Amendment to U.S. Deferred Compensation Plan amended and restated effective April 1, 2018, dated effective January 1, 2021 (incorporated by reference to Exhibit 10.53 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.33*

Second Amending Agreement to Deferred Share Unit Plan for Employees of Ovintiv Inc. (incorporated by reference to Exhibit 10.54 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.34*

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

10.36*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Corey D. Code effective November 1, 2021 (incorporated by reference to Exhibit 10.2 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

10.37*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Gregory D. Givens effective November 1, 2021 (incorporated by reference to Exhibit 10.3 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

10.38*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective November 1, 2021 (incorporated by reference to Exhibit 10.5 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

10.39*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Renee E. Zemljak effective November 1, 2021 (incorporated by reference to Exhibit 10.6 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

10.40*	Change in Control Agreement between Ovintiv Inc. and Meghan N. Eilers effective March 1, 2022.
21.1	Significant Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of McDaniel & Associates Consultants Ltd.
23.3	Consent of Netherland, Sewell & Associates, Inc.
24.1	Power of Attorney (included on the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Report of McDaniel & Associates Consultants Ltd.
99.2	Report of Netherland, Sewell & Associates, Inc.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

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
Name: Corey D. Code
Title: Executive Vice-President & Chief Financial Officer

Dated: February 27, 2023

POWERS OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Brendan M. McCracken and Corey D. Code, and each of them, any of whom may act without the joinder of the other, the true and lawful attorney-in-fact and agent of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Peter A. Dea Peter A. Dea	Chairman of the Board of Directors	February 27, 2023
/s/ Brendan M. McCracken Brendan M. McCracken	President & Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
/s/ Corey D. Code Corey D. Code	Executive Vice-President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2023
/s/ Meg A. Gentle Meg A. Gentle	Director	February 27, 2023
/s/ Ralph Izzo Ralph Izzo	Director	February 27, 2023
/s/ Howard J. Mayson Howard J. Mayson	Director	February 27, 2023
/s/ Lee A. McIntire Lee A. McIntire	Director	February 27, 2023
/s/ Katherine L. Minyard Katherine L. Minyard	Director	February 27, 2023
/s/ Steven W. Nance Steven W. Nance	Director	February 27, 2023
/s/ Suzanne P. Nimocks Suzanne P. Nimocks	Director	February 27, 2023
/s/ George L. Pita George L. Pita	Director	February 27, 2023
/s/ Thomas G. Ricks Thomas G. Ricks	Director	February 27, 2023
/s/ Brian G. Shaw Brian G. Shaw	Director	February 27, 2023