Form 10-Q
period 2023-03-31
Ovintiv Inc.
filed 2023-05-09
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	OVV	New York Stock Exchange

Number of registrant’s shares of common stock outstanding as of April 28, 2023	244,523,940

OVINTIV INC.

FORM 10-Q

DEFINITIONS

Unless the context otherwise requires or otherwise expressly stated, all references in this Quarterly Report on Form 10-Q to “Ovintiv,” the “Company,” “us,” “we,” “our,” and “ours” refer to Ovintiv Inc. and its consolidated subsidiaries for periods on or after January 24, 2020 and to Encana Corporation and its consolidated subsidiaries for periods before January 24, 2020. In addition, the following are other abbreviations and definitions of certain terms used within this Quarterly Report on Form 10‑Q:

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q, and the other documents incorporated herein by reference (if any), contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10‑Q include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any pending acquisition and divestiture transactions (including the transactions described herein); the Company’s ability to successfully integrate any acquired assets (including the acquisition described herein) into its business; other risks and uncertainties related to the closing of pending acquisition and divestiture transactions (including the transactions described herein); drilling plans and programs, including availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s capital structure and ability to access credit facilities, credit markets and other sources of liquidity; the ability of the Company to timely achieve its stated ESG goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase of the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. The risks and uncertainties that may affect the operations, performance and results of our business and forward-looking statements include, but are not limited to, those set forth in Item 1A. Risk Factors of the Company’s most recent Annual Report on Form 10‑K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) and in this Quarterly Report on Form 10-Q; and other risks and uncertainties impacting the Company’s business as described from time to time in the Company’s other periodic filings with the SEC or Canadian securities regulators.

Although the Company believes the expectations represented by its forward-looking statements are reasonable based on the information available to it as of the date such statements are made, forward-looking statements are only predictions and statements of our current beliefs and there can be no assurance that such expectations will prove to be correct. All forward-looking statements contained in this Quarterly Report on Form 10‑Q are made as of the date of this document (or in the case of a document incorporated herein by reference, the date of such document) and, except as required by law, the Company undertakes no obligation to update publicly or revise any forward-looking statements. The forward-looking statements contained or incorporated by reference in this Quarterly Report on Form 10‑Q, and all subsequent forward-looking statements attributable to the Company, whether written or oral, are expressly qualified by these cautionary statements.

The reader should carefully read the risk factors described in Item 1A. Risk Factors of the 2022 Annual Report on Form 10‑K and in this Quarterly Report on Form 10-Q for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended
		March 31,
(US$ millions, except per share amounts)		2023	2022

Revenues	(Note 2)
Product and service revenues	(Note 3)	$2,592	$3,407
Gains (losses) on risk management, net	(Note 18)	(58)	(1,458)
Sublease revenues	(Note 9)	17	18
Total Revenues		2,551	1,967

Operating Expenses	(Note 2)
Production, mineral and other taxes		84	94
Transportation and processing		455	406
Operating	(Notes 15, 16)	206	188
Purchased product		701	1,066
Depreciation, depletion and amortization		364	264
Accretion of asset retirement obligation		5	5
Administrative	(Notes 15, 16)	58	144
Total Operating Expenses		1,873	2,167
Operating Income (Loss)		678	(200)

Other (Income) Expenses
Interest	(Note 4)	71	74
Foreign exchange (gain) loss, net	(Notes 5, 18)	(3)	(1)
Other (gains) losses, net	(Note 16)	(3)	(27)
Total Other (Income) Expenses		65	46
Net Earnings (Loss) Before Income Tax		613	(246)
Income tax expense (recovery)	(Note 6)	126	(5)
Net Earnings (Loss)		$487	$(241)

Net Earnings (Loss) per Share of Common Stock	(Note 12)
Basic		$1.99	$(0.94)
Diluted		1.97	(0.94)
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 12)
Basic		244.3	257.4
Diluted		247.7	257.4

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2023	2022

Net Earnings (Loss)		$487	$(241)
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 13)	2	28
Pension and other post-employment benefit plans	(Notes 13, 16)	(2)	(1)
Other Comprehensive Income (Loss)		-	27
Comprehensive Income (Loss)		$487	$(214)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		March 31,	December 31,
(US$ millions)		2023	2022

Assets
Current Assets
Cash and cash equivalents		$26	$5
Accounts receivable and accrued revenues (net of allowances
of $4 million (2022: $4 million))	(Note 3)	1,277	1,594
Risk management	(Notes 17, 18)	89	53
Income tax receivable		3	43
		1,395	1,695
Property, Plant and Equipment, at cost:	(Note 8)
Oil and natural gas properties, based on full cost accounting
Proved properties		58,002	57,054
Unproved properties		1,016	1,172
Other		910	882
Property, plant and equipment		59,928	59,108
Less: Accumulated depreciation, depletion and amortization		(50,017)	(49,640)
Property, plant and equipment, net	(Note 2)	9,911	9,468
Other Assets		1,009	1,004
Risk Management	(Notes 17, 18)	3	34
Deferred Income Taxes		221	271
Goodwill	(Note 2)	2,584	2,584
	(Note 2)	$15,123	$15,056

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,872	$2,221
Current portion of operating lease liabilities		88	76
Income tax payable		47	4
Risk management	(Notes 17, 18)	45	86
Current portion of long-term debt	(Note 10)	580	393
		2,632	2,780
Long-Term Debt	(Note 10)	3,176	3,177
Operating Lease Liabilities		809	814
Other Liabilities and Provisions	(Note 11)	116	131
Risk Management	(Notes 17, 18)	22	-
Asset Retirement Obligation		276	281
Deferred Income Taxes		198	184
		7,229	7,367
Commitments and Contingencies	(Note 20)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2023 issued and outstanding: 244.5 million shares (2022: 245.7 million shares)	(Note 12)	3	3
Paid in surplus	(Note 12)	7,555	7,776
Retained earnings (Accumulated deficit)		(655)	(1,081)
Accumulated other comprehensive income	(Note 13)	991	991
Total Shareholders’ Equity		7,894	7,689
		$15,123	$15,056

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689
Net Earnings (Loss)		-	-	487	-	487
Dividends on Shares of Common Stock ($0.25 per share)	(Note 12)	-	-	(61)	-	(61)
Shares of Common Stock Purchased under Normal
Course Issuer Bid	(Note 12)	-	(239)	-	-	(239)
Equity-Settled Compensation Costs		-	18	-	-	18
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	-	-
Balance, March 31, 2023		$3	$7,555	$(655)	$991	$7,894

Three Months Ended March 31, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074
Net Earnings (Loss)		-	-	(241)	-	(241)
Dividends on Shares of Common Stock ($0.20 per share)	(Note 12)	-	-	(52)	-	(52)
Shares of Common Stock Purchased under Normal
Course Issuer Bid	(Note 12)	-	(71)	-	-	(71)
Equity-Settled Compensation Costs		-	(53)	-	-	(53)
Other Comprehensive Income (Loss)	(Note 13)	-	-	-	27	27
Balance, March 31, 2022		$3	$8,334	$(4,772)	$1,119	$4,684

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2023	2022

Operating Activities
Net earnings (loss)		$487	$(241)
Depreciation, depletion and amortization		364	264
Accretion of asset retirement obligation		5	5
Deferred income taxes	(Note 6)	64	(8)
Unrealized (gain) loss on risk management	(Note 18)	(18)	1,012
Unrealized foreign exchange (gain) loss	(Note 5)	(5)	(3)
Foreign exchange on settlements	(Note 5)	(1)	(1)
Other		(45)	15
Net change in other assets and liabilities		(5)	(12)
Net change in non-cash working capital	(Note 19)	222	(346)
Cash From (Used in) Operating Activities		1,068	685

Investing Activities
Capital expenditures	(Note 2)	(610)	(451)
Acquisitions	(Note 7)	(199)	(15)
Proceeds from divestitures	(Note 7)	12	1
Net change in investments and other		(66)	48
Cash From (Used in) Investing Activities		(863)	(417)

Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 10)	187	-
Repayment of long-term debt	(Note 10)	-	(6)
Purchase of shares of common stock	(Note 12)	(239)	(71)
Dividends on shares of common stock	(Note 12)	(61)	(52)
Finance lease payments and other		(71)	(64)
Cash From (Used in) Financing Activities		(184)	(193)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		-	1

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		21	76
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		5	195
Cash, Cash Equivalents and Restricted Cash, End of Period		$26	$271

Cash, End of Period		$6	$48
Cash Equivalents, End of Period		20	223
Restricted Cash, End of Period		-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$26	$271

Supplementary Cash Flow Information	(Note 19)

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

The interim Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP and the rules and regulations of the SEC. Pursuant to these rules and regulations, certain information and disclosures normally required under U.S. GAAP have been condensed or have been disclosed on an annual basis only. Accordingly, the interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2022, which are included in Item 8 of Ovintiv’s 2022 Annual Report on Form 10‑K.

The interim Condensed Consolidated Financial Statements have been prepared following the same accounting policies and methods of computation as the annual audited Consolidated Financial Statements for the year ended December 31, 2022.

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

Results of Operations (For the three months ended March 31)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2023	2022	2023	2022	2023	2022

Revenues
Product and service revenues	$1,186	$1,547	$690	$778	$716	$1,082
Gains (losses) on risk management, net	2	(219)	(78)	(227)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,188	1,328	612	551	716	1,082

Operating Expenses
Production, mineral and other taxes	80	90	4	4	-	-
Transportation and processing	147	135	267	231	41	40
Operating	170	142	29	37	7	9
Purchased product	-	-	-	-	701	1,066
Depreciation, depletion and amortization	294	200	65	59	-	-
Total Operating Expenses	691	567	365	331	749	1,115
Operating Income (Loss)	$497	$761	$247	$220	$(33)	$(33)

			Corporate & Other		Consolidated
			2023	2022	2023	2022

Revenues
Product and service revenues			$-	$-	$2,592	$3,407
Gains (losses) on risk management, net			18	(1,012)	(58)	(1,458)
Sublease revenues			17	18	17	18
Total Revenues			35	(994)	2,551	1,967

Operating Expenses
Production, mineral and other taxes			-	-	84	94
Transportation and processing			-	-	455	406
Operating			-	-	206	188
Purchased product			-	-	701	1,066
Depreciation, depletion and amortization			5	5	364	264
Accretion of asset retirement obligation			5	5	5	5
Administrative			58	144	58	144
Total Operating Expenses			68	154	1,873	2,167
Operating Income (Loss)			$(33)	$(1,148)	$678	(200)

Other (Income) Expenses
Interest					71	74
Foreign exchange (gain) loss, net					(3)	(1)
Other (gains) losses, net					(3)	(27)
Total Other (Income) Expenses					65	46
Net Earnings (Loss) Before Income Tax					613	(246)
Income tax expense (recovery)					126	(5)
Net Earnings (Loss)					$487	$(241)

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended March 31,	2023	2022	2023	2022	2023	2022

Revenues	$3,136	$3,423	$(2,420)	$(2,341)	$716	$1,082

Operating Expenses
Transportation and processing	165	152	(124)	(112)	41	40
Operating	7	9	-	-	7	9
Purchased product	2,997	3,295	(2,296)	(2,229)	701	1,066
Operating Income (Loss)	$(33)	$(33)	$-	$-	$(33)	$(33)

Capital Expenditures by Segment

	Three Months Ended
	March 31,
	2023	2022

USA Operations	$467	$372
Canadian Operations	142	78
Corporate & Other	1	1
	$610	$451

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022	2023	2022

USA Operations	$1,938	$1,938	$8,619	$8,259	$11,375	$11,043
Canadian Operations	646	646	1,131	1,044	2,039	2,075
Market Optimization	-	-	-	-	312	446
Corporate & Other	-	-	161	165	1,397	1,492
	$2,584	$2,584	$9,911	$9,468	$15,123	$15,056

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended March 31)

	USA Operations		Canadian Operations		Market Optimization
	2023	2022	2023	2022	2023	2022

Revenues from Customers
Product revenues (1)
Oil	$851	$1,080	$-	$-	$609	$886
NGLs	184	267	237	362	20	3
Natural gas	155	206	455	419	80	183
Service revenues
Gathering and processing	-	-	1	1	-	-
Product and Service Revenues	$1,190	$1,553	$693	$782	$709	$1,072

			Corporate & Other		Consolidated
			2023	2022	2023	2022

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$1,460	$1,966
NGLs			-	-	441	632
Natural gas			-	-	690	808
Service revenues
Gathering and processing			-	-	1	1
Product and Service Revenues			$-	$-	$2,592	$3,407

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at March 31, 2023, receivables and accrued revenues from contracts with customers were $915 million ($1,257 million as at December 31, 2022).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at March 31, 2023.

As at March 31, 2023, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

	Three Months Ended
	March 31,
	2023	2022

Interest Expense on:
Debt	$60	$70
Other	11	4
	$71	$74

5.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended
	March 31,
	2023	2022

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$(6)	$(3)
Translation of intercompany notes	1	-
	(5)	(3)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	(1)	(1)
U.S. dollar risk management contracts issued from Canada	4	(1)
Other Monetary Revaluations	(1)	4
	$(3)	$(1)

6.	Income Taxes

	Three Months Ended
	March 31,
	2023	2022

Current Tax
United States	$-	$3
Canada	62	-
Total Current Tax Expense (Recovery)	62	3

Deferred Tax
United States	72	(17)
Canada	(8)	9
Total Deferred Tax Expense (Recovery)	64	(8)
Income Tax Expense (Recovery)	$126	$(5)
Effective Tax Rate	20.6%	2.0%

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

During the three months ended March 31, 2023, the current income tax expense was primarily due to the expected full utilization of Ovintiv's Canadian operating losses resulting in Canadian current tax in 2023.

During the three months ended March 31, 2023, the deferred tax expense was primarily due to the annual effective tax rate applied to the U.S. earnings. During the three months ended March 31, 2022, the deferred tax recovery was due to the lower annual effective income tax rate applied to jurisdictional earnings.

The effective tax rate of 2.0 percent for the three months ended March 31, 2022 was lower than the U.S. federal statutory tax rate of 21 percent primarily due to the lower annual effective income tax rate resulting from a reduction in valuation allowances.

7.	Acquisitions and Divestitures

	Three Months Ended
	March 31,
	2023	2022

Acquisitions
USA Operations	$193	$15
Canadian Operations	6	-
Total Acquisitions	199	15

Divestitures
USA Operations	(12)	(1)
Total Divestitures	(12)	(1)
Net Acquisitions & (Divestitures)	$187	$14

Acquisitions

For the three months ended March 31, 2023, acquisitions in the USA Operations were $193 million (2022 - $15 million), which primarily included property purchases in Permian and Uinta with oil and liquids rich potential.

For the three months ended March 31, 2023, acquisitions in the Canadian Operations were $6 million, which primarily included property purchases with oil and liquids rich potential.

Divestitures

For the three months ended March 31, 2023, divestitures in the USA Operations were $12 million, which primarily included the sale of certain properties that did not complement Ovintiv's existing portfolio of assets.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

8.	Property, Plant and Equipment, Net

	As at March 31, 2023			As at December 31, 2022
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$42,162	$(34,573)	$7,589	$41,382	$(34,280)	$7,102
Unproved properties	973	-	973	1,127	-	1,127
Other	57	-	57	30	-	30
	43,192	(34,573)	8,619	42,539	(34,280)	8,259

Canadian Operations
Proved properties	15,840	(14,765)	1,075	15,672	(14,687)	985
Unproved properties	43	-	43	45	-	45
Other	13	-	13	14	-	14
	15,896	(14,765)	1,131	15,731	(14,687)	1,044

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	833	(672)	161	831	(666)	165
	$59,928	$(50,017)	$9,911	$59,108	$(49,640)	$9,468

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $53 million, which have been capitalized during the three months ended March 31, 2023 (2022 - $49 million).

9.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at March 31, 2023. All subleases are classified as operating leases.

(undiscounted)	2023	2024	2025	2026	2027	Thereafter	Total

Sublease Income	$37	$51	$51	$51	$47	$415	$652

For the three months ended March 31, 2023, operating lease income was $12 million (2022 - $13 million), and variable lease income was $5 million (2022 - $5 million).

10.	Long-Term Debt

	As at	As at
	March 31,	December 31,
	2023	2022

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$580	$393
U.S. Unsecured Notes:
5.375% due January 1, 2026	459	459
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
Total Principal	3,756	3,569

Increase in Value of Debt Acquired	26	27
Unamortized Debt Discounts and Issuance Costs	(26)	(26)
Total Long-Term Debt	$3,756	$3,570

Current Portion	$580	$393
Long-Term Portion	3,176	3,177
	$3,756	$3,570

As at March 31, 2023, the Company had outstanding commercial paper of $280 million maturing at various dates with a weighted average interest rate of approximately 5.66 percent. As at March 31, 2023, the Company also had $300 million drawn on its revolving credit facilities.

As at March 31, 2023, total long-term debt had a carrying value of $3,756 million and a fair value of $3,837 million (as at December 31, 2022 - carrying value of $3,570 million and a fair value of $3,648 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

During the three months ended March 31, 2022, the Company repurchased, in the open market, approximately $6 million in principal amount of its senior notes, plus accrued interest.

11.	Other Liabilities and Provisions

	As at	As at
	March 31,	December 31,
	2023	2022

Finance Lease Obligations	$25	$27
Pensions and Other Post-Employment Benefits	73	73
Long-Term Incentive Costs (See Note 15)	1	14
Other Derivative Contracts (See Notes 17, 18)	5	5
Other	12	12
	$116	$131

12.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	March 31, 2023		December 31, 2022
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	245.7	$3	258.0	$3
Shares of Common Stock Purchased	(5.2)	-	(14.7)	-
Shares of Common Stock Issued	4.0	-	2.4	-
Shares of Common Stock Outstanding, End of Period	244.5	$3	245.7	$3

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 4.0 million shares of common stock during the three months ended March 31, 2023 (2.4 million shares of common stock during the twelve months ended December 31, 2022) as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On September 28, 2022, the Company announced it had received regulatory approval for the renewal of its NCIB program, that enables the Company to purchase, for cancellation or return to treasury, up to approximately 24.8 million shares of common stock over a 12-month period from October 3, 2022 to October 2, 2023.

During the three months ended March 31, 2023, the Company purchased approximately 5.2 million shares for total consideration of approximately $239 million. Of the amount paid, $52 thousand was charged to share capital and $239 million was charged to paid in surplus.

During the three months ended March 31, 2022, the Company purchased approximately 1.7 million shares under its previous NCIB program which extended from October 1, 2021 to September 30, 2022. Total consideration of approximately $71 million was paid to complete the share repurchases, of which $14 thousand was charged to share capital and $71 million was charged to paid in surplus.

For the twelve months ended December 31, 2022, the Company purchased approximately 14.7 million shares under a combination of its current and previous NCIB programs for total consideration of approximately $719 million. Of the amount paid, $147 thousand was charged to share capital and $719 million was charged to paid in surplus.

All purchases were made in accordance with the respective NCIB programs at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

Dividends

During the three months ended March 31, 2023, the Company declared and paid dividends of $0.25 per share of common stock totaling $61 million (2022 - $0.20 per share of common stock totaling $52 million).

On April 2, 2023, the Board of Directors declared a dividend of $0.30 per share of common stock payable on June 30, 2023, to shareholders of record as of June 15, 2023.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended
	March 31,
(US$ millions, except per share amounts)	2023	2022

Net Earnings (Loss)	$487	$(241)

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	244.3	257.4
Effect of dilutive securities (1)	3.4	-
Weighted Average Shares of Common Stock Outstanding - Diluted	247.7	257.4

Net Earnings (Loss) per Share of Common Stock
Basic	$1.99	$(0.94)
Diluted (1)	1.97	(0.94)

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

13.	Accumulated Other Comprehensive Income

	Three Months Ended
	March 31,
	2023	2022

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$937	$1,044
Change in Foreign Currency Translation Adjustment	2	28
Balance, End of Period	$939	$1,072

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$54	$48

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 16)	(2)	(1)
Income taxes	-	-
Balance, End of Period	$52	$47
Total Accumulated Other Comprehensive Income	$991	$1,119

14.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at March 31, 2023, VMLP provides approximately 1,156 MMcf/d of natural gas gathering and compression and 918 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from eight to 22 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,394 million as at March 31, 2023. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 20 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at March 31, 2023, accounts payable and accrued liabilities included $0.1 million related to the take or pay commitment.

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

During the first quarter of 2023, Ovintiv's Board of Directors resolved to settle certain PSU awards and RSU awards with the issuance of the Company's common stock. Accordingly, these awards were modified and reclassified as equity-settled share-based payment transactions at the modification date. The modification date fair value of the awards was US$43.80 per share and C$59.47 per share for the U.S. dollar denominated and Canadian dollar denominated awards, respectively, and there was no incremental compensation cost recognized at the modification date.

The following weighted average assumptions were used to determine the fair value of SAR and TSAR units outstanding:

	As at March 31, 2023		As at March 31, 2022
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units	Share Units	Share Units

Risk Free Interest Rate	3.79%	3.79%	2.21%	2.21%
Dividend Yield	2.77%	2.78%	1.48%	1.50%
Expected Volatility Rate (1)	64.06%	60.86%	106.57%	105.29%
Expected Term	1.5 yrs	1.4 yrs	1.6 yrs	1.7 yrs
Market Share Price	US$36.08	C$48.72	US$54.07	C$67.63
Weighted Average Grant Date Fair Value	US$45.01	C$62.36	US$37.98	C$53.93
(1)
Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended
	March 31,
	2023	2022

Total Compensation Costs of Transactions Classified as Cash-Settled	$(28)	$89
Total Compensation Costs of Transactions Classified as Equity-Settled	21	10
Less: Total Share-Based Compensation Costs Capitalized	(8)	(9)
Total Share-Based Compensation Expense (Recovery)	$(15)	$90

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$4	$11
Administrative	(19)	79
	$(15)	$90

As at March 31, 2023, the liability for cash-settled share-based payment transactions totaled $26 million ($153 million as at December 31, 2022), of which $25 million ($139 million as at December 31, 2022) is recognized in accounts payable and accrued liabilities and $1 million ($14 million as at December 31, 2022) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Three Months Ended March 31, 2023 (thousands of units)

PSUs	1,875
RSUs	1,500
DSUs	1

16.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the three months ended March 31 as follows:

	Pension Benefits		OPEB		Total
	2023	2022	2023	2022	2023	2022

Net Defined Periodic Benefit Cost	$1	$-	$(1)	$(1)	$-	$(1)
Defined Contribution Plan Expense	6	6	-	-	6	6
Total Benefit Plans Expense	$7	$6	$(1)	$(1)	$6	$5

Of the total benefit plans expense, $6 million (2022 - $5 million) was included in operating expense and $1 million (2022 - $1 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $1 million (2022 - gains of $1 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the three months ended March 31 is as follows:

	Defined Benefits		OPEB		Total
	2023	2022	2023	2022	2023	2022

Service Cost	$-	$-	$1	$-	$1	$-
Interest Cost	2	1	-	-	2	1
Expected Return on Plan Assets	(1)	(1)	-	-	(1)	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(2)	(1)	(2)	(1)
Total Net Defined Periodic Benefit Cost (1)	$1	$-	$(1)	$(1)	$-	$(1)

(1)
The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

17.	Fair Value Measurements

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

As at March 31, 2023	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$1	$94	$22	$117	$(28)	$89
Long-term assets	-	3	-	3	-	3
Foreign Currency Derivatives:
Current assets	-	3	-	3	(3)	-

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$67	$2	$69	$(28)	$41
Long-term liabilities	-	22	-	22	-	22
Foreign Currency Derivatives:
Current liabilities	-	7	-	7	(3)	4

Other Derivative Contracts (2)
Long-term in other liabilities and provisions	$-	$5	$-	$5	$-	$5

As at December 31, 2022	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$93	$12	$105	$(53)	$52
Long-term assets	-	34	-	34	-	34
Foreign Currency Derivatives:
Current assets	-	1	-	1	-	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$128	$-	$128	$(53)	$75
Foreign Currency Derivatives:
Current liabilities	-	11	-	11	-	11

Other Derivative Contracts (2)
Long-term in other liabilities and provisions	$-	$5	$-	$5	$-	$5

(1)
Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)
Includes credit derivatives associated with certain prior years’ divestitures.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX three-way options, NYMEX costless collars, foreign currency swaps and basis swaps with terms to 2025. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

Level 3 Fair Value Measurements

As at March 31, 2023, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2024. The WTI three-way options are a combination of a sold call, a bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Three Months Ended
	March 31,
	2023	2022

Balance, Beginning of Year	$12	$(172)
Total Gains (Losses)	8	(553)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	-	163
Transfers Out of Level 3	-	-
Balance, End of Period	$20	$(562)
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$8	$(390)

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at March 31, 2023:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	30% - 75%	45%

(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $1 million ($2 million as at December 31, 2022) increase or decrease to net risk management assets and liabilities.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2023, the Company has entered into $401 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3356 to US$1, which mature monthly through the remainder of 2023.

Risk Management Positions as at March 31, 2023

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
Ethane Fixed Price	5.0 Mbbls/d	2024	10.28	$-

WTI Three-Way Options
Sold call / bought put / sold put	40.0 Mbbls/d	2023	112.05 / 65.42 / 50.00	22

WTI Costless Collars
Sold call / bought put	2.5 Mbbls/d	2024	80.09 / 60.00	(2)

Basis Contracts (1)		2023		1

Other Financial Positions				-
Oil and NGLs Fair Value Position				21

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	100 MMcf/d	2024	3.72	3

NYMEX Three-Way Options
Sold call / bought put / sold put	397 MMcf/d	2023	7.55 / 3.61 / 2.59	74

NYMEX Costless Collars
Sold call / bought put	134 MMcf/d	2023	3.68 / 3.00	8
Sold call / bought put	12 MMcf/d	2024	5.50 / 3.00	-

Basis Contracts (2)		2023		(53)
		2024		(10)
		2025		(16)

Other Financial Positions				2
Natural Gas Fair Value Position				8

Other Derivative Contracts
Fair Value Position (3)				(5)

Foreign Currency Contracts
Fair Value Position (4)		2023		(4)
Total Fair Value Position				$20

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

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended
	March 31,
	2023	2022

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(76)	$(446)
Foreign Currency Derivatives:
Foreign exchange	(4)	1
	$(80)	$(445)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (2)	$18	$(1,012)
Foreign Currency Derivatives:
Foreign exchange	6	3
	$24	$(1,009)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (2)	$(58)	$(1,458)
Foreign Currency Derivatives:
Foreign exchange	2	4
	$(56)	$(1,454)

(1)
Includes a realized gain of nil for the three months ended March 31, 2023 (2022 - gain of $2 million), related to other derivative contracts.
(2)
There were no unrealized gains or losses related to other derivative contracts for the three months ended March 31, 2023 or 2022.

Reconciliation of Unrealized Risk Management Positions from January 1 to March 31

	2023		2022
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(4)
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	(56)	$(56)	$(1,454)
Settlement of Other Derivative Contracts	-
Fair Value of Contracts Realized During the Period	80	80	445
Fair Value of Contracts, End of Period	$20	$24	$(1,009)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 17 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	March 31,	December 31,
	2023	2022

Risk Management Assets
Current	$89	$53
Long-term	3	34
	92	87

Risk Management Liabilities
Current	45	86
Long-term	22	-
	67	86

Other Derivative Contract Liabilities
Long-term in other liabilities and provisions	5	5
	5	5
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$20	$(4)

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at March 31, 2023, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $123 million and $92 million, respectively, as disclosed in Note 17. The Company had no significant credit derivatives in place and held no collateral at March 31, 2023.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with strong investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at March 31, 2023, approximately 85 percent (88 percent as at December 31, 2022) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements expire in June 2024 with a fair value recognized of $5 million as at March 31, 2023 ($5 million as at December 31, 2022). The maximum potential amount of undiscounted future payments is $29 million as at March 31, 2023, and is considered unlikely.

19.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended
	March 31,
	2023	2022

Operating Activities
Accounts receivable and accrued revenues	$314	$(501)
Accounts payable and accrued liabilities	(187)	153
Current portion of operating lease liabilities	12	-
Income tax receivable and payable	83	2
	$222	$(346)

B)
Non-Cash Activities

	Three Months Ended
	March 31,
	2023	2022

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(29)	$(24)
Non-Cash Investing Activities
Property, plant and equipment accruals	$(1)	$41
Capitalized long-term incentives	(2)	5
Property additions/dispositions, including swaps	18	4

20.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at March 31, 2023:

	Expected Future Payments
(undiscounted)	2023	2024	2025	2026	2027	Thereafter	Total

Transportation and Processing	$595	$696	$581	$503	$476	$2,261	$5,112
Drilling and Field Services	244	21	-	-	-	-	265
Building Leases	7	8	8	2	-	-	25
Total	$846	$725	$589	$505	$476	$2,261	$5,402

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

Acquisition of Core Midland Basin Assets (“Permian Acquisition”)

On April 3, 2023, the Company announced it had entered into a definitive purchase agreement to acquire substantially all leasehold interest and related assets of Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC and Piedra Energy IV Holdings, LLC (collectively, the "Sellers"), which are portfolio companies of funds managed by EnCap Investments L.P. ("EnCap"), in a cash and stock transaction valued at approximately $4.275 billion before closing adjustments. Under the terms of the agreement, the Company expects to issue approximately 32.6 million shares of Ovintiv common stock and pay approximately $3.125 billion in cash to complete the transaction. The transaction has been unanimously approved by the Board of Directors and is subject to the terms and conditions set forth in the purchase agreement as well as other customary closing conditions and regulatory approvals. The transaction is expected to close in the second quarter of 2023 and has an effective date of January 1, 2023.

Divestiture of Bakken

In conjunction with the Permian Acquisition noted above, on April 3, 2023, the Company also announced an agreement to sell the entirety of its Bakken assets located in North Dakota, to Grayson Mill Bakken, LLC, which is a portfolio company of funds managed by EnCap, for approximately $825 million before closing adjustments. The transaction is expected to close in the second quarter of 2023 and is subject to ordinary closing conditions, regulatory approvals and other adjustments. The transaction has an effective date of January 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three months ended March 31, 2023 and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2023 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2022, which are included in Items 8 and 7, respectively, of the 2022 Annual Report on Form 10‑K.

Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•
Executive Overview
•
Results of Operations
•
Liquidity and Capital Resources
•
Non-GAAP Measures

Executive Overview

Strategy

Ovintiv is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Ovintiv is committed to growing long-term shareholder value by safely delivering on its strategic priorities through execution excellence, disciplined capital allocation, commercial acumen and risk management, while driving environmental, social and governance progress. The Company’s strategy is founded on its multi-basin portfolio of top tier assets, financial strength, as well as its core and foundational values.

In support of the Company’s commitment to unlocking shareholder value, Ovintiv utilizes its capital allocation framework to increase returns to shareholders while focusing on strategic opportunities to strengthen the balance sheet.

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

Ovintiv continually reviews and evaluates its strategy and changing market conditions to maximize cash flow generation from its high-quality assets and renew its premium well inventory in some of the best plays in North America. These assets form a multi-basin portfolio of oil, NGLs and natural gas producing plays enabling flexible and efficient investment of capital that support the Company’s strategy.

Underpinning Ovintiv’s strategy are core values of one, agile, innovative and driven, which guide the organization to be collaborative, responsive, flexible and determined. The Company is committed to excellence with a passion to drive corporate financial performance and shareholder value.

For additional information on Ovintiv’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of the 2022 Annual Report on Form 10-K.

In evaluating its operations and assessing its leverage, Ovintiv reviews performance-based measures such as Non‑GAAP Cash Flow and debt-based metrics such as Debt to Adjusted Capitalization, Debt to EBITDA and Debt to Adjusted EBITDA, which are non-GAAP measures and do not have any standardized meaning under U.S. GAAP. These measures may not be similar to measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. Additional information regarding these measures, including reconciliations to the closest GAAP measure, can be found in the Non-GAAP Measures section of this MD&A.

Highlights

During the first quarter of 2023, the Company focused on executing its 2023 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, minimizing the impact of inflation and delivering cash from operating activities. Lower upstream product revenues in the first quarter of 2023 compared to 2022, primarily resulted from lower average realized prices, excluding the impact of risk management activities. Decreases in average realized liquids and natural gas prices of 26 percent and six percent, respectively, were primarily due to lower benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments and Subsequent Events

•
On April 3, 2023, the Company announced it had entered into a definitive purchase agreement to acquire substantially all leasehold interest and related assets of Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC and Piedra Energy IV Holdings, LLC, which are portfolio companies of funds managed by EnCap Investments L.P. ("EnCap"), in a cash and stock transaction valued at approximately $4.275 billion before closing adjustments ("Permian Acquisition"). The acquisition will add approximately 65,000 net acres in the Midland Basin and approximately 1,050 net well locations to Ovintiv's Permian inventory. Under the terms of the agreement, the Company expects to issue approximately 32.6 million shares of Ovintiv common stock and pay approximately $3.125 billion in cash to complete the transaction. The transaction has been unanimously approved by the Board of Directors and is subject to the terms and conditions set forth in the purchase agreement as well as other customary closing conditions and regulatory approvals. The transaction is expected to close in the second quarter of 2023 and has an effective date of January 1, 2023.
•
On April 3, 2023, the Company announced an agreement to sell the entirety of its Bakken assets, comprising approximately 46,000 net acres in the Williston Basin of North Dakota, to Grayson Mill Bakken, LLC, a portfolio company managed by EnCap, for approximately $825 million before closing adjustments. The transaction is expected to close in the second quarter of 2023 and is subject to ordinary closing conditions, regulatory approvals and other adjustments. The transaction has an effective date of January 1, 2023.
•
On April 3, 2023, Ovintiv announced an increase of 20 percent to its quarterly dividend payment representing an annualized dividend of $1.20 per share of common stock as part of the Company's commitment to returning capital to shareholders.

Financial Results

Three months ended March 31, 2023

•
Reported net earnings of $487 million, including net losses on risk management in revenues of $58 million, before tax.
•
Generated cash from operating activities of $1,068 million and Non-GAAP Cash Flow of $851 million.
•
Purchased for cancellation, approximately 5.2 million shares of common stock for total consideration of approximately $239 million.
•
Paid dividends of $0.25 per share of common stock totaling $61 million.
•
Had $3.2 billion in total liquidity as at March 31, 2023, which included available credit facilities of $3.2 billion, available uncommitted demand lines of $280 million, and cash and cash equivalents of $26 million, net of outstanding commercial paper of $280 million.
•
Reported Debt to EBITDA of 0.6 times and Non-GAAP Debt to Adjusted EBITDA of 0.9 times.

Capital Investment

•
Commenced the Company’s 2023 capital plan with expenditures totaling $610 million.
•
Focused on highly efficient capital activity to minimize the impact of inflation and to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices.

Production

Three months ended March 31, 2023

•
Produced average liquids volumes of 252.2 Mbbls/d, which accounted for 49 percent of total production volumes. Average oil and plant condensate volumes of 166.0 Mbbls/d, represented 66 percent of total liquids production volumes.
•
Produced average natural gas volumes of 1,555 MMcf/d, which accounted for 51 percent of total production volumes.
•
Produced average total volumes of 511.4 MBOE/d.

Operating Expenses

•
Incurred total upstream transportation and processing expenses during the first quarter of 2023 of $414 million or $9.00 per BOE, an increase of $48 million or $0.88 per BOE compared to 2022, primarily due to higher downstream transport costs in Montney and the rate escalation of transportation contracts in Uinta and Bakken.
•
Incurred total upstream operating expenses during the first quarter of 2023 of $199 million or $4.33 per BOE, an increase of $20 million or $0.35 per BOE compared to 2022, primarily due to sustained inflationary pressures and increased activity relating to discretionary workovers.
•
Incurred total production, mineral and other taxes of $84 million, which represents approximately four percent of upstream revenues during the first quarter of 2023. Total production, mineral and other taxes decreased by $10 million compared to 2022, primarily due to lower production taxes as a result of lower commodity prices in the USA Operations.

Additional information on the items above and other expenses can be found in the Results of Operations section of this MD&A.

2023 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

Oil prices for the remainder of 2023 will be impacted by the interplay between recessionary concerns and the resulting direction of global demand for oil, continued OPEC+ production restraint and continued supply uncertainties resulting from the Russian invasion of Ukraine. Recessionary concerns continue to have an impact on global demand as central banks maintain tight monetary policies. Supply and the accumulation of global oil inventories will be impacted by changes in OPEC+ production levels, the extent of decline in oil exports from Russia and changes in production by non-OPEC countries.

In April 2023, OPEC+ announced additional production cuts to begin in May and remain in place until the end of 2023. In the same month, Russia extended its previously announced March production cuts to the end of 2023. The unforeseen production cuts resulted in immediate upward pressures on oil prices.

Natural Gas Markets

Natural gas prices are primarily impacted by structural changes in supply and demand as well as deviations from seasonally normal weather.

Natural gas prices for the remainder of 2023 will be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from the Russian invasion of Ukraine.

Company Outlook

The Company will continue to exercise discretion and discipline to optimize capital allocation throughout 2023 following the closing of the Permian Acquisition and as the commodity price environment evolves. Ovintiv pursues innovative ways to maximize cash flows and minimize the impact of inflation to reduce upstream operating and administrative expenses.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. To mitigate price volatility and provide more certainty around cash flows, the Company enters into derivative financial instruments. In contemplation of the Permian Acquisition and the expected additional production volumes in 2023, the Company has undertaken additional oil hedge positions since the agreement was announced. As at April 30, 2023, the Company has hedged approximately 92.6 Mbbls/d of expected oil and condensate production and 546 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company has commenced its 2023 capital investment program, focusing on maximizing returns from high margin liquids and generating significant cash flows in excess of capital expenditures.

During the first quarter of 2023, the Company invested $610 million, which was in line with first quarter guidance range of $600 million to $650 million. In April 2023, the Company updated its full year 2023 capital investment guidance range to $2,600 million to $2,900 million from $2,150 million to $2,350 million, reflecting the recently announced Permian Acquisition. The Company expects to meet its full year 2023 capital investment guidance.

Ovintiv continually strives to improve well performance and lower costs through innovative techniques. Ovintiv’s redesigned wet sand sourcing model incorporates on-site sand storage and delivery systems, which is designed to reduce trucking delays. This model increases operational efficiencies and contributes to well cost savings as well as providing increased resiliency against winter weather. Ovintiv's large-scale cube development model utilizes multi-well pads and advanced completion designs to maximize returns and resource recovery from its reservoirs. Ovintiv’s disciplined capital program and continuous innovation create flexibility to allocate capital in changing commodity markets to minimize the impact of inflation and maximize cash flows while preserving the long-term value of the Company’s multi-basin portfolio.

Production

During the first quarter of 2023, total average production volumes were 511.4 MBOE/d, which exceeded first quarter guidance of approximately 500.0 MBOE/d. Average oil and plant condensate production volumes were 166.0 Mbbls/d, average other NGL production volumes were 86.2 Mbbls/d and natural gas production volumes were 1,555 MMcf/d, which exceeded first quarter guidance of approximately 160.0 Mbbls/d, 84.0 Mbbls/d and 1,525 MMcf/d, respectively.

Full year 2023 guidance ranges for oil and condensate, and total production volumes were updated in April to reflect the recently announced Permian Acquisition and the sale of the Bakken assets. The Company expects to meet its full year 2023 total production guidance range of 520.0 MBOE/d to 545.0 MBOE/d, including oil and plant condensate production volumes of approximately 185.0 Mbbls/d to 195.0 Mbbls/d, other NGLs production volumes of approximately 80.0 Mbbls/d to 85.0 Mbbls/d and natural gas production volumes of approximately 1,525 MMcf/d to 1,575 MMcf/d.

Operating Expenses

With increased activity in the oil and gas industry and strong commodity prices, inflationary pressures are expected to continue to elevate service and supply costs. Upward pressure on service and supply costs will continue to be impacted by supply chain disruptions, labor shortages and increased demand for fuel, electricity and steel. Ovintiv continues to minimize inflationary pressures with efficiency improvements and effective supply chain management to reduce upstream operating expenses. The Company quickly deploys best practices across its portfolio, ultimately maximizing the performance and overall efficiency of its operations.

The Company is on track to maintain full year upstream transportation and processing costs of approximately $9.00 per BOE to $9.50 per BOE, upstream operating expenses of approximately $4.00 per BOE to $4.50 per BOE, and total production, mineral and other taxes of approximately four to five percent of upstream revenues. The Company’s upstream operations refers to the summation of the USA and Canadian operating segments.

Additional information on Ovintiv’s discrete second quarter and updated full year 2023 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

Ovintiv expects to publish its full year 2022 ESG results in its 2023 sustainability report, which highlights the Company's progress in emissions intensity reductions including an emissions reduction roadmap aimed to meet the Company's Scope 1&2 GHG emissions target by 2030. As at the end of 2022, the Company has achieved a greater than 30 percent reduction in the Scope 1&2 GHG emissions intensity and is on track to meet its emissions intensity reduction target of 50 percent by 2030. The GHG emissions reduction target is tied to the 2023 annual compensation program for all employees.

Ovintiv’s constant pursuit of efficiencies and continuous improvements allowed the Company to eliminate routine flaring in its operations. The Company is in full alignment with the World Bank Zero Routine Flaring initiative, well ahead of the World Bank’s target date of 2030.

In April 2023, the Company announced the Permian Acquisition, which the Company believes will double both oil production volumes and net premium inventory in the Permian. In contemplation of the Permian Acquisition, the Company is working to understand the impact of the new asset on the emissions profile and Ovintiv is anticipating an integration period to align the performance of its new inventory to the Company's existing assets. Ovintiv remains committed to its ESG targets.

Ovintiv is committed to diversity, equity and inclusion ("DEI"). The Company’s social commitment framework, which is rooted in the Company’s foundational values of integrity, safety, sustainability, trust and respect, fosters a culture of inclusion that respects stakeholders and strengthens communities.

Ovintiv remains committed to protecting the health and safety of its workforce. Safety is a foundational value at Ovintiv and plays a critical role in the Company’s belief that a safe workplace is a strong indicator of a well-managed business. This safety-oriented mindset enables the Company to quickly respond to emergencies and minimize any impacts to employees and business continuity. Safety performance goals are incorporated into the Company's annual compensation program. Additional information on DEI and employee safety can be found in the Human Capital section of Items 1 and 2 of the 2022 Annual Report on Form 10-K.

Additional information on Ovintiv’s ESG practices are included in its most recent Sustainability Report on the Company’s sustainability website at https://sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

	Three months ended March 31,
($ millions)	2023	2022

Product and Service Revenues
Upstream product revenues	$1,875	$2,324
Market optimization	716	1,082
Service revenues (1)	1	1
Total Product and Service Revenues	2,592	3,407

Gains (Losses) on Risk Management, Net	(58)	(1,458)
Sublease Revenues	17	18
Total Revenues	2,551	1,967

Total Operating Expenses (2)	1,873	2,167
Operating Income (Loss)	678	(200)
Total Other (Income) Expenses	65	46
Net Earnings (Loss) Before Income Tax	613	(246)
Income Tax Expense (Recovery)	126	(5)

Net Earnings (Loss)	$487	$(241)
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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended March 31,
(average for the period)	2023	2022

Oil & NGLs
WTI ($/bbl)	$76.13	$94.29
Houston ($/bbl)	77.58	95.72
Edmonton Condensate (C$/bbl)	108.24	122.08

Natural Gas
NYMEX ($/MMBtu)	$3.42	$4.95
AECO (C$/Mcf)	4.34	4.59
Dawn (C$/MMBtu)	3.67	5.60

Production Volumes and Realized Prices

	Three months ended March 31,
	Production Volumes (1)		Realized Prices (2)
	2023	2022	2023	2022

Oil (Mbbls/d, $/bbl)
USA Operations	127.2	128.2	$74.06	$93.16
Canadian Operations	0.1	0.1	71.44	82.80
Total	127.3	128.3	74.06	93.15

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	10.6	9.2	61.84	85.09
Canadian Operations	28.1	35.4	77.22	96.22
Total	38.7	44.6	73.01	93.93

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	73.7	64.8	18.73	33.55
Canadian Operations	12.5	14.4	35.17	41.23
Total	86.2	79.2	21.11	34.94

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	211.5	202.2	54.16	73.68
Canadian Operations	40.7	49.9	64.32	80.37
Total	252.2	252.1	55.80	75.00

Natural Gas (MMcf/d, $/Mcf)
USA Operations	507	475	3.40	4.82
Canadian Operations	1,048	1,012	4.80	4.56
Total	1,555	1,487	4.34	4.64

Total Production (MBOE/d, $/BOE)
USA Operations	296.1	281.3	44.52	61.08
Canadian Operations	215.3	218.6	35.50	39.44
Total	511.4	499.9	40.72	51.62

Production Mix (%)
Oil & Plant Condensate	32	34
NGLs – Other	17	16
Total Oil & NGLs	49	50
Natural Gas	51	50

Production Change
Year Over Year (%) (3)
Total Oil & NGLs	-	(9)
Natural Gas	5	(6)
Total Production	2	(7)
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

	Three months ended March 31,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2022 Upstream Product Revenues (1)	$1,075	$377	$249	$621	$2,322
Increase (decrease) due to:
Sales prices	(219)	(70)	(105)	(42)	(436)
Production volumes	(8)	(52)	20	29	(11)
2023 Upstream Product Revenues	$848	$255	$164	$608	$1,875
(1)
Revenues for the first quarter of 2022 exclude certain other revenue and royalty adjustments with no associated production volumes of $2 million.

Oil Revenues

Three months ended March 31, 2023 versus March 31, 2022

Oil revenues were lower by $227 million compared to the first quarter of 2022 primarily due to:

•
A decrease of $19.09 per bbl, or 20 percent, in the average realized oil prices which decreased revenues by $219 million. The decrease reflected lower Houston and WTI benchmark prices which were both down 19 percent.

NGL Revenues

Three months ended March 31, 2023 versus March 31, 2022

NGL revenues were lower by $207 million compared to the first quarter of 2022 primarily due to:

•
A decrease of $13.83 per bbl, or 40 percent, in the average realized other NGL prices which decreased revenues by $105 million. The decrease reflected lower other NGL benchmark prices and lower regional pricing;
•
A decrease of $20.92 per bbl, or 22 percent, in the average realized plant condensate prices which decreased revenues by $70 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were down 19 percent and 11 percent, respectively, and lower regional pricing relative to the WTI benchmark price in Canadian Operations;
•
Lower average plant condensate production volumes of 5.9 Mbbls/d decreased revenues by $52 million. Lower volumes were primarily due to natural declines and higher effective royalty rates in Montney (5.9 Mbbls/d and 1.5 Mbbls/d, respectively); and
•
Higher average other NGL production volumes of 7.0 Mbbls/d increased revenues by $20 million. Higher volumes were primarily due to higher recoveries of other NGLs in Anadarko (5.2 Mbbls/d) and successful drilling in Bakken and Permian (2.9 Mbbls/d), partially offset by third-party plant outages in Montney (1.9 Mbbls/d).

Natural Gas Revenues

Three months ended March 31, 2023 versus March 31, 2022

Natural gas revenues were lower by $13 million compared to the first quarter of 2022 primarily due to:

•
A decrease of $0.30 per Mcf, or six percent, in the average realized natural gas prices which decreased revenues by $42 million. The decrease reflected lower Dawn, NYMEX and AECO benchmark prices which were down 34 percent, 31 percent and five percent, respectively; and
•
Higher average natural gas production volumes of 68 MMcf/d increased revenues by $29 million primarily due to successful drilling in Montney, Bakken and Permian (118 MMcf/d), partially offset by higher effective royalty rates in Montney (28 MMcf/d), as well as third-party fracing impacts and plant outages in Montney (25 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at March 31, 2023 can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended March 31,
($ millions)	2023	2022

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$-	$(143)
NGLs - Plant Condensate	-	(32)
Natural Gas	(76)	(273)
Other (2)	-	2
Total	(76)	(446)

Unrealized Gains (Losses) on Risk Management	18	(1,012)
Total Gains (Losses) on Risk Management, Net	$(58)	$(1,458)

	Three months ended March 31,
(Per-unit)	2023	2022

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$-	$(12.41)
NGLs - Plant Condensate ($/bbl)	$-	$(7.99)
Natural Gas ($/Mcf)	$(0.54)	$(2.04)
Total ($/BOE)	$(1.64)	$(9.97)
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

	Three months ended March 31,
($ millions)	2023	2022

Market Optimization	$716	$1,082

Three months ended March 31, 2023 versus March 31, 2022

Market Optimization product revenues decreased $366 million compared to the first quarter of 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($200 million), lower sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($110 million) and lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($56 million).

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

	$ millions		$/BOE
Three months ended March 31,	2023	2022	2023	2022

USA Operations	$80	$90	$3.01	$3.56
Canadian Operations	4	4	$0.19	$0.19
Total	$84	$94	$1.83	$2.08

Three months ended March 31, 2023 versus March 31, 2022

Production, mineral and other taxes decreased $10 million compared to the first quarter of 2022 primarily due to:

•
Lower production tax in USA Operations due to lower commodity prices ($19 million);

partially offset by:

•
Higher oil volumes in Bakken ($5 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
Three months ended March 31,	2023	2022	2023	2022

USA Operations	$147	$135	$5.51	$5.31
Canadian Operations	267	231	$13.80	$11.72
Upstream Transportation and Processing	414	366	$9.00	$8.12

Market Optimization	41	40
Total	$455	$406

Three months ended March 31, 2023 versus March 31, 2022

Transportation and processing expense increased $49 million compared to the first quarter of 2022 primarily due to:

•
Rate escalation of transportation contracts in Uinta and Bakken ($17 million), higher costs relating to the diversification of the Company's downstream markets ($17 million), higher flow-through rates resulting from increased third-party plant operating costs in Montney ($14 million), higher downstream transport costs in Montney ($13 million) and higher gas volumes in Bakken and Permian ($9 million);

partially offset by:

•
Higher U.S./Canadian dollar exchange rate ($15 million) and lower variable contract rates in Permian ($12 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
Three months ended March 31,	2023	2022	2023	2022

USA Operations	$170	$142	$6.39	$5.58
Canadian Operations	29	37	$1.50	$1.90
Upstream Operating Expense (1)	199	179	$4.33	$3.98

Market Optimization	7	9
Total	$206	$188
(1)
Upstream Operating Expense per BOE for the first quarter of 2023 includes long-term incentive costs of $0.07/BOE (2022 - $0.18/BOE).

Three months ended March 31, 2023 versus March 31, 2022

Operating expense increased $18 million compared to the first quarter of 2022 primarily due to:

•
Sustained inflationary pressures and increased activity relating to discretionary workovers ($42 million);

partially offset by:

•
The sale of portions of Uinta assets in the third quarter of 2022 ($13 million) and lower long-term incentive costs resulting from a decrease in the Company's share price compared to an increase in 2022 ($7 million).

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

	Three months ended March 31,
($ millions)	2023	2022

Market Optimization	$701	$1,066

Three months ended March 31, 2023 versus March 31, 2022

Purchased product expense decreased $365 million compared to the first quarter of 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($201 million), lower third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($110 million) and lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($54 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost center are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2022 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates, as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2022 Annual Report on Form 10-K.

	$ millions		$/BOE
Three months ended March 31,	2023	2022	2023	2022

USA Operations	$294	$200	$11.03	$7.91
Canadian Operations	65	59	$3.38	$2.98
Upstream DD&A	359	259	$7.81	$5.75

Corporate & Other	5	5
Total	$364	$264

Three months ended March 31, 2023 versus March 31, 2022

DD&A increased $100 million compared to the first quarter of 2022 primarily due to:

•
Higher depletion rates in the USA and Canadian Operations ($83 million and $12 million, respectively) and higher production volumes in the USA Operations ($11 million);

partially offset by:

•
Higher U.S./Canadian dollar exchange rate ($4 million).

The depletion rate in the USA and Canadian Operations increased $3.12 per BOE and $0.40 per BOE, respectively compared to the first quarter of 2022 primarily due to a higher depletable base.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. Costs primarily include salaries and benefits, operating lease, office, information technology, restructuring and long-term incentive costs.

	$ millions		$/BOE
Three months ended March 31,	2023	2022	2023	2022

Administrative, excluding Long-Term Incentive,
Restructuring and Legal Costs, and Current
Expected Credit Losses (1)	$71	$66	$1.52	$1.48
Long-term incentive costs	(19)	79	(0.41)	1.75
Restructuring and legal costs	6	(1)	0.14	(0.03)
Total Administrative	$58	$144	$1.25	$3.20
(1)
The first quarter of 2023 include costs related to The BOW office lease of $28 million (2022 - $29 million), half of which is recovered from sublease revenues.

Three months ended March 31, 2023 versus March 31, 2022

Administrative expense decreased $86 million compared to the first quarter of 2022 primarily due to:

•
Recovery of long-term incentive costs resulting from a decrease in the Company’s share price in the first quarter of 2023 compared to an increase in 2022 ($98 million).

Additional information on the Company’s long-term incentive costs can be found in Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended March 31,
($ millions)	2023	2022

Interest	$71	$74
Foreign Exchange (Gain) Loss, Net	(3)	(1)
Other (Gains) Losses, Net	(3)	(27)
Total Other (Income) Expenses	$65	$46

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2023 versus March 31, 2022

Interest expense decreased $3 million compared to the first quarter of 2022 primarily due to:

•
Interest savings related to the redemption of certain senior notes in 2022 ($18 million);

partially offset by:

•
Interest expense related to outstanding balances under the Company's U.S. commercial paper ("U.S. CP") program ($8 million) and an assessment related to certain prior years' tax items ($8 million).

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

Three months ended March 31, 2023 versus March 31, 2022

Net foreign exchange gain increased $2 million compared to the first quarter of 2022 primarily due to:

•
Gains on other monetary revaluations compared to losses in 2022 ($5 million) and higher unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada ($3 million);

partially offset by:

•
Realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada compared to gains in 2022 ($5 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets, government stimulus programs and adjustments related to other assets.

Other gains in the first quarter of 2023 includes interest income of $2 million. Other gains in the first quarter of 2022 includes interest income of $22 million primarily associated with the resolution of prior years’ tax items.

Income Tax

	Three months ended March 31,
($ millions)	2023	2022

Current Income Tax Expense (Recovery)	$62	$3
Deferred Income Tax Expense (Recovery)	64	(8)
Income Tax Expense (Recovery)	$126	$(5)

Effective Tax Rate	20.6%	2.0%

Income Tax Expense (Recovery)

Three months ended March 31, 2023 versus March 31, 2022

In the first quarter of 2023, Ovintiv recorded an income tax expense of $126 million compared to an income tax recovery of $5 million in 2022 primarily due to changes in valuation allowances and the expected full utilization of Ovintiv's Canadian operating losses resulting in Canadian current tax in 2023.

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

The Company’s effective tax rate was 2.0 percent for the first quarter of 2022, which was lower than the U.S federal statutory tax rate of 21 percent primarily due to a lower annual effective income tax rate resulting from a reduction in valuation allowances.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and seeks to ensure that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations and capital allocation framework or to manage its capital structure as discussed below.

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

	As at March 31,
($ millions, except as indicated)	2023	2022

Cash and Cash Equivalents	$26	$271
Available Credit Facilities (1)	3,200	4,000
Available Uncommitted Demand Lines (2)	280	312
Issuance of U.S. Commercial Paper	(280)	-
Total Liquidity	$3,226	$4,583

Long-Term Debt, including current portion	$3,756	$4,775
Total Shareholders’ Equity (3)	$7,894	$4,684

Debt to Capitalization (%) (4)	32	50
Debt to Adjusted Capitalization (%) (5)	19	28
(1)
2023 includes available credit facilities of $1.9 billion in the U.S. and $1.3 billion in Canada (2022 - $2.5 billion and $1.5 billion, respectively).
(2)
Includes three uncommitted demand lines totaling $322 million, net of $42 million in related undrawn letters of credit (2022 - $340 million and $28 million, respectively).
(3)
Shareholders’ Equity reflects the shares of common stock purchased, for cancellation, under the Company’s NCIB program.
(4)
Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(5)
A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in July 2026, provide financial flexibility and allow the Company to fund its operations or capital investment program. At March 31, 2023, $300 million was outstanding under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at March 31, 2023, the Company had $280 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 5.66 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at March 31, 2023 and were reaffirmed following the announcement of the Permian Acquisition.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $3.2 billion as at March 31, 2023. At March 31, 2023, Ovintiv also had approximately $42 million in undrawn letters of credit issued in the normal course of business primarily as collateral security related to sales arrangements.

In April 2023, the Company announced the Permian Acquisition in a cash and stock transaction valued at approximately $4.275 billion before closing adjustments. Ovintiv is expected to issue approximately 32.6 million shares of common stock and the cash portion of this transaction is expected to be funded through a combination of cash on hand, cash proceeds received from the pending sale of the Company's Bakken assets, as well as proceeds from new debt financing and/or borrowings under the Company's credit facility. If required, the Company has also received fully committed bridge financing to facilitate the transaction.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement was renewed in March 2023.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at March 31, 2023, the Company’s Debt to Adjusted Capitalization was 19 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of the 2022 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the first quarter of 2023, Ovintiv primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended March 31,
($ millions)	Activity Type	2023	2022

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$1,068	$685
Proceeds from divestitures	Investing	12	1
Net issuance of revolving long-term debt	Financing	187	-
Other	Investing	-	48
		1,267	734

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	610	451
Acquisitions	Investing	199	15
Repayment of long-term debt (1)	Financing	-	6
Purchase of shares of common stock	Financing	239	71
Dividends on shares of common stock	Financing	61	52
Other	Investing/Financing	137	64
		1,246	659
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		-	1
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$21	$76
(1)
Includes open market repurchases in 2022.

Operating Activities

Net cash from operating activities in the first quarter of 2023 was $1,068 million and was primarily a reflection of the impacts from changes in non‑cash working capital, lower realized losses on risk management in revenues, partially offset by lower average realized commodity prices.

Additional detail on changes in non-cash working capital can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the first quarter of 2023 was $851 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended March 31, 2023 versus March 31, 2022

Net cash from operating activities increased $383 million compared to the first quarter of 2022 primarily due to:

•
Changes in non-cash working capital ($568 million), lower realized losses on risk management in revenues compared to 2022 ($370 million), lower administrative expenses, excluding non-cash long-term incentive costs ($24 million), and lower production, mineral and other taxes ($10 million);

partially offset by:

•
Lower realized commodity prices ($436 million), higher transportation and processing expense ($49 million), higher operating expense, excluding non-cash long-term incentive costs ($24 million), lower interest income ($20 million) and lower production volumes ($11 million).

Investing Activities

Cash used in investing activities in the first quarter of 2023 was $863 million primarily due to acquisitions and capital expenditures. Capital expenditures, and acquisition and divestiture activities are summarized in Notes 2 and 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital expenditures increased $159 million compared to the first quarter of 2022, primarily due to inflationary cost pressures and timing of projects.

Acquisitions in the first quarter of 2023 were $199 million (2022 - $15 million), which primarily included property purchases with oil and liquids rich potential.

Divestitures in the first quarter of 2023 were $12 million, which primarily included the sale of certain properties that did not complement Ovintiv's existing portfolio of assets.

Financing Activities

Net cash used in financing activities has been impacted by the Company’s strategic objective to return value to shareholders by repaying or repurchasing existing debt, purchasing shares of common stock and paying dividends.

Net cash used in financing activities in the first quarter of 2023 decreased by $9 million compared to 2022. The decrease was primarily due to a net issuance of revolving long-term debt ($187 million), partially offset by increased purchases of shares of common stock under the Company’s NCIB program in 2023 compared to 2022 ($168 million) and an increase in dividend payments in 2023 ($9 million).

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

The Company’s long-term debt, including the current portion of $580 million, totaled $3,756 million at March 31, 2023. The Company’s long-term debt at December 31, 2022, including the current portion of $393 million, totaled $3,570 million. As at March 31, 2023, the Company has no fixed rate long-term debt due until 2026 and beyond.

In support of the Company’s commitment to unlocking shareholder value, Ovintiv utilizes its capital allocation framework to increase returns to shareholders and to focus on strategic opportunities to strengthen the balance sheet. Ovintiv expects to continue to deliver additional shareholder returns through share buybacks under its NCIB program.

For additional information on long-term debt, refer to Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended March 31,
($ millions, except as indicated)	2023	2022

Dividend Payments	$61	$52
Dividend Payments ($/share)	$0.25	$0.20

On April 2, 2023, the Board of Directors declared a dividend of $0.30 per share of common stock payable on June 30, 2023 to common shareholders of record as of June 15, 2023. This represents an increase of 20 percent to the quarterly dividend payments.

Dividends increased $9 million compared to the first quarter of 2022, as a result of Ovintiv increasing its annualized dividend to $1.00 per share of common stock in the second quarter of 2022. The dividend increase reflects the Company’s commitment to returning capital to shareholders.

Normal Course Issuer Bid

On September 28, 2022, the Company announced it had received regulatory approval for the renewal of its NCIB program, that enables the Company to purchase, for cancellation or return to treasury, up to approximately 24.8 million shares of common stock over a 12-month period from October 3, 2022 to October 2, 2023. The number of shares authorized for purchase represents approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at September 19, 2022. The Company expects to continue to execute the renewed NCIB program in conjunction with its capital allocation framework.

In the first quarter of 2023, under the current NCIB program, the Company purchased, for cancellation, approximately 5.2 million shares of common stock for total consideration of approximately $239 million.

Material Cash Requirements

For information on material cash requirements, refer to the Material Cash Requirements section of the MD&A included in Item 7 of the 2022 Annual Report on Form 10-K.

Commitments and Contingencies

For information on commitments and contingencies, refer to Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes to the Company's critical accounting policies and use of estimates from the disclosures reported in the “Critical Accounting Estimates” section of the MD&A included in Item 7 of the 2022 Annual Report on Form 10-K.

Non-GAAP Measures

Certain measures in this document do not have any standardized meaning as prescribed by U.S. GAAP and, therefore, are considered non-GAAP measures. These measures may not be comparable to similar measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. These measures are commonly used in the oil and gas industry and by Ovintiv to provide shareholders and potential investors with additional information regarding the Company’s liquidity and its ability to generate funds to finance its operations. Non-GAAP measures include: Non-GAAP Cash Flow, Debt to Adjusted Capitalization, Debt to EBITDA and Debt to Adjusted EBITDA. Management’s use of these measures is discussed further below.

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

	Three months ended March 31,
($ millions, except as indicated)	2023	2022

Cash From (Used in) Operating Activities	$1,068	$685
(Add back) deduct:
Net change in other assets and liabilities	(5)	(12)
Net change in non-cash working capital	222	(346)
Non-GAAP Cash Flow	$851	$1,043

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

($ millions, except as indicated)	March 31, 2023	December 31, 2022

Debt (Long-Term Debt, including Current Portion)	$3,756	$3,570
Total Shareholders’ Equity	7,894	7,689
Capitalization	$11,650	$11,259
Debt to Capitalization	32%	32%

Debt (Long-Term Debt, including Current Portion)	$3,756	$3,570
Total Shareholders’ Equity	7,894	7,689
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$19,396	$19,005
Debt to Adjusted Capitalization	19%	19%

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

($ millions, except as indicated)	March 31, 2023	December 31, 2022

Debt (Long-Term Debt, including Current Portion)	$3,756	$3,570

Net Earnings (Loss)	4,365	3,637
Add back (deduct):
Depreciation, depletion and amortization	1,213	1,113
Interest	308	311
Income tax expense (recovery)	54	(77)
EBITDA	$5,940	$4,984
Debt to EBITDA (times)	0.6	0.7

Net Earnings (Loss)	4,365	3,637
Add back (deduct):
Depreciation, depletion and amortization	1,213	1,113
Accretion of asset retirement obligation	18	18
Interest	308	311
Unrealized (gains) losses on risk management	(1,771)	(741)
Foreign exchange (gain) loss, net	13	15
Other (gains) losses, net	(9)	(33)
Income tax expense (recovery)	54	(77)
Adjusted EBITDA	$4,191	$4,243
Debt to Adjusted EBITDA (times)	0.9	0.8

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Part 1, Item 2 of this Quarterly Report on Form 10‑Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of the 2022 Annual Report on Form 10‑K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 18 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

	March 31, 2023
(US$ millions)	10% Price Increase	10% Price Decrease

Crude oil price	$(24)	$30
NGL price	(2)	2
Natural gas price	(17)	16

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same period in 2022.

	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$(5)
Transportation and Processing Expense (1)	(15)	$(0.32)
Operating Expense (1)	(2)	(0.05)
Administrative Expense	(5)	(0.10)
Depreciation, Depletion and Amortization (1)	(4)	(0.08)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2023, Ovintiv has entered into $401 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3356 to US$1, which mature monthly through the remainder of 2023.

As at March 31, 2023, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	March 31, 2023
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$129	$(157)

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

As at March 31, 2023, Ovintiv had floating rate revolving credit and term loan borrowings of $580 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $6 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Ovintiv’s internal control over financial reporting during the first quarter of 2023 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2022 Annual Report on Form 10‑K and Note 20 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 other than those listed in this section.

Completion of the Permian Acquisition is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis or at all. Failure to complete the Permian Acquisition could have material and adverse effects on us.

Completion of the Permian Acquisition is subject to a number of conditions, including, among other things, the termination or expiration of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the completion of the Permian Acquisition uncertain. In addition, the purchase agreement contains certain termination rights for both us and the Sellers’ representative, which if exercised, will also result in the Permian Acquisition not being consummated. Furthermore, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Permian Acquisition or require changes to the terms thereof. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the transactions or of imposing additional costs or limitations on us following completion of the Permian Acquisition, any of which might have an adverse effect on us following completion of the Permian Acquisition.

If the Permian Acquisition is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Permian Acquisition, we will be subject to a number of risks, including the following:

•
we will be required to pay our costs relating to the Permian Acquisition, such as legal, accounting and financial advisory expenses, whether or not the transactions are completed;
•
time and resources committed by our management to matters relating to the Permian Acquisition could otherwise have been devoted to pursuing other beneficial opportunities;
•
the market price of Ovintiv’s common stock could decline to the extent that the current market price reflects a market assumption that the Permian Acquisition will be completed;
•
we may experience negative reactions from employees, customers or vendors; and
•
since the purchase agreement restricts the conduct of our business prior to completion of the Permian Acquisition, we may not have been able to take certain actions during the pendency of the transaction that would have benefitted us as an independent company and the opportunity to take such actions may no longer be available.

In addition to the above risks, if the purchase agreement is terminated and our Board seeks another acquisition, Ovintiv’s shareholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to us as the Permian Acquisition. Also, if the purchase agreement is terminated under certain specified circumstances by the Sellers or the Sellers’ representative (on behalf of the Sellers), the $213.8 million deposit placed by us into escrow at signing, to be credited toward the cash consideration payable at the closing of the Permian Acquisition, will be disbursed to the Sellers.

If the Permian Acquisition is consummated, we may be unable to successfully integrate the assets into our business or achieve the anticipated benefits of the Permian Acquisition.

Our ability to achieve the anticipated benefits of the Permian Acquisition will depend in part upon whether we can integrate the assets and their operations into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties, including the assets, requires an assessment of several factors, including:

•
recoverable reserves;

•
future natural gas and oil prices and their appropriate differentials;
•
availability and cost of transportation of production to markets;
•
availability and cost of drilling equipment and of skilled personnel;
•
development and operating costs including sand, access to water and potential environmental and other liabilities; and
•
regulatory, permitting and similar matters.

The accuracy of these assessments is inherently uncertain. In connection with our assessment of the assets, we have performed a review of the subject properties that we believe to be generally consistent with industry practices. The review was based on our analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines without review by an independent petroleum engineering firm. Data used in such review was furnished by the Sellers and/or the affiliates of Sellers, or obtained from publicly available sources. Our review may not reveal all existing or potential problems or permit us to fully assess the deficiencies and potential recoverable reserves for all of the assets, and the reserves and production related to the assets may differ materially after such data is reviewed by an independent petroleum engineering firm or further by us. Inspections were not performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken.

The integration process may be subject to delays or changed circumstances, and we can give no assurance that the assets will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the Permian Acquisition will materialize.

We and the affiliates of Sellers that we intend to acquire in the Permian Acquisition will be subject to business uncertainties while the Permian Acquisition is pending, which could adversely affect our business.

In connection with the pendency of the Permian Acquisition, it is possible that certain persons with whom we or the Sellers and/or the affiliates of Sellers have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or the Sellers and/or the affiliates of Sellers, as the case may be, as a result of the Permian Acquisition, which could negatively affect our or the Sellers’ and/or the affiliates of Sellers' revenues, earnings and cash flows as well as the market price of Ovintiv’s common stock, regardless of whether the Permian Acquisition is completed. Also, our and the Sellers’ and/or the affiliates of Sellers’ ability to attract, retain and motivate employees may be impaired until the Permian Acquisition is completed, and our ability to do so may be impaired for a period of time thereafter, as current and prospective employees may experience uncertainty about their roles within the company following the Permian Acquisition.

Under the terms of the purchase agreement, we and the Sellers, as well as the affiliates of Sellers, are subject to certain restrictions on the conduct of business prior to the closing of the Permian Acquisition, which may adversely affect our and the Sellers’ ability to execute certain of our and their business strategies, including the ability in certain cases to modify or enter into certain contracts, acquire or dispose of certain assets, incur or prepay certain indebtedness, incur encumbrances, make capital expenditures or settle claims. Such limitations could negatively affect our and the Sellers’ businesses and operations prior to the completion of the Permian Acquisition.

We and our subsidiaries will have substantial indebtedness after giving effect to the Permian Acquisition, which may limit our financial flexibility and adversely affect our financial results.

As of March 31, 2023, we had total long-term debt of approximately $3.8 billion, consisting primarily of our senior unsecured notes and the amounts outstanding under our revolving credit facilities. The cash portion of the consideration for the Permian Acquisition is expected to be funded through a combination of cash on hand, cash proceeds received from the Bakken sale divestiture, as well as borrowings under the Company's credit facility and/or proceeds from new debt financing. Our pro forma indebtedness will represent an increase in comparison to our indebtedness on a recent historical basis. We believe that post-transaction we will retain our investment grade credit ratings. However, any increase in our indebtedness could have adverse effects on our financial condition and results of operations, including:

•
increasing difficulty to satisfy our obligations with respect to our debt obligations, including any repurchase obligations that may arise thereunder;

•
diverting a significant portion of our cash flows to service our indebtedness, which could reduce the funds available to us for operations and other purposes;
•
increasing our vulnerability to general adverse economic and industry conditions;
•
placing us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, may be able to take advantage of opportunities that we would be unable to pursue due to our indebtedness;
•
limiting our ability to access the capital markets to raise capital on favorable terms;
•
impairing our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes; and
•
increasing our vulnerability to interest rate increases, as our borrowings under our revolving credit facility are at variable interest rates.

We believe that will have flexibility to repay, refinance, repurchase, redeem, exchange or otherwise terminate large portions of our outstanding debt obligations following the Permian Acquisition. However, there can be no guarantee that we would be able to execute such refinancings on favorable terms or at all, and a high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. Our future performance depends on many factors independent of the Permian Acquisition, some of which are beyond our control, such as general economic conditions and oil and natural gas prices. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.

We have incurred and will incur significant transaction costs in connection with the Permian Acquisition.

We have incurred, and are expected to continue to incur, a number of non-recurring costs associated with the Permian Acquisition, combining the operations of the assets with ours and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Permian Acquisition is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors and employee severance and benefit costs. We will also incur costs related to formulating and implementing integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of synergies and efficiencies related to the integration of the assets, should allow us to offset these transaction costs over time, this net benefit may not be achieved in the near term or at all.

The Permian Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

Because shares of our common stock will be issued upon the consummation of the Permian Acquisition, it is possible that, although we currently expect the Permian Acquisition to be accretive to earnings per share, the Permian Acquisition may be dilutive to our earnings per share, which could negatively affect the market price of Ovintiv’s common stock. In connection with the completion of the Permian Acquisition, based on the number of issued and outstanding shares of our common stock as of April 3, 2023, we will issue approximately 32.6 million shares of our common stock to the Sellers. The issuance of these new shares of our common stock could have the effect of depressing the market price of our common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or increase at a reduced rate. Furthermore, the Sellers or our current stockholders may not wish to continue to invest in our expanded operations of the combined company, or for other reasons may wish to dispose of some or all of their interests in Ovintiv, and as a result may seek to sell their shares of our common stock following, or in anticipation of, completion of the Permian Acquisition. The purchase agreement and/or related transaction agreements delivered in connection therewith restrict the ability of the Sellers to sell such shares of our common stock for 90 days following completion of the Permian Acquisition. Therefore, these sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of our common stock, may affect the market for, and the market price of, our common stock in an adverse manner. If the Permian Acquisition is completed and our stockholders, including the Sellers, sell substantial amounts of our common stock in the public market following the consummation of the Permian Acquisition, the market price of our common stock may decrease. These sales might also make it more difficult for us to raise capital by selling equity or equity-related securities at a time and price that we otherwise would deem appropriate.

Our results may suffer if we do not effectively manage our expanded operations following the Permian Acquisition.

The success of the Permian Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our and Sellers’ businesses, including the need to integrate the operations and businesses of the Sellers into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors, industry contacts and business partners.

The anticipated benefits and cost savings of the Permian Acquisition not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. There could also be unknown liabilities and unforeseen expenses associated with the Permian Acquisition were not discovered in the due diligence review conducted by each company prior to entering into the purchase agreement.

Securities class action and derivative lawsuits may be brought against us in connection with the Permian Acquisition, which could result in substantial costs and may delay or prevent the Permian Acquisition from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Lawsuits that may be brought against us or our or their directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin us from consummating the Permian Acquisition. One of the conditions to the closing of the Permian Acquisition is that no court, tribunal or other governmental authority of competent jurisdiction has issued a final and non-appealable order, decree, injunction or judgment restraining, enjoining or otherwise prohibiting the consummation of the Permian Acquisition. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Permian Acquisition, that injunction may delay or prevent the Permian Acquisition from being completed within the expected timeframe or at all, which may adversely affect our business, financial position and results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On September 28, 2022, the Company announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 24.8 million shares of common stock pursuant to a NCIB over a 12-month period from October 3, 2022 to October 2, 2023. The number of shares of common stock authorized for purchase represents 10 percent of Ovintiv’s issued and outstanding shares of common stock as at September 19, 2022.

During the three months ended March 31, 2023, the Company purchased approximately 5.2 million shares of common stock for total consideration of approximately $238 million at a weighted average price of $45.74. The following table presents the common shares purchased during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2023	1,312,436	$49.43	1,312,436	20,049,220
February 1 to February 28, 2023	1,551,789	45.80	1,551,789	18,497,431
March 1 to March 31, 2023	2,339,252	43.63	2,339,252	16,158,179
Total	5,203,477	$45.74	5,203,477	16,158,179
(1)
2,864,225 shares of common stock were repurchased through our broker in accordance with a Rule 10b5-1 compliant plan initially adopted by the Company on September 30, 2021.
(2)
Includes commissions but excludes excise taxes.

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
2.1*

Securities Purchase Agreement, dated April 3, 2023, by and among Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC, Piedra Energy IV Holdings, LLC, Black Swan Permian, LLC, Black Swan Operating, LLC, PetroLegacy Energy II, LLC, PearlSnap Midstream, LLC, Piedra Energy III, LLC and Piedra Energy IV, LLC, solely in its capacity as Sellers’ Representative, NMB Seller Representative, LLC, and Ovintiv Inc. and Ovintiv USA Inc (incorporated by reference to Exhibit 2.1 to Ovintiv’s Current Report on Form 8-K filed on April 3, 2023, SEC File No. 001-39191).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL.

* Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Ovintiv Inc. hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

** The certifications on Exhibits 32.1 and 32.2 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certifications will not be deemed incorporated by reference to any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: May 9, 2023