Form 10-Q
period 2023-06-30
Ovintiv Inc.
filed 2023-07-27
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of July 21, 2023	273,860,224

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

“SIB” means substantial issuer bid.

“S&P 400” means Standard and Poor’s MidCap 400 index.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q, and the other documents incorporated herein by reference (if any), contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10‑Q include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any future acquisition and divestiture transactions; the Company’s ability to successfully integrate any acquired assets (including the Permian Acquisition as defined in Note 8 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q)) into its business; drilling plans and programs, including availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s capital structure and ability to access credit facilities, credit markets and other sources of liquidity; the ability of the Company to timely achieve its stated ESG goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase of the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. The risks and uncertainties that may affect the operations, performance and results of our business and forward-looking statements include, but are not limited to, those set forth in Item 1A. Risk Factors of the Company’s most recent Annual Report on Form 10‑K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023; and other risks and uncertainties impacting the Company’s business as described from time to time in the Company’s other periodic filings with the SEC or Canadian securities regulators.

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

The reader should carefully read the risk factors described in Item 1A. Risk Factors of the 2022 Annual Report on Form 10‑K and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions, except per share amounts)		2023	2022	2023	2022

Revenues	(Note 2)
Product and service revenues	(Note 3)	$2,352	$4,014	$4,944	$7,421
Gains (losses) on risk management, net	(Note 19)	147	(295)	89	(1,753)
Sublease revenues	(Note 10)	18	17	35	35
Total Revenues		2,517	3,736	5,068	5,703

Operating Expenses	(Note 2)
Production, mineral and other taxes		76	118	160	212
Transportation and processing		452	453	907	859
Operating	(Notes 16, 17)	175	180	381	368
Purchased product		692	1,115	1,393	2,181
Depreciation, depletion and amortization		419	278	783	542
Accretion of asset retirement obligation		4	5	9	10
Administrative	(Notes 8, 16, 17)	168	71	226	215
Total Operating Expenses		1,986	2,220	3,859	4,387
Operating Income (Loss)		531	1,516	1,209	1,316

Other (Income) Expenses
Interest	(Note 4)	80	91	151	165
Foreign exchange (gain) loss, net	(Notes 5, 19)	25	3	22	2
Other (gains) losses, net	(Note 17)	(11)	-	(14)	(27)
Total Other (Income) Expenses		94	94	159	140
Net Earnings (Loss) Before Income Tax		437	1,422	1,050	1,176
Income tax expense (recovery)	(Note 6)	101	65	227	60
Net Earnings (Loss)		$336	$1,357	$823	$1,116

Net Earnings (Loss) per Share of Common Stock	(Note 13)
Basic		$1.35	$5.28	$3.33	$4.34
Diluted		1.34	5.21	3.28	4.26
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 13)
Basic		249.4	257.2	246.9	257.3
Diluted		250.8	260.6	250.8	262.1

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2023	2022	2023	2022

Net Earnings (Loss)		$336	$1,357	$823	$1,116
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 14)	53	(59)	55	(31)
Pension and other post-employment benefit plans	(Notes 14, 17)	(1)	(2)	(3)	(3)
Other Comprehensive Income (Loss)		52	(61)	52	(34)
Comprehensive Income (Loss)		$388	$1,296	$875	$1,082

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		June 30,	December 31,
(US$ millions)		2023	2022

Assets
Current Assets
Cash and cash equivalents		$52	$5
Accounts receivable and accrued revenues (net of allowances
of $4 million (2022: $4 million))	(Note 3)	1,253	1,594
Risk management	(Notes 18, 19)	167	53
Income tax receivable		7	43
		1,479	1,695
Property, Plant and Equipment, at cost:	(Note 9)
Oil and natural gas properties, based on full cost accounting
Proved properties		62,058	57,054
Unproved properties		1,989	1,172
Other		945	882
Property, plant and equipment		64,992	59,108
Less: Accumulated depreciation, depletion and amortization		(50,775)	(49,640)
Property, plant and equipment, net	(Note 2)	14,217	9,468
Other Assets		1,047	1,004
Risk Management	(Notes 18, 19)	21	34
Deferred Income Taxes		157	271
Goodwill	(Note 2)	2,598	2,584
	(Note 2)	$19,519	$15,056

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,443	$2,221
Current portion of operating lease liabilities		85	76
Income tax payable		97	4
Risk management	(Notes 18, 19)	5	86
Current portion of long-term debt	(Note 11)	680	393
		3,310	2,780
Long-Term Debt	(Note 11)	5,454	3,177
Operating Lease Liabilities		847	814
Other Liabilities and Provisions	(Note 12)	118	131
Risk Management	(Notes 18, 19)	7	-
Asset Retirement Obligation		283	281
Deferred Income Taxes		184	184
		10,203	7,367
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2023 issued and outstanding: 273.9 million shares (2022: 245.7 million shares)	(Note 13)	3	3
Paid in surplus	(Note 13)	8,671	7,776
Retained earnings (Accumulated deficit)		(401)	(1,081)
Accumulated other comprehensive income	(Note 14)	1,043	991
Total Shareholders’ Equity		9,316	7,689
		$19,519	$15,056

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended June 30, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2023		$3	$7,555	$(655)	$991	$7,894
Net Earnings (Loss)		-	-	336	-	336
Dividends on Shares of Common Stock ($0.30 per share)	(Note 13)	-	-	(82)	-	(82)
Shares of Common Stock Purchased under Normal
Course Issuer Bid	(Note 13)	-	(89)	-	-	(89)
Shares of Common Stock Issued	(Notes 8, 13, 20)	-	1,169	-	-	1,169
Equity-Settled Compensation Costs		-	36	-	-	36
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	52	52
Balance, June 30, 2023		$3	$8,671	$(401)	$1,043	$9,316

Three Months Ended June 30, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2022		$3	$8,334	$(4,772)	$1,119	$4,684
Net Earnings (Loss)		-	-	1,357	-	1,357
Dividends on Shares of Common Stock ($0.25 per share)	(Note 13)	-	-	(64)	-	(64)
Shares of Common Stock Purchased under Normal
Course Issuer Bid	(Note 13)	-	(135)	-	-	(135)
Equity-Settled Compensation Costs		-	40	-	-	40
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(61)	(61)
Balance, June 30, 2022		$3	$8,239	$(3,479)	$1,058	$5,821

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689
Net Earnings (Loss)		-	-	823	-	823
Dividends on Shares of Common Stock ($0.55 per share)	(Note 13)	-	-	(143)	-	(143)
Shares of Common Stock Purchased under Normal
Course Issuer Bid	(Note 13)	-	(328)	-	-	(328)
Shares of Common Stock Issued	(Notes 8, 13, 20)	-	1,169	-	-	1,169
Equity-Settled Compensation Costs		-	54	-	-	54
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	52	52
Balance, June 30, 2023		$3	$8,671	$(401)	$1,043	$9,316

Six Months Ended June 30, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074
Net Earnings (Loss)		-	-	1,116	-	1,116
Dividends on Shares of Common Stock ($0.45 per share)	(Note 13)	-	-	(116)	-	(116)
Shares of Common Stock Purchased under Normal
Course Issuer Bid	(Note 13)	-	(206)	-	-	(206)
Equity-Settled Compensation Costs		-	(13)	-	-	(13)
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(34)	(34)
Balance, June 30, 2022		$3	$8,239	$(3,479)	$1,058	$5,821

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2023	2022	2023	2022

Operating Activities
Net earnings (loss)		$336	$1,357	$823	$1,116
Depreciation, depletion and amortization		419	278	783	542
Accretion of asset retirement obligation		4	5	9	10
Deferred income taxes	(Note 6)	47	58	111	50
Unrealized (gain) loss on risk management	(Note 19)	(142)	(513)	(160)	499
Unrealized foreign exchange (gain) loss	(Note 5)	10	7	5	4
Foreign exchange on settlements	(Note 5)	4	-	3	(1)
Other		21	32	(24)	47
Net change in other assets and liabilities		(12)	(13)	(17)	(25)
Net change in non-cash working capital	(Note 20)	144	133	366	(213)
Cash From (Used in) Operating Activities		831	1,344	1,899	2,029

Investing Activities
Capital expenditures	(Note 2)	(640)	(511)	(1,250)	(962)
Acquisitions	(Note 7)	(15)	(7)	(214)	(22)
Corporate acquisition, net of cash acquired	(Note 8)	(3,225)	-	(3,225)	-
Proceeds from divestitures	(Note 7)	717	4	729	5
Net change in investments and other		155	-	89	48
Cash From (Used in) Investing Activities		(3,008)	(514)	(3,871)	(931)

Financing Activities
Net issuance (repayment) of revolving long-term debt	(Note 11)	100	215	287	215
Issuance of long-term debt	(Note 11)	2,278	-	2,278	-
Repayment of long-term debt	(Note 11)	-	(1,103)	-	(1,109)
Purchase of shares of common stock	(Note 13)	(89)	(135)	(328)	(206)
Dividends on shares of common stock	(Note 13)	(82)	(64)	(143)	(116)
Finance lease payments and other		(1)	(2)	(72)	(66)
Cash From (Used in) Financing Activities		2,206	(1,089)	2,022	(1,282)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(3)	(4)	(3)	(3)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		26	(263)	47	(187)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		26	271	5	195
Cash, Cash Equivalents and Restricted Cash, End of Period		$52	$8	$52	$8

Cash, End of Period		$9	$8	$9	$8
Cash Equivalents, End of Period		43	-	$43	-
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$52	$8	$52	$8

Supplementary Cash Flow Information	(Note 20)

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

Results of Operations (For the three months ended June 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2023	2022	2023	2022	2023	2022

Revenues
Product and service revenues	$1,181	$1,925	$468	$962	$703	$1,127
Gains (losses) on risk management, net	5	(383)	-	(425)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,186	1,542	468	537	703	1,127

Operating Expenses
Production, mineral and other taxes	73	115	3	3	-	-
Transportation and processing	148	159	268	253	36	41
Operating	167	149	2	25	6	6
Purchased product	-	-	-	-	692	1,115
Depreciation, depletion and amortization	336	217	78	56	-	-
Total Operating Expenses	724	640	351	337	734	1,162
Operating Income (Loss)	$462	$902	$117	$200	$(31)	$(35)

			Corporate & Other		Consolidated
			2023	2022	2023	2022

Revenues
Product and service revenues			$-	$-	$2,352	$4,014
Gains (losses) on risk management, net			142	513	147	(295)
Sublease revenues			18	17	18	17
Total Revenues			160	530	2,517	3,736

Operating Expenses
Production, mineral and other taxes			-	-	76	118
Transportation and processing			-	-	452	453
Operating			-	-	175	180
Purchased product			-	-	692	1,115
Depreciation, depletion and amortization			5	5	419	278
Accretion of asset retirement obligation			4	5	4	5
Administrative			168	71	168	71
Total Operating Expenses			177	81	1,986	2,220
Operating Income (Loss)			$(17)	$449	531	1,516

Other (Income) Expenses
Interest					80	91
Foreign exchange (gain) loss, net					25	3
Other (gains) losses, net					(11)	-
Total Other (Income) Expenses					94	94
Net Earnings (Loss) Before Income Tax					437	1,422
Income tax expense (recovery)					101	65
Net Earnings (Loss)					$336	$1,357

Results of Operations (For the six months ended June 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2023	2022	2023	2022	2023	2022

Revenues
Product and service revenues	$2,367	$3,472	$1,158	$1,740	$1,419	$2,209
Gains (losses) on risk management, net	7	(602)	(78)	(652)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	2,374	2,870	1,080	1,088	1,419	2,209

Operating Expenses
Production, mineral and other taxes	153	205	7	7	-	-
Transportation and processing	295	294	535	484	77	81
Operating	337	291	31	62	13	15
Purchased product	-	-	-	-	1,393	2,181
Depreciation, depletion and amortization	630	417	143	115	-	-
Total Operating Expenses	1,415	1,207	716	668	1,483	2,277
Operating Income (Loss)	$959	$1,663	$364	$420	$(64)	$(68)

			Corporate & Other		Consolidated
			2023	2022	2023	2022

Revenues
Product and service revenues			$-	$-	$4,944	$7,421
Gains (losses) on risk management, net			160	(499)	89	(1,753)
Sublease revenues			35	35	35	35
Total Revenues			195	(464)	5,068	5,703

Operating Expenses
Production, mineral and other taxes			-	-	160	212
Transportation and processing			-	-	907	859
Operating			-	-	381	368
Purchased product			-	-	1,393	2,181
Depreciation, depletion and amortization			10	10	783	542
Accretion of asset retirement obligation			9	10	9	10
Administrative			226	215	226	215
Total Operating Expenses			245	235	3,859	4,387
Operating Income (Loss)			$(50)	$(699)	1,209	1,316

Other (Income) Expenses
Interest					151	165
Foreign exchange (gain) loss, net					22	2
Other (gains) losses, net					(14)	(27)
Total Other (Income) Expenses					159	140
Net Earnings (Loss) Before Income Tax					1,050	1,176
Income tax expense (recovery)					227	60
Net Earnings (Loss)					$823	$1,116

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended June 30,	2023	2022	2023	2022	2023	2022

Revenues	$2,874	$4,346	$(2,171)	$(3,219)	$703	$1,127

Operating Expenses
Transportation and processing	180	161	(144)	(120)	36	41
Operating	6	6	-	-	6	6
Purchased product	2,719	4,213	(2,027)	(3,098)	692	1,115
Operating Income (Loss)	$(31)	$(34)	$-	$(1)	$(31)	$(35)

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the six months ended June 30,	2023	2022	2023	2022	2023	2022

Revenues	$6,010	$7,769	$(4,591)	$(5,560)	$1,419	$2,209

Operating Expenses
Transportation and processing	345	313	(268)	(232)	77	81
Operating	13	15	-	-	13	15
Purchased product	5,716	7,508	(4,323)	(5,327)	1,393	2,181
Operating Income (Loss)	$(64)	$(67)	$-	$(1)	$(64)	$(68)

Capital Expenditures by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

USA Operations	$502	$410	$969	$782
Canadian Operations	137	101	279	179
Corporate & Other	1	-	2	1
	$640	$511	$1,250	$962

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022	2023	2022

USA Operations	$1,938	$1,938	$12,841	$8,259	$15,642	$11,043
Canadian Operations	660	646	1,217	1,044	2,117	2,075
Market Optimization	-	-	-	-	292	446
Corporate & Other	-	-	159	165	1,468	1,492
	$2,598	$2,584	$14,217	$9,468	$19,519	$15,056

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended June 30)

	USA Operations		Canadian Operations		Market Optimization
	2023	2022	2023	2022	2023	2022

Revenues from Customers
Product revenues (1)
Oil	$947	$1,313	$-	$1	$644	$931
NGLs	149	312	246	383	5	8
Natural gas	86	302	223	581	49	183
Service revenues
Gathering and processing	2	1	1	(1)	-	-
Product and Service Revenues	$1,184	$1,928	$470	$964	$698	$1,122

			Corporate & Other		Consolidated
			2023	2022	2023	2022

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$1,591	$2,245
NGLs			-	-	400	703
Natural gas			-	-	358	1,066
Service revenues
Gathering and processing			-	-	3	-
Product and Service Revenues			$-	$-	$2,352	$4,014

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

Revenues (For the six months ended June 30)

	USA Operations		Canadian Operations		Market Optimization
	2023	2022	2023	2022	2023	2022

Revenues from Customers
Product revenues (1)
Oil	$1,798	$2,393	$-	$1	$1,253	$1,817
NGLs	333	579	483	745	25	11
Natural gas	241	508	678	1,000	129	366
Service revenues
Gathering and processing	2	1	2	-	-	-
Product and Service Revenues	$2,374	$3,481	$1,163	$1,746	$1,407	$2,194

			Corporate & Other		Consolidated
			2023	2022	2023	2022

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$3,051	$4,211
NGLs			-	-	841	1,335
Natural gas			-	-	1,048	1,874
Service revenues
Gathering and processing			-	-	4	1
Product and Service Revenues			$-	$-	$4,944	$7,421

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at June 30, 2023, receivables and accrued revenues from contracts with customers were $843 million ($1,257 million as at December 31, 2022).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at June 30, 2023.

As at June 30, 2023, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Interest Expense on:
Debt	$77	$88	$137	$158
Finance leases	1	1	1	1
Other	2	2	13	6
	$80	$91	$151	$165

Interest expense on debt for the three and six months ended June 30, 2022, includes a make-whole interest payment of $47 million resulting from the early redemption of certain of the Company’s senior notes as discussed in Note 11. Additionally, interest expense on debt for the three and six months ended June 30, 2022, includes $30 million in non-cash fair value amortization related to the senior notes, previously acquired through a business combination, which were redeemed in 2022 (see Note 11).

5.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$(9)	$7	$(15)	$4
Translation of intercompany notes	19	-	20	-
	10	7	5	4
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	(1)	-	(2)	(1)
U.S. dollar risk management contracts issued from Canada	3	(1)	7	(2)
Intercompany notes	5	-	5	-
Other Monetary Revaluations	8	(3)	7	1
	$25	$3	$22	$2

6.	Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Current Tax
United States	$8	$7	$8	$10
Canada	46	-	108	-
Total Current Tax Expense (Recovery)	54	7	116	10

Deferred Tax
United States	65	17	137	-
Canada	(18)	41	(26)	50
Total Deferred Tax Expense (Recovery)	47	58	111	50
Income Tax Expense (Recovery)	$101	$65	$227	$60
Effective Tax Rate	23.1%	4.6%	21.6%	5.1%

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

During the three and six months ended June 30, 2023, the current income tax expense was primarily due to the expected full utilization of Ovintiv’s operating losses in Canada, resulting in current tax in 2023. During the three and six months ended June 30, 2022, the current income tax expense in the United States was primarily due to state taxes.

During the three and six months ended June 30, 2023, the deferred tax expense was primarily due to the annual effective tax rate applied to the U.S. earnings. During the three and six months ended June 30, 2022, the deferred tax expense was due to the lower annual effective income tax rate applied to jurisdictional earnings.

The effective tax rate of 21.6 percent for the six months ended June 30, 2023, is higher than the U.S. federal statutory rate of 21 percent primarily due to state taxes. The effective tax rate of 5.1 percent for the six months ended June 30, 2022, was lower than the U.S. federal statutory tax rate of 21 percent primarily due to the lower annual effective income tax rate resulting from a reduction in valuation allowances.

7.	Acquisitions and Divestitures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Acquisitions
USA Operations	$15	$7	$208	$22
Canadian Operations	-	-	6	-
Total Acquisitions	15	7	214	22

Divestitures
USA Operations	(718)	(2)	(730)	(3)
Canadian Operations	1	(2)	1	(2)
Total Divestitures	(717)	(4)	(729)	(5)
Net Acquisitions & (Divestitures)	$(702)	$3	$(515)	$17

Acquisitions

For the six months ended June 30, 2023, acquisitions in the USA Operations were $208 million, which primarily included property purchases in Permian and Uinta with oil and liquids rich potential. For the six months ended June 30, 2022, acquisitions in the USA Operations were $22 million, which primarily included property purchases with oil and liquids rich potential.

Divestitures

For the three and six months ended June 30, 2023, divestitures in the USA Operations were $718 million and $730 million, respectively, which primarily included the sale of Bakken located in North Dakota for proceeds of approximately $706 million, after closing and other adjustments.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

8.	Business Combination

Acquisition of Midland Basin Assets (“Permian Acquisition”)

On June 12, 2023, Ovintiv completed a business combination to purchase all of the outstanding equity interests in seven Delaware limited liability companies (“Permian LLCs”) pursuant to the purchase agreement with Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC and Piedra Energy IV Holdings, LLC, which are portfolio companies of funds managed by EnCap Investments L.P (“EnCap”). The Company paid aggregate cash consideration of approximately $3.2 billion and issued approximately 31.8 million shares of Ovintiv common stock, representing a value of approximately $1.2 billion, subject to final closing adjustments under the purchase agreement. The cash portion of the consideration was funded through a combination of net proceeds from the Company’s May 2023 senior notes offering (see Note 11), net proceeds from the sale of Bakken (see Note 7), cash on hand and proceeds from short-term borrowings. Transaction costs of approximately $75 million were included in administrative expense.

The acquisition is strategically located in close proximity to Ovintiv’s current Permian operations and adds approximately 1,050 net well locations to Ovintiv’s existing Permian inventory and approximately 65,000 net acres. The assets acquired generated revenues of $67 million and direct operating expenses of $15 million for the period from June 12, 2023, to June 30, 2023. The results of the Permian LLCs’ operations have been included in Ovintiv’s consolidated financial statements as of June 12, 2023.

Purchase Price Allocation

The Permian LLCs have been accounted for under the acquisition method and as a single transaction because the purchase agreement was entered into at the same time with EnCap and in contemplation of one another to achieve an overall economic effect. The purchase price allocations represent the consideration paid and the fair values of the assets acquired, and liabilities assumed as of the acquisition date.

The preliminary purchase price allocation was based on the initial valuations from estimates and assumptions that management believes are reasonable. These will be subject to change based on the determination of the final closing adjustments and when the remaining information necessary to complete the valuation is obtained. The Company expects the purchase price allocation to be completed within 12 months following the acquisition date, during which time the value of net assets and liabilities acquired may be revised as appropriate.

Preliminary Purchase Price Allocation

Consideration:
Fair value of shares of Ovintiv common stock issued (1)	$1,169
Consideration paid in cash	3,241
Total Consideration	$4,410

Assets Acquired:
Cash and cash equivalents	$16
Accounts receivable and accrued revenues	180
Proved properties	3,593
Unproved properties	1,141
Other property, plant and equipment	33

Liabilities Assumed:
Accounts payable and accrued liabilities	(519)
Asset retirement obligation	(28)
Other liabilities and provisions	(6)
Total Purchase Price	$4,410
(1)
The fair value was based on the issuance of 31.8 million shares of common stock using the NYSE price of $36.78 on June 12, 2023.

The Company used the income approach valuation technique for the fair value of assets acquired and liabilities assumed. The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their nature and/or short-term maturity of the instruments. The fair value of tubular inventory in other property, plant and equipment was based on the cost approach, which utilized asset listings and cost records with consideration for the relative age, condition, utilization and economic support of the inventory. The fair values of the proved properties, unproved properties and asset retirement obligation were categorized within Level 3 and were determined using relevant market assumptions, including discount rates, future commodity prices and costs, timing of development activities, projections of oil and gas reserves, and estimates to abandon and reclaim producing wells. Level 3 inputs require significant judgement and estimates to be made.

For income tax purposes, the Permian Acquisition is treated as an asset purchase, and as a result, the tax basis in the assets and liabilities reflect their allocated fair value.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information combines the historical financial results of Ovintiv with the Permian LLCs and has been prepared as though the acquisition and the associated debt issuance described in Note 11 had occurred on January 1, 2022. The pro forma information is not intended to reflect the actual results of operations that would have occurred if the Permian Acquisition had been completed at the date indicated. In addition, the pro forma information is not intended to be a projection of Ovintiv’s results of operations for any future period.

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred of approximately $75 million for the three and six months ended June 30, 2023, and 2022. The pro forma financial information does not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred to integrate the assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions, and their results were not deemed material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ millions, except per share amounts)	2023	2022	2023	2022

Revenues	$2,791	$3,925	$5,653	$6,001
Net Earnings (Loss)	$419	$1,390	$1,012	$1,109

Net Earnings (Loss) per Share of Common Stock
Basic	$1.68	$4.81	$4.10	$3.84
Diluted	1.67	4.75	4.04	3.77

9.	Property, Plant and Equipment, Net

	As at June 30, 2023			As at December 31, 2022
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$45,724	$(34,909)	$10,815	$41,382	$(34,280)	$7,102
Unproved properties	1,947	-	1,947	1,127	-	1,127
Other	79	-	79	30	-	30
	47,750	(34,909)	12,841	42,539	(34,280)	8,259

Canadian Operations
Proved properties	16,334	(15,170)	1,164	15,672	(14,687)	985
Unproved properties	42	-	42	45	-	45
Other	11	-	11	14	-	14
	16,387	(15,170)	1,217	15,731	(14,687)	1,044

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	848	(689)	159	831	(666)	165
	$64,992	$(50,775)	$14,217	$59,108	$(49,640)	$9,468

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $76 million, which have been capitalized during the six months ended June 30, 2023 (2022 - $89 million).

10.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at June 30, 2023. All subleases are classified as operating leases.

(undiscounted)	2023	2024	2025	2026	2027	Thereafter	Total

Sublease Income	$26	$52	$52	$52	$48	$419	$649

For the three and six months ended June 30, 2023, operating lease income was $12 million and $24 million, respectively (2022 - $12 million and $25 million, respectively), and variable lease income was $6 million and $11 million, respectively (2022 - $5 million and $10 million, respectively).

11.	Long-Term Debt

	As at	As at
	June 30,	December 31,
	2023	2022

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$680	$393
U.S. Unsecured Notes:
5.65% due May 15, 2025	600	-
5.375% due January 1, 2026	459	459
5.65% due May 15, 2028	700	-
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	600	-
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
7.10% due July 15, 2053	400	-
Total Principal	6,156	3,569

Increase in Value of Debt Acquired	25	27
Unamortized Debt Discounts and Issuance Costs	(47)	(26)
Total Long-Term Debt	$6,134	$3,570

Current Portion	$680	$393
Long-Term Portion	5,454	3,177
	$6,134	$3,570

On May 31, 2023, Ovintiv completed a public offering of senior unsecured notes of $600 million with a coupon rate of 5.65 percent due May 15, 2025, $700 million with a coupon rate of 5.65 percent due May 15, 2028, $600 million with a coupon rate of 6.25 percent due July 15, 2033, and $400 million with a coupon rate of 7.10 percent due July 15, 2053. The net proceeds of the offering, totaling $2,278 million, were used to fund a portion of the Company’s Permian Acquisition. See Note 8 for further information on the business combination.

During the three and six months ended June 30, 2022, the Company repurchased, in the open market, approximately $55 million and $61 million, respectively, in principal amount of its senior notes, plus accrued interest.

On June 10, 2022, Ovintiv redeemed the Company’s $1,000 million, 5.625 percent senior notes due July 1, 2024, using cash on hand and proceeds from short-term borrowings. Ovintiv paid approximately $1,072 million in cash including accrued and unpaid interest of $25 million and a make-whole payment of $47 million, which was included in interest expense as discussed in Note 4.

As at June 30, 2023, the Company had outstanding commercial paper of $330 million maturing at various dates with a weighted average interest rate of approximately 5.98 percent. As at June 30, 2023, the Company also had $350 million drawn on its revolving credit facilities.

As at June 30, 2023, total long-term debt had a carrying value of $6,134 million and a fair value of $6,161 million (as at December 31, 2022 - carrying value of $3,570 million and a fair value of $3,648 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

12.	Other Liabilities and Provisions

	As at	As at
	June 30,	December 31,
	2023	2022

Finance Lease Obligations	$23	$27
Pensions and Other Post-Employment Benefits	76	73
Long-Term Incentive Costs (See Note 16)	-	14
Other Derivative Contracts (See Notes 18, 19)	-	5
Other	19	12
	$118	$131

13.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	June 30, 2023		December 31, 2022
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	245.7	$3	258.0	$3
Shares of Common Stock Purchased	(7.7)	-	(14.7)	-
Shares of Common Stock Issued	35.9	-	2.4	-
Shares of Common Stock Outstanding, End of Period	273.9	$3	245.7	$3

On June 12, 2023, in accordance with the terms of the Permian Acquisition agreement, Ovintiv issued approximately 31.8 million shares of common stock as a component of the consideration paid to EnCap as discussed in Note 8. In conjunction with the share issuance, the Company recognized share capital of $318 thousand, and paid in surplus of $1,169 million.

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 4.1 million shares of common stock during the six months ended June 30, 2023 (2.4 million shares of common stock during the twelve months ended December 31, 2022) as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On September 28, 2022, the Company announced it had received regulatory approval for the renewal of its NCIB program, that enables the Company to purchase, for cancellation or return to treasury, up to approximately 24.8 million shares of common stock over a 12-month period from October 3, 2022, to October 2, 2023.

During the three months ended June 30, 2023, the Company purchased approximately 2.5 million shares for total consideration of approximately $89 million. Of the amount paid, $25 thousand was charged to share capital and $89 million was charged to paid in surplus.

During the six months ended June 30, 2023, the Company purchased approximately 7.7 million shares for total consideration of approximately $328 million. Of the amount paid, $77 thousand was charged to share capital and $328 million was charged to paid in surplus.

During the three months ended June 30, 2022, the Company purchased approximately 2.8 million shares under its previous NCIB program which extended from October 1, 2021, to September 30, 2022. Total consideration of approximately $135 million was paid to complete the share repurchases, of which $21 thousand was charged to share capital and $135 million was charged to paid in surplus.

During the six months ended June 30, 2022, the Company purchased approximately 4.5 million shares under its previous NCIB program for total consideration of approximately $206 million, of which $35 thousand was charged to share capital and $206 million was charged to paid in surplus.

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

Dividends

During the three months ended June 30, 2023, the Company declared and paid dividends of $0.30 per share of common stock totaling $82 million (2022 - $0.25 per share of common stock totaling $64 million).

During the six months ended June 30, 2023, the Company declared and paid dividends of $0.55 per share of common stock totaling $143 million (2022 - $0.45 per share of common stock totaling $116 million).

On July 27, 2023, the Board of Directors declared a dividend of $0.30 per share of common stock payable on September 29, 2023, to shareholders of record as of September 15, 2023.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ millions, except per share amounts)	2023	2022	2023	2022

Net Earnings (Loss)	$336	$1,357	$823	$1,116

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	249.4	257.2	246.9	257.3
Effect of dilutive securities	1.4	3.4	3.9	4.8
Weighted Average Shares of Common Stock Outstanding - Diluted	250.8	260.6	250.8	262.1

Net Earnings (Loss) per Share of Common Stock
Basic	$1.35	$5.28	$3.33	$4.34
Diluted	1.34	5.21	3.28	4.26

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

14.	Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$939	$1,072	$937	$1,044
Change in Foreign Currency Translation Adjustment	53	(59)	55	(31)
Balance, End of Period	$992	$1,013	$992	$1,013

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$52	$47	$54	$48

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 17)	(2)	(3)	(4)	(4)
Income taxes	1	1	1	1
Balance, End of Period	$51	$45	$51	$45
Total Accumulated Other Comprehensive Income	$1,043	$1,058	$1,043	$1,058

15.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at June 30, 2023, VMLP provides approximately 1,156 MMcf/d of natural gas gathering and compression and 918 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from eight to 22 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,367 million as at June 30, 2023. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at June 30, 2023, accounts payable and accrued liabilities included $0.6 million related to the take or pay commitment.

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

During the first quarter of 2023, Ovintiv’s Board of Directors resolved to settle certain PSU awards and RSU awards with the issuance of the Company’s common stock. Accordingly, these awards were modified and reclassified as equity-settled share-based payment transactions at the modification date. The modification date fair value of the awards was US$43.80 per share and C$59.47 per share for the U.S. dollar denominated and Canadian dollar denominated awards, respectively, and there was no incremental compensation cost recognized at the modification date.

The following weighted average assumptions were used to determine the fair value of SAR and TSAR units outstanding:

	As at June 30, 2023		As at June 30, 2022
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units	Share Units	Share Units

Risk Free Interest Rate	4.61%	4.61%	3.12%	3.12%
Dividend Yield	3.15%	3.21%	2.26%	2.23%
Expected Volatility Rate (1)	59.69%	55.88%	107.62%	106.01%
Expected Term	1.4 yrs	1.2 yrs	1.7 yrs	1.7 yrs
Market Share Price	US$38.07	C$50.42	US$44.19	C$56.94
Weighted Average Grant Date Fair Value	US$44.87	C$62.66	US$39.92	C$56.97
(1)
Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Total Compensation Costs of Transactions Classified as Cash-Settled	$4	$1	$(24)	$90
Total Compensation Costs of Transactions Classified as Equity-Settled	24	21	45	31
Less: Total Share-Based Compensation Costs Capitalized	(5)	(7)	(13)	(16)
Total Share-Based Compensation Expense (Recovery)	$23	$15	$8	$105

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$7	$8	$11	$19
Administrative	16	7	(3)	86
	$23	$15	$8	$105

As at June 30, 2023, the liability for cash-settled share-based payment transactions totaled $14 million ($153 million as at December 31, 2022), of which $14 million ($139 million as at December 31, 2022) is recognized in accounts payable and accrued liabilities and nil ($14 million as at December 31, 2022) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Six Months Ended June 30, 2023 (thousands of units)

PSUs	1,891
RSUs	1,636
DSUs	6

17.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the six months ended June 30 as follows:

	Pension Benefits		OPEB		Total
	2023	2022	2023	2022	2023	2022

Net Defined Periodic Benefit Cost	$1	$-	$(2)	$(2)	$(1)	$(2)
Defined Contribution Plan Expense	12	12	-	-	12	12
Total Benefit Plans Expense	$13	$12	$(2)	$(2)	$11	$10

Of the total benefit plans expense, $11 million (2022 - $10 million) was included in operating expense and $2 million (2022 - $3 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $2 million (2022 - gains of $3 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the six months ended June 30 is as follows:

	Defined Benefits		OPEB		Total
	2023	2022	2023	2022	2023	2022

Service Cost	$-	$-	$1	$1	$1	$1
Interest Cost	4	3	1	1	5	4
Expected Return on Plan Assets	(3)	(3)	-	-	(3)	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(4)	(4)	(4)	(4)
Total Net Defined Periodic Benefit Cost (1)	$1	$-	$(2)	$(2)	$(1)	$(2)

(1)
The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

18.	Fair Value Measurements

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

As at June 30, 2023	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$2	$134	$53	$189	$(27)	$162
Long-term assets	-	20	7	27	(6)	21
Foreign Currency Derivatives:
Current assets	-	5	-	5	-	5

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$32	$-	$32	$(27)	$5
Long-term liabilities	-	13	-	13	(6)	7

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$5	$-	$5	$-	$5

As at December 31, 2022	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$93	$12	$105	$(53)	$52
Long-term assets	-	34	-	34	-	34
Foreign Currency Derivatives:
Current assets	-	1	-	1	-	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$128	$-	$128	$(53)	$75
Foreign Currency Derivatives:
Current liabilities	-	11	-	11	-	11

Other Derivative Contracts (2)
Long-term in other liabilities and provisions	$-	$5	$-	$5	$-	$5

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

Level 3 Fair Value Measurements

As at June 30, 2023, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2024. The WTI three-way options are a combination of a sold call, a bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Six Months Ended
	June 30,
	2023	2022

Balance, Beginning of Year	$12	$(172)
Total Gains (Losses)	48	(683)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	-	420
Transfers Out of Level 3	-	-
Balance, End of Period	$60	$(435)
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$48	$(263)

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at June 30, 2023:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	28% - 66%	32%

(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $3 million ($2 million as at December 31, 2022) increase or decrease to net risk management assets and liabilities.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2023, the Company has entered into $266 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3470 to US$1, which mature monthly through the remainder of 2023.

Risk Management Positions as at June 30, 2023

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
WTI Fixed Price	35.0 Mbbls/d	2023	76.94	$41
WTI Fixed Price	12.4 Mbbls/d	2024	73.69	19
Ethane Fixed Price	5.0 Mbbls/d	2024	10.28	(1)

WTI Three-Way Options
Sold call / bought put / sold put	40.0 Mbbls/d	2023	111.60 / 65.63 / 50.00	14
Sold call / bought put / sold put	8.3 Mbbls/d	2024	90.13 / 65.00 / 50.00	7

WTI Costless Collars
Sold call / bought put	35.0 Mbbls/d	2023	87.60 / 65.00	10
Sold call / bought put	37.3 Mbbls/d	2024	81.34 / 64.67	29

Basis Contracts (1)		2023		2

Other Financial Positions				-
Oil and NGLs Fair Value Position				121

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	200 MMcf/d	2024	3.62	6

NYMEX Three-Way Options
Sold call / bought put / sold put	395 MMcf/d	2023	8.90 / 3.85 / 2.76	55
Sold call / bought put / sold put	150 MMcf/d	2024	4.56 / 3.00 / 2.25	(2)

NYMEX Costless Collars
Sold call / bought put	200 MMcf/d	2023	3.68 / 3.00	7
Sold call / bought put	400 MMcf/d	2024	4.37 / 3.00	(5)

Basis Contracts (2)		2023		(24)
		2024		5
		2025		7

Other Financial Positions				1
Natural Gas Fair Value Position				50

Other Derivative Contracts
Fair Value Position (3)				(5)

Foreign Currency Contracts
Fair Value Position (4)		2023		5
Total Fair Value Position				$171

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

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$5	$(808)	$(71)	$(1,254)
Foreign Currency Derivatives:
Foreign exchange	(3)	1	(7)	2
Interest Rate Derivatives:
Interest Rate (2)	1	-	1	-
	$3	$(807)	$(77)	$(1,252)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (3)	$142	$513	$160	$(499)
Foreign Currency Derivatives:
Foreign exchange	9	(7)	15	(4)
	$151	$506	$175	$(503)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (3)	$147	$(295)	$89	$(1,753)
Foreign Currency Derivatives:
Foreign exchange	6	(6)	8	(2)
Interest Rate Derivatives:
Interest Rate (2)	1	-	1	-
	$154	$(301)	$98	$(1,755)

(1)
Includes realized gains of nil for the three and six months ended June 30, 2023, respectively (2022 - gains of nil and $2 million, respectively), related to other derivative contracts.
(2)
The interest rate swap was executed and settled during the three months ended June 30, 2023, in relation to the senior notes issuance described in Note 11. The gain was recognized in interest expense.
(3)
There were no unrealized gains or losses related to other derivative contracts for the three or six months ended June 30, 2023, or 2022.

Reconciliation of Unrealized Risk Management Positions from January 1 to June 30

	2023		2022
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(4)
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	98	$98	$(1,755)
Settlement of Other Derivative Contracts	-
Fair Value of Contracts Realized During the Period	77	77	1,252
Fair Value of Contracts, End of Period	$171	$175	$(503)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	June 30,	December 31,
	2023	2022

Risk Management Assets
Current	$167	$53
Long-term	21	34
	188	87

Risk Management Liabilities
Current	5	86
Long-term	7	-
	12	86

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	5	-
Long-term in other liabilities and provisions	-	5
	5	5
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$171	$(4)

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at June 30, 2023, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $221 million and $188 million, respectively, as disclosed in Note 18. The Company had no significant credit derivatives in place and held no collateral at June 30, 2023.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at June 30, 2023, approximately 86 percent (88 percent as at December 31, 2022) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements expire in June 2024 with a fair value recognized of $5 million as at June 30, 2023 ($5 million as at December 31, 2022). The maximum potential amount of undiscounted future payments is $23 million as at June 30, 2023, and is considered unlikely.

20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating Activities
Accounts receivable and accrued revenues	$205	$(162)	$519	$(663)
Accounts payable and accrued liabilities	(103)	242	(290)	395
Current portion of operating lease liabilities	(3)	11	9	11
Income tax receivable and payable	45	42	128	44
	$144	$133	$366	$(213)

B)
Non-Cash Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(40)	$(28)	$(69)	$(52)

Non-Cash Investing Activities
Property, plant and equipment accruals	$93	$5	$92	$46
Capitalized long-term incentives	-	(2)	(2)	3
Property additions/dispositions, including swaps	4	32	22	36

Non-Cash Financing Activities
Common shares issued in conjunction with the Permian
Acquisition (See Note 8)	$(1,169)	$-	$(1,169)	$-

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at June 30, 2023:

	Expected Future Payments
(undiscounted)	2023	2024	2025	2026	2027	Thereafter	Total

Transportation and Processing	$404	$722	$601	$510	$484	$2,304	$5,025
Drilling and Field Services	200	31	-	-	-	-	231
Building Leases	4	7	7	5	4	22	49
Total	$608	$760	$608	$515	$488	$2,326	$5,305

Operating leases with terms greater than one year are not included in the commitments table above. The table above includes short-term leases with contract terms less than 12 months, such as drilling rigs and field office leases, as well as non-lease operating cost components associated with building leases.

Included within transportation and processing in the table above are certain commitments associated with midstream service agreements with VMLP as described in Note 15. Divestiture transactions can reduce certain commitments disclosed above.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three and six months ended June 30, 2023 and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2023 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2022, which are included in Items 8 and 7, respectively, of the 2022 Annual Report on Form 10‑K.

Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•
Executive Overview
•
Results of Operations
•
Liquidity and Capital Resources
•
Non-GAAP Measures

Executive Overview

Strategy

Ovintiv is a leading North American energy producer that is focused on developing its multi-basin portfolio of oil, NGLs and natural gas producing plays. Ovintiv is committed to growing long-term shareholder value by safely delivering on its strategic priorities through execution excellence, disciplined capital allocation, commercial acumen and risk management, while driving environmental, social and governance progress. The Company’s strategy is founded on its multi-basin portfolio of top-tier assets, financial strength, as well as its core and foundational values.

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

Highlights

During the first six months of 2023, the Company focused on executing its 2023 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, minimizing the impact of inflation and delivering cash from operating activities. In conjunction with closing the Permian Acquisition as discussed below, the Company was also focused on integrating the additional Permian assets into its existing operations. Lower upstream product revenues in the first six months of 2023 compared to 2022, primarily resulted from lower average realized prices, excluding the impact of risk management activities. Decreases in average realized natural gas and liquids prices of 46 percent and 32 percent, respectively, were primarily due to lower benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments

•
On June 12, 2023, the Company closed its previously announced purchase agreement to acquire substantially all leasehold interest and related assets from Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC and Piedra Energy IV Holdings, LLC, which were portfolio companies of funds managed by EnCap Investments L.P. (“Permian Acquisition”). The Company issued approximately 31.8 million shares of Ovintiv common stock and paid approximately $3.2 billion in cash upon closing, for total consideration of approximately $4.4 billion which included customary closing adjustments of approximately $85 million. The acquisition added approximately 65,000 net acres in the Midland Basin and approximately 1,050 net well locations to Ovintiv’s Permian inventory. The transaction had an effective date of January 1, 2023.
•
On June 12, 2023, the Company closed its previously announced agreement to sell the entirety of its Bakken assets, comprising approximately 46,000 net acres in the Williston Basin of North Dakota, to Grayson Mill Bakken, LLC, a portfolio company managed by EnCap Investments L.P., for proceeds of approximately $706 million after customary closing adjustments of approximately $119 million. The transaction had an effective date of January 1, 2023.
•
On June 12, 2023, the Company announced its inclusion on the S&P 400 index effective June 20, 2023.
•
On May 31, 2023, the Company issued $2.3 billion in senior unsecured notes with varying maturity dates and interest rates. The net proceeds from the bond offering were used to finance a portion of the Permian Acquisition.
•
On April 3, 2023, Ovintiv announced an increase of 20 percent to its quarterly per share dividend payment representing an annualized dividend of $1.20 per share of common stock as part of the Company’s commitment to returning capital to shareholders.

Financial Results

Three months ended June 30, 2023

•
Reported net earnings of $336 million, including net gains on risk management in revenues of $147 million, before tax.
•
Generated cash from operating activities of $831 million and Non-GAAP Cash Flow of $699 million.
•
Purchased for cancellation, approximately 2.5 million shares of common stock for total consideration of approximately $89 million.
•
Paid dividends of $0.30 per share of common stock totaling $82 million.

Six months ended June 30, 2023

•
Reported net earnings of $823 million, including net gains on risk management in revenues of $89 million, before tax.
•
Generated cash from operating activities of $1,899 million and Non-GAAP Cash Flow of $1,550 million.
•
Purchased for cancellation, approximately 7.7 million shares of common stock for total consideration of approximately $328 million.
•
Paid dividends of $0.55 per share of common stock totaling $143 million.

•
Had approximately $3.2 billion in total liquidity as at June 30, 2023, which included available credit facilities of $3,150 million, available uncommitted demand lines of $278 million, and cash and cash equivalents of $52 million, net of outstanding commercial paper of $330 million.
•
Reported Debt to EBITDA of 1.2 times and Non-GAAP Debt to Adjusted EBITDA of 1.7 times.

Capital Investment

During the six months ended June 30, 2023

•
Executed the Company’s 2023 capital plan with expenditures totaling $1,250 million.
•
Focused on highly efficient capital activity to minimize the impact of inflation and to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices.

Production

During the six months ended June 30, 2023

•
Produced average liquids volumes of 267.7 Mbbls/d, which accounted for 49 percent of total production volumes. Average oil and plant condensate volumes of 176.1 Mbbls/d, represented 66 percent of total liquids production volumes.
•
Produced average natural gas volumes of 1,649 MMcf/d, which accounted for 51 percent of total production volumes.
•
Produced average total volumes of 542.4 MBOE/d.

Operating Expenses

During the six months ended June 30, 2023

•
Incurred total upstream transportation and processing expenses of $830 million or $8.45 per BOE, an increase of $52 million compared to 2022, primarily due to higher costs relating to the diversification of the Company’s downstream markets, higher gas volumes in Bakken and Permian, and rate escalation of transportation contracts in Uinta and Bakken, partially offset by lower variable contract rates in Permian.
•
Incurred total upstream operating expenses of $368 million or $3.75 per BOE, an increase of $15 million compared to 2022, primarily due to increased activity resulting from more wells on production and sustained inflationary pressures, partially offset by the sale of portions of Uinta assets in 2022 and higher recoveries from updated operating contract terms.
•
Total upstream transportation and processing, and operating expenses both decreased by $0.15 per BOE compared to 2022 due to higher production volumes.
•
Incurred total production, mineral and other taxes of $160 million, which represents approximately 4.5 percent of upstream revenues. Total production, mineral and other taxes decreased by $52 million compared to 2022, primarily due to lower production taxes as a result of lower commodity prices in the USA Operations.

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

OPEC+ continues to proactively adjust its production in an attempt to stabilize global oil markets. During the second quarter of 2023, OPEC+ announced additional production cuts which are expected to remain in place through 2024 and Russia extended previously announced production cuts which are expected to remain in place until the end of 2023.

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

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. To mitigate price volatility and provide more certainty around cash flows, the Company enters into derivative financial instruments. With the closing of the Permian Acquisition and the expected additional production volumes in 2023, the Company has undertaken additional oil hedge positions since the agreement was announced. As at June 30, 2023, the Company has hedged approximately 110.0 Mbbls/d of expected oil and condensate production and 595 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company continues to execute its 2023 capital investment program, focusing on maximizing returns from high margin liquids and generating significant cash flows in excess of capital expenditures.

In June 2023, the Company revised its second quarter and full year 2023 capital investment guidance ranges reflecting the closing of the Permian Acquisition and sale of the Bakken assets. During the second quarter of 2023, the Company invested $640 million, which was lower than the second quarter guidance range of $670 million to $710 million due to capital efficiencies and higher recoveries from updated operating contract terms. In July 2023, the Company further updated its full year 2023 capital investment guidance range to $2,680 million to $2,850 million to reflect execution efficiencies and cost savings.

Ovintiv continually strives to improve well performance and lower costs through innovative techniques. Ovintiv’s large-scale cube development model utilizes multi-well pads and advanced completion designs to maximize returns and resource recovery from its reservoirs. Ovintiv’s disciplined capital program and continuous innovation create flexibility to allocate capital in changing commodity markets to minimize the impact of inflation and maximize cash flows while preserving the long-term value of the Company’s multi-basin portfolio.

Production

In June 2023, the Company updated its second quarter and full year 2023 guidance ranges for oil and condensate, and total production volumes to reflect the closing of the Permian Acquisition and sale of the Bakken assets.

During the second quarter of 2023, total average production volumes were 573.0 MBOE/d, which exceeded the second quarter guidance range of 520.0 MBOE/d to 540.0 MBOE/d. Average oil and plant condensate production volumes were 185.9 Mbbls/d, average other NGL production volumes were 96.8 Mbbls/d and average natural gas production volumes were 1,743 MMcf/d, which exceeded second quarter guidance ranges of 175.0 Mbbls/d to 179.0 Mbbls/d, 85.0 Mbbls/d to 90.0 Mbbls/d and 1,575 MMcf/d to 1,625 MMcf/d, respectively.

In July 2023, the Company further updated its full year 2023 production volume guidance ranges to reflect strong well performance and lower royalty rates in Montney. The Company expects to meet its full year 2023 total production guidance range of 535.0 MBOE/d to 550.0 MBOE/d, including oil and plant condensate production volumes of approximately 190.0 Mbbls/d to 196.0 Mbbls/d, other NGLs production volumes of approximately 83.0 Mbbls/d to 87.0 Mbbls/d and natural gas production volumes of approximately 1,575 MMcf/d to 1,625 MMcf/d.

Operating Expenses

During the first six months of 2023, the oil and gas industry experienced continued supply chain constraints and inflationary pressures resulting from the elevated commodity price environment. However, with recent declines in commodity prices and oil and gas activity, the industry has begun to see decreases in inflationary pressures. While some supply chain constraints and inflationary pressures may persist for the remainder of 2023, the Company expects inflation to stabilize. Ovintiv continues to minimize any inflationary pressures with efficiency improvements and effective supply chain management to reduce upstream operating expenses. The Company quickly deploys best practices across its portfolio, ultimately maximizing the performance and overall efficiency of its operations.

In July 2023, the Company updated its upstream transportation and processing costs guidance range to approximately $8.25 per BOE to $8.75 per BOE for the remainder of the year. The Company is on track to maintain upstream operating expenses of approximately $4.00 per BOE to $4.50 per BOE, and total production, mineral and other taxes of approximately four to five percent of upstream revenues.

Long-Term Debt

During the second quarter of 2023, the Company closed the Permian Acquisition and funded the cash portion of the transaction with net proceeds of $2,278 million from the issuance of senior unsecured notes, cash proceeds received from the sale of the Company’s Bakken assets, cash on hand and proceeds from short-term borrowings.

As at June 30, 2023, the Company had $330 million of commercial paper outstanding under its U.S. commercial paper (“U.S. CP”) programs and $350 million outstanding under its revolving credit facilities.

Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Liquidity and Capital Resources section of this MD&A, respectively.

Additional information on Ovintiv’s discrete third quarter and updated full year 2023 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

In May 2023, Ovintiv published its full year 2022 ESG results in its 2023 sustainability report, which highlights the Company’s progress in emissions intensity reductions including an emissions reduction roadmap aimed to meet the Company’s Scope 1&2 GHG emissions target by 2030. As at the end of 2022, the Company has achieved a greater than 30 percent reduction in the Scope 1&2 GHG emissions intensity and is on track to meet its emissions intensity reduction target of 50 percent by 2030. The GHG emissions reduction target is tied to the annual compensation program for all employees.

Ovintiv’s constant pursuit of efficiencies and continuous improvements allowed the Company to eliminate routine flaring in its operations. The Company is in full alignment with the World Bank Zero Routine Flaring initiative, well ahead of the World Bank’s target date of 2030.

In June 2023, the Company closed the Permian Acquisition, increasing both oil production volumes and net premium inventory in the Permian. The Company is working to understand the impact of the additional Permian assets on its emissions profile and Ovintiv is undergoing an integration period to align the performance of the acquired inventory into the Company’s existing assets. Ovintiv remains committed to its ESG targets.

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

Results of Operations

Selected Financial Information

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

Product and Service Revenues
Upstream product revenues	$1,646	$2,887	$3,521	$5,211
Market optimization	703	1,127	1,419	2,209
Service revenues (1)	3	-	4	1
Total Product and Service Revenues	2,352	4,014	4,944	7,421

Gains (Losses) on Risk Management, Net	147	(295)	89	(1,753)
Sublease Revenues	18	17	35	35
Total Revenues	2,517	3,736	5,068	5,703

Total Operating Expenses (2)	1,986	2,220	3,859	4,387
Operating Income (Loss)	531	1,516	1,209	1,316
Total Other (Income) Expenses	94	94	159	140
Net Earnings (Loss) Before Income Tax	437	1,422	1,050	1,176
Income Tax Expense (Recovery)	101	65	227	60

Net Earnings (Loss)	$336	$1,357	$823	$1,116
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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended June 30,		Six months ended June 30,
(average for the period)	2023	2022	2023	2022

Oil & NGLs
WTI ($/bbl)	$73.78	$108.41	$74.95	$101.35
Houston ($/bbl)	74.94	109.81	76.26	102.76
Edmonton Condensate (C$/bbl)	97.39	138.41	102.82	130.25

Natural Gas
NYMEX ($/MMBtu)	$2.10	$7.17	$2.76	$6.06
AECO (C$/Mcf)	2.35	6.27	3.34	5.43
Dawn (C$/MMBtu)	2.77	9.23	3.22	7.41

Production Volumes and Realized Prices

	Three months ended June 30,				Six months ended June 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2023	2022	2023	2022	2023	2022	2023	2022

Oil (Mbbls/d, $/bbl)
USA Operations	142.4	132.7	$72.83	$108.58	134.8	130.4	$73.41	$101.05
Canadian Operations	-	0.1	-	100.11	0.1	0.1	71.44	91.79
Total	142.4	132.8	72.83	108.57	134.9	130.5	73.41	101.04

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	10.5	10.1	55.09	86.56	10.6	9.7	58.46	85.87
Canadian Operations	33.0	32.5	70.99	107.78	30.6	34.0	73.84	101.79
Total	43.5	42.6	67.14	102.74	41.2	43.7	69.89	98.26

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	78.1	72.6	13.43	34.88	76.0	68.7	15.99	34.26
Canadian Operations	18.7	14.4	18.62	47.84	15.6	14.4	25.20	44.56
Total	96.8	87.0	14.43	37.03	91.6	83.1	17.56	36.04

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	231.0	215.4	51.94	82.70	221.4	208.8	52.99	78.36
Canadian Operations	51.7	47.0	52.06	89.39	46.3	48.5	57.43	84.77
Total	282.7	262.4	51.96	83.90	267.7	257.3	53.76	79.57

Natural Gas (MMcf/d, $/Mcf)
USA Operations	530	485	1.79	6.87	518	479	2.57	5.86
Canadian Operations	1,213	941	2.02	6.73	1,131	977	3.30	5.61
Total	1,743	1,426	1.95	6.78	1,649	1,456	3.07	5.69

Total Production (MBOE/d, $/BOE)
USA Operations	319.2	296.1	40.56	71.39	307.7	288.8	42.45	66.40
Canadian Operations	253.8	203.9	20.26	51.70	234.7	211.2	27.21	45.39
Total	573.0	500.0	31.56	63.36	542.4	500.0	35.86	57.52

Production Mix (%)
Oil & Plant Condensate	32	35			32	35
NGLs – Other	17	17			17	16
Total Oil & NGLs	49	52			49	51
Natural Gas	51	48			51	49

Production Change
Year Over Year (%) (3)
Total Oil & NGLs	8	(8)			4	(8)
Natural Gas	22	(11)			13	(8)
Total Production	15	(10)			8	(9)
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

	Three months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2022 Upstream Product Revenues (1)	$1,312	$399	$294	$879	$2,884
Increase (decrease) due to:
Sales prices	(463)	(141)	(202)	(765)	(1,571)
Production volumes	95	7	37	194	333
2023 Upstream Product Revenues	$944	$265	$129	$308	$1,646

	Six months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2022 Upstream Product Revenues (1)	$2,387	$777	$542	$1,500	$5,206
Increase (decrease) due to:
Sales prices	(675)	(208)	(304)	(781)	(1,968)
Production volumes	80	(49)	55	197	283
2023 Upstream Product Revenues	$1,792	$520	$293	$916	$3,521
(1)
Revenues for the second quarter and first six months of 2022 exclude certain other revenue and royalty adjustments with no associated production volumes of $3 million and $5 million, respectively.

Oil Revenues

Three months ended June 30, 2023 versus June 30, 2022

Oil revenues were lower by $368 million compared to the second quarter of 2022 primarily due to:

•
A decrease of $35.74 per bbl, or 33 percent, in the average realized oil prices which decreased revenues by $463 million. The decrease reflected lower WTI and Houston benchmark prices which were both down 32 percent, and the weakening of regional pricing relative to the WTI benchmark price in the USA Operations; and
•
Higher average oil production volumes of 9.6 Mbbls/d increased revenues by $95 million. Higher volumes were primarily due to the Permian Acquisition in the second quarter of 2023 (9.9 Mbbls/d) and successful drilling in Permian and Bakken (7.8 Mbbls/d), partially offset by natural declines in Anadarko (4.8 Mbbls/d), and the sale of the Bakken assets in the second quarter of 2023 (2.6 Mbbls/d).

Six months ended June 30, 2023 versus June 30, 2022

Oil revenues were lower by $595 million compared to the first six months of 2022 primarily due to:

•
A decrease of $27.63 per bbl, or 27 percent, in the average realized oil prices which decreased revenues by $675 million. The decrease reflected lower WTI and Houston benchmark prices which were both down 26 percent, and the weakening of regional pricing relative to the WTI benchmark price in the USA Operations; and
•
Higher average oil production volumes of 4.4 Mbbls/d increased revenues by $80 million. Higher volumes were primarily due to successful drilling in Bakken (5.2 Mbbls/d) and the Permian Acquisition in the second quarter of 2023 (5.0 Mbbls/d), partially offset by natural declines in Anadarko (3.9 Mbbls/d), and the sale of portions of the Uinta assets in the third quarter of 2022 and the sale of the Bakken assets in the second quarter of 2023 (2.9 Mbbls/d).

NGL Revenues

Three months ended June 30, 2023 versus June 30, 2022

NGL revenues were lower by $299 million compared to the second quarter of 2022 primarily due to:

•
A decrease of $22.60 per bbl, or 61 percent, in the average realized other NGL prices which decreased revenues by $202 million. The decrease reflected lower other NGL benchmark prices and lower regional pricing;
•
A decrease of $35.60 per bbl, or 35 percent, in the average realized plant condensate prices which decreased revenues by $141 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were down 32 percent and 30 percent, respectively, and lower regional pricing relative to the WTI benchmark price; and
•
Higher average other NGL production volumes of 9.8 Mbbls/d increased revenues by $37 million. Higher volumes were primarily due to successful drilling in Permian, Bakken and Montney (7.3 Mbbls/d), and lower effective royalty rates resulting from lower commodity prices in Montney (3.2 Mbbls/d).

Six months ended June 30, 2023 versus June 30, 2022

NGL revenues were lower by $506 million compared to the first six months of 2022 primarily due to:

•
A decrease of $18.48 per bbl, or 51 percent, in the average realized other NGL prices which decreased revenues by $304 million. The decrease reflected lower other NGL benchmark prices and lower regional pricing;
•
A decrease of $28.37 per bbl, or 29 percent, in the average realized plant condensate prices which decreased revenues by $208 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were down 26 percent and 21 percent, respectively, and lower regional pricing relative to the WTI benchmark price;
•
Lower average plant condensate production volumes of 2.5 Mbbls/d decreased revenues by $49 million. Lower volumes were primarily due to natural declines in Montney (3.8 Mbbls/d), partially offset by successful drilling in Montney, Permian and Bakken (1.3 Mbbls/d); and
•
Higher average other NGL production volumes of 8.5 Mbbls/d increased revenues by $55 million. Higher volumes were primarily due to successful drilling in Permian, Bakken and Montney (5.3 Mbbls/d), higher recoveries of other NGLs in Anadarko (2.1 Mbbls/d) and lower effective royalty rates resulting from lower commodity prices in Montney (1.5 Mbbls/d).

Natural Gas Revenues

Three months ended June 30, 2023 versus June 30, 2022

Natural gas revenues were lower by $571 million compared to the second quarter of 2022 primarily due to:

•
A decrease of $4.83 per Mcf, or 71 percent, in the average realized natural gas prices which decreased revenues by $765 million. The decrease reflected lower NYMEX, Dawn and AECO benchmark prices which were down 71 percent, 70 percent and 63 percent, respectively; and
•
Higher average natural gas production volumes of 317 MMcf/d increased revenues by $194 million primarily due to lower effective royalty rates resulting from lower commodity prices in Montney (193 MMcf/d), and successful drilling in Montney, Permian and Bakken (143 MMcf/d).

Six months ended June 30, 2023 versus June 30, 2022

Natural gas revenues were lower by $584 million compared to the first six months of 2022 primarily due to:

•
A decrease of $2.62 per Mcf, or 46 percent, in the average realized natural gas prices which decreased revenues by $781 million. The decrease reflected lower Dawn, NYMEX and AECO benchmark prices which were down 57 percent, 54 percent and 38 percent, respectively; and
•
Higher average natural gas production volumes of 193 MMcf/d increased revenues by $197 million primarily due to successful drilling in Montney, Permian and Bakken (126 MMcf/d), and lower effective royalty rates resulting from lower commodity prices in Montney (82 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at June 30, 2023 can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$-	$(235)	$-	$(378)
NGLs - Plant Condensate	-	(51)	-	(83)
Natural Gas	5	(522)	(71)	(795)
Other (2)	-	-	-	2
Total	5	(808)	(71)	(1,254)

Unrealized Gains (Losses) on Risk Management	142	513	160	(499)
Total Gains (Losses) on Risk Management, Net	$147	$(295)	$89	$(1,753)

	Three months ended June 30,		Six months ended June 30,
(Per-unit)	2023	2022	2023	2022

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$-	$(19.41)	$-	$(16.00)
NGLs - Plant Condensate ($/bbl)	$-	$(13.07)	$-	$(10.48)
Natural Gas ($/Mcf)	$0.03	$(4.00)	$(0.24)	$(3.00)
Total ($/BOE)	$0.10	$(17.66)	$(0.72)	$(13.83)
(1)
Includes realized gains and losses related to the USA and Canadian Operations.
(2)
Other primarily includes realized gains or losses from Market Optimization and other derivative contracts with no associated production volumes.

Ovintiv recognizes fair value changes from its risk management activities each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationship between contract prices and the associated forward curves. Realized gains or losses on risk management activities related to commodity price mitigation are included in the USA Operations, Canadian Operations and Market Optimization revenues as the contracts are cash settled. Unrealized gains or losses on fair value changes of unsettled contracts are included in the Corporate and Other segment. Additional information on fair value changes can be found in Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Market Optimization Revenues

Market Optimization product revenues relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. Ovintiv also purchases and sells third-party volumes under marketing arrangements associated with the Company’s previous divestitures.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

Market Optimization	$703	$1,127	$1,419	$2,209

Three months ended June 30, 2023 versus June 30, 2022

Market Optimization product revenues decreased $424 million compared to the second quarter of 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($420 million), and lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($28 million);

partially offset by:

•
Higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($24 million).

Six months ended June 30, 2023 versus June 30, 2022

Market Optimization product revenues decreased $790 million compared to the first six months of 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($620 million), lower sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($86 million) and lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($84 million).

Sublease Revenues

Sublease revenues primarily include amounts related to the sublease of office space in The Bow office building recorded in the Corporate and Other segment. Additional information on office sublease income can be found in Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Expenses

Production, Mineral and Other Taxes

Production, mineral and other taxes include production and property taxes. Production taxes are generally assessed as a percentage of oil, NGLs and natural gas production revenues. Property taxes are generally assessed based on the value of the underlying assets.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

USA Operations	$73	$115	$153	$205
Canadian Operations	3	3	7	7
Total	$76	$118	$160	$212

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2023	2022	2023	2022

USA Operations	$2.49	$4.25	$2.74	$3.92
Canadian Operations	$0.14	$0.15	$0.17	$0.16
Production, Mineral and Other Taxes	$1.43	$2.58	$1.63	$2.33

Three months ended June 30, 2023 versus June 30, 2022

Production, mineral and other taxes decreased $42 million compared to the second quarter of 2022 primarily due to:

•
Lower production tax in USA Operations due to lower commodity prices ($38 million) and the sale of the Bakken assets in second quarter of 2023 ($3 million);

Six months ended June 30, 2023 versus June 30, 2022

Production, mineral and other taxes decreased $52 million compared to the first six months of 2022 primarily due to:

•
Lower production tax in USA Operations due to lower commodity prices ($52 million) and the sale of the Bakken assets in the second quarter of 2023 ($3 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

USA Operations	$148	$159	$295	$294
Canadian Operations	268	253	535	484
Upstream Transportation and Processing	416	412	830	778

Market Optimization	36	41	77	81
Total	$452	$453	$907	$859

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2023	2022	2023	2022

USA Operations	$5.10	$5.91	$5.29	$5.62
Canadian Operations	$11.57	$13.67	$12.59	$12.66
Upstream Transportation and Processing	$7.97	$9.08	$8.45	$8.60

Three months ended June 30, 2023 versus June 30, 2022

Transportation and processing expense decreased $1 million compared to the second quarter of 2022 primarily due to:

•
Lower variable contract rates in Permian ($27 million), lower downstream transport costs in Montney ($16 million), higher U.S./Canadian dollar exchange rate ($12 million) and the sale of the Bakken assets in the second quarter of 2023 ($5 million);

partially offset by:

•
Higher costs relating to the diversification of the Company’s downstream markets ($17 million), higher gas volumes in Permian and Bakken ($16 million), higher flow-through rates resulting from increased third-party plant operating costs in Montney ($12 million), third-party plant turnarounds in Montney ($10 million) and rate escalation of transportation contracts in Uinta and Bakken ($8 million).

Six months ended June 30, 2023 versus June 30, 2022

Transportation and processing expense increased $48 million compared to the first six months of 2022 primarily due to:

•
Higher costs relating to the diversification of the Company’s downstream markets ($34 million), higher gas volumes in Bakken and Permian ($26 million), rate escalation of transportation contracts in Uinta and Bakken ($25 million), higher flow-through rates resulting from increased third-party plant operating costs in Montney ($24 million) and third-party plant turnarounds in Montney ($11 million);

partially offset by:

•
Lower variable contract rates in Permian ($43 million), higher U.S./Canadian dollar exchange rate ($27 million) and the sale of the Bakken assets in the second quarter of 2023 ($5 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

USA Operations	$167	$149	$337	$291
Canadian Operations	2	25	31	62
Upstream Operating Expense	169	174	368	353

Market Optimization	6	6	13	15
Total	$175	$180	$381	$368

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2023	2022	2023	2022

USA Operations	$5.73	$5.53	$6.05	$5.56
Canadian Operations	$0.10	$1.35	$0.73	$1.64
Upstream Operating Expense	$3.23	$3.83	$3.75	$3.90

Three months ended June 30, 2023 versus June 30, 2022

Operating expense decreased $5 million compared to the second quarter of 2022 primarily due to:

•
Updates to operating contract terms, including a recovery of prior years’ costs ($23 million), the sale of portions of Uinta assets in the third quarter of 2022 ($13 million) and the sale of the Bakken assets in the second quarter of 2023 ($5 million);

partially offset by:

•
Increased activity due to more wells on production and sustained inflationary pressures ($28 million) and the Permian Acquisition in the second quarter of 2023 ($10 million).

Six months ended June 30, 2023 versus June 30, 2022

Operating expense increased $13 million compared to the first six months of 2022 primarily due to:

•
Increased activity due to more wells on production and sustained inflationary pressures ($67 million) and the Permian Acquisition in the second quarter of 2023 ($10 million);

partially offset by:

•
The sale of portions of Uinta assets in the third quarter of 2022 ($26 million), updates to operating contract terms, including a recovery of prior years’ costs ($23 million), lower long-term incentive costs resulting from a decrease in the Company’s share price compared to an increase in 2022 ($8 million) and the sale of the Bakken assets in the second quarter of 2023 ($5 million).

Additional information on the Company’s long-term incentive costs can be found in Note 16 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

Market Optimization	$692	$1,115	$1,393	$2,181

Three months ended June 30, 2023 versus June 30, 2022

Purchased product expense decreased $423 million compared to the second quarter of 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($420 million), and lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($28 million);

partially offset by:

•
Higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($25 million).

Six months ended June 30, 2023 versus June 30, 2022

Purchased product expense decreased $788 million compared to the first six months of 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($621 million), lower third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($85 million) and lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($82 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

USA Operations	$336	$217	$630	$417
Canadian Operations	78	56	143	115
Upstream DD&A	414	273	773	532

Corporate & Other	5	5	10	10
Total	$419	$278	$783	$542

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2023	2022	2023	2022

USA Operations	$11.56	$8.05	$11.31	$7.98
Canadian Operations	$3.36	$3.04	$3.37	$3.01
Upstream DD&A	$7.93	$6.00	$7.87	$5.88

Three months ended June 30, 2023 versus June 30, 2022

DD&A increased $141 million compared to the second quarter of 2022 primarily due to:

•
Higher depletion rates in the USA and Canadian Operations ($102 million and $11 million, respectively) and higher production volumes in the USA and Canadian Operations ($17 million and $13 million, respectively).

The depletion rate in the USA and Canadian Operations increased $3.51 per BOE and $0.32 per BOE, respectively compared to the second quarter of 2022 primarily due to a higher depletable base.

Six months ended June 30, 2023 versus June 30, 2022

DD&A increased $241 million compared to the first six months of 2022 primarily due to:

•
Higher depletion rates in the USA and Canadian Operations ($185 million and $23 million, respectively) and higher production volumes in the USA and Canadian Operations ($27 million and $12 million, respectively);

partially offset by:

•
Higher U.S./Canadian dollar exchange rate ($7 million).

The depletion rate in the USA and Canadian Operations increased $3.33 per BOE and $0.36 per BOE, respectively compared to the first six months of 2022 primarily due to a higher depletable base.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. These expenses primarily include salaries and benefits, operating lease, office, information technology, transaction and long-term incentive costs.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

Administrative, excluding Long-Term Incentive,
Transaction and Legal Costs, and Current
Expected Credit Losses (1)	$66	$62	$137	$128
Long-term incentive costs	16	7	(3)	86
Transaction and legal costs	86	-	92	(1)
Current expected credit losses	-	2	-	2
Total Administrative	$168	$71	$226	$215

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2023	2022	2023	2022

Administrative, excluding Long-Term Incentive,
Transaction and Legal Costs, and Current
Expected Credit Losses (1)	$1.28	$1.36	$1.39	$1.41
Long-term incentive costs	0.30	0.15	(0.03)	0.95
Transaction and legal costs	1.65	-	0.94	(0.01)
Current expected credit losses	-	0.05	-	0.03
Total Administrative	$3.23	$1.56	$2.30	$2.38
(1)
The second quarter and first six months of 2023 include costs related to The Bow office lease of $29 million and $57 million, respectively (2022 - $29 million and $58 million, respectively), half of which is recovered from sublease revenues.

Three months ended June 30, 2023 versus June 30, 2022

Administrative expense increased $97 million compared to the second quarter of 2022 primarily due to:

•
Transaction costs mainly related to the Permian Acquisition in the second quarter of 2023 ($82 million) and higher long-term incentive costs resulting from an increase in the Company’s share price in the second quarter of 2023 compared to a decrease in 2022 ($9 million).

Six months ended June 30, 2023 versus June 30, 2022

Administrative expense increased $11 million compared to the first six months of 2022 primarily due to:

•
Transaction costs mainly related to the Permian Acquisition in the second quarter of 2023 ($82 million) and increases in legal and operating lease costs ($16 million);

partially offset by:

•
Recovery of long-term incentive costs resulting from a decrease in the Company’s share price in the first six months of 2023 compared to an increase in 2022 ($89 million).

Additional information on the Company’s long-term incentive costs can be found in Note 16 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

Interest	$80	$91	$151	$165
Foreign Exchange (Gain) Loss, Net	25	3	22	2
Other (Gains) Losses, Net	(11)	-	(14)	(27)
Total Other (Income) Expenses	$94	$94	$159	$140

Interest

Interest expense primarily includes interest on Ovintiv’s long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended June 30, 2023 versus June 30, 2022

Interest expense decreased $11 million compared to the second quarter of 2022 primarily due to:

•
A make-whole interest payment of $47 million resulting from the early redemption of the Company’s 2024 senior notes in June 2022 and interest savings related to the redemption of certain other senior notes in 2022 ($18 million);

partially offset by:

•
The acceleration of the fair value amortization related to the early redemption of the Company’s 2024 senior notes in June 2022 of $30 million, interest expense related to outstanding balances under the Company’s U.S. CP program and revolving credit facilities ($11 million) and interest expense related to senior unsecured notes issued in May 2023 ($11 million).

Six months ended June 30, 2023 versus June 30, 2022

Interest expense decreased $14 million compared to the first six months of 2022 primarily due to:

•
A make-whole interest payment of $47 million resulting from the early redemption of the Company’s 2024 senior notes in June 2022 and interest savings related to the redemption of certain other senior notes in 2022 ($34 million);

partially offset by:

•
The acceleration of the fair value amortization related to the early redemption of the Company’s 2024 senior notes in June 2022 of $30 million, interest expense related to outstanding balances under the Company’s U.S. CP program and revolving credit facilities ($19 million), interest expense related to senior unsecured notes issued in May 2023 ($11 million) and an assessment related to certain prior years’ tax items ($8 million).

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

Three months ended June 30, 2023 versus June 30, 2022

Net foreign exchange losses increased $22 million compared to the second quarter of 2022 primarily due to:

•
Foreign exchange losses on the translation and settlement of intercompany notes ($24 million) and losses on other monetary revaluations compared to gains in 2022 ($11 million);

partially offset by:

•
Unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2022 ($16 million).

Six months ended June 30, 2023 versus June 30, 2022

Net foreign exchange losses increased $20 million compared to the first six months of 2022 primarily due to:

•
Foreign exchange losses on the translation and settlement of intercompany notes ($25 million), realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada compared to gains in 2022 ($9 million) and higher losses on other monetary revaluations ($6 million);

partially offset by:

•
Unrealized foreign exchange gain on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2022 ($19 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets, government stimulus programs and adjustments related to other assets.

Other gains in the first six months of 2023 includes interest income of $7 million primarily generated from short-term investments. Other gains in the first six months of 2022 includes interest income of $23 million primarily associated with the resolution of prior years’ tax items.

Income Tax

	Three months ended June 30,		Six months ended June 30,
($ millions)	2023	2022	2023	2022

Current Income Tax Expense (Recovery)	$54	$7	$116	$10
Deferred Income Tax Expense (Recovery)	47	58	111	50
Income Tax Expense (Recovery)	$101	$65	$227	$60

Effective Tax Rate	23.1%	4.6%	21.6%	5.1%

Income Tax Expense (Recovery)

Three months ended June 30, 2023 versus June 30, 2022

In the second quarter of 2023, Ovintiv recorded higher income tax expense of $36 million compared to 2022 primarily due to changes in valuation allowances and the expected full utilization of Ovintiv’s operating losses in Canada, resulting in current tax in 2023.

Six months ended June 30, 2023 versus June 30, 2022

In the first six months of 2023, Ovintiv recorded higher income tax expense of $167 million compared to 2022 primarily due to changes in valuation allowances and the expected full utilization of Ovintiv’s operating losses in Canada, resulting in current tax in 2023.

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

For the second quarter and the first six months of 2023, the Company’s effective tax rate was 23.1 percent and 21.6 percent, respectively, which are higher than the U.S. federal statutory rate of 21 percent primarily due to state taxes.

For the second quarter and the first six months of 2022, the Company’s effective tax rate was 4.6 percent and 5.1 percent, respectively, which were lower than the U.S federal statutory tax rate of 21 percent primarily due to a lower annual effective income tax rate resulting from a reduction in valuation allowances.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and seeks to ensure that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations and capital allocation framework or to manage its capital structure as discussed below. At June 30, 2023, $46 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

	As at June 30,
($ millions, except as indicated)	2023	2022

Cash and Cash Equivalents	$52	$8
Available Credit Facilities (1)	3,150	3,500
Available Uncommitted Demand Lines (2)	278	308
Issuance of U.S. Commercial Paper	(330)	(215)
Total Liquidity	$3,150	$3,601

Long-Term Debt, including current portion	$6,134	$3,902
Total Shareholders’ Equity (3)	$9,316	$5,821

Debt to Capitalization (%) (4)	40	40
Debt to Adjusted Capitalization (%) (5)	26	22
(1)
2023 includes available credit facilities of $1.85 billion in the U.S. and $1.3 billion in Canada (2022 - $2.2 billion and $1.3 billion, respectively).
(2)
Includes three uncommitted demand lines totaling $326 million, net of $48 million in related undrawn letters of credit (2022 - $333 million and $25 million, respectively).
(3)
Shareholders’ Equity reflects the shares of common stock purchased, for cancellation, under the Company’s NCIB program and shares issued in conjunction with the Permian Acquisition.
(4)
Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(5)
A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in July 2026, provide financial flexibility and allow the Company to fund its operations or capital investment program. At June 30, 2023, $350 million was outstanding under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at June 30, 2023, the Company had $330 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 5.98 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at June 30, 2023.

The Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $3.2 billion as at June 30, 2023. At June 30, 2023, Ovintiv also had approximately $48 million in undrawn letters of credit issued in the normal course of business primarily as collateral security related to sales arrangements.

On June 12, 2023, the Company closed the Permian Acquisition and issued approximately 31.8 million shares of Ovintiv common stock and paid approximately $3.2 billion in cash, for total consideration of approximately $4.4 billion, which included customary closing adjustments. The cash portion of the acquisition was funded through a combination of net proceeds from the issuance of senior unsecured notes, cash proceeds received from the sale of the Company’s Bakken assets, cash on hand and proceeds from short-term borrowings.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement was renewed in March 2023.

The obligations under the Company’s existing debt securities are fully and unconditionally guaranteed on a senior unsecured basis by Ovintiv Canada ULC, an indirect wholly-owned subsidiary of the Company. Additional information on the Company’s Canadian Operations segment and the Bow office lease can be found in the Results of Operations section in this MD&A and the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the MD&A and audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2022, which are included in Items 7 and 8, respectively, of the 2022 Annual Report on Form 10-K.

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at June 30, 2023, the Company’s Debt to Adjusted Capitalization was 26 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of the 2022 Annual Report on Form 10‑K.

The Company’s debt-based metrics have increased over the prior year primarily due to the increase in long-term debt resulting from the Permian Acquisition.

Sources and Uses of Cash

In the first six months of 2023, Ovintiv primarily generated cash through operating activities and received net proceeds from the Company’s debt issuance to fund a portion of the Permian Acquisition. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended June 30,		Six months ended June 30,
($ millions)	Activity Type	2023	2022	2023	2022

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$831	$1,344	$1,899	$2,029
Proceeds from divestitures	Investing	717	4	729	5
Net issuance of revolving long-term debt	Financing	100	215	287	215
Issuance of long-term debt	Financing	2,278	-	2,278	-
Other	Investing	155	-	89	48
		4,081	1,563	5,282	2,297

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	640	511	1,250	962
Acquisitions	Investing	15	7	214	22
Corporate acquisition, net of cash acquired	Investing	3,225	-	3,225	-
Repayment of long-term debt (1)	Financing	-	1,103	-	1,109
Purchase of shares of common stock	Financing	89	135	328	206
Dividends on shares of common stock	Financing	82	64	143	116
Other	Financing	1	2	72	66
		4,052	1,822	5,232	2,481
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(3)	(4)	(3)	(3)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$26	$(263)	$47	$(187)
(1)
Includes open market repurchases and redemption of the Company’s $1.0 billion senior notes in 2022.

Operating Activities

Net cash from operating activities in the second quarter and first six months of 2023 was $831 million and $1,899 million, respectively, and was primarily a reflection of the impacts from lower average realized commodity prices, partially offset by lower realized losses on risk management in revenues, changes in non‑cash working capital and higher production volumes.

Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the second quarter and first six months of 2023 was $699 million and $1,550 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended June 30, 2023 versus June 30, 2022

Net cash from operating activities decreased $513 million compared to the second quarter of 2022 primarily due to:

•
Lower realized commodity prices ($1,571 million), higher administrative expenses, excluding non-cash long-term incentive costs ($83 million) and increase in current income taxes ($47 million);

partially offset by:

•
Realized gains on risk management in revenues compared to losses in 2022 ($813 million), higher production volumes ($333 million) and lower production, mineral and other taxes ($42 million).

Six months ended June 30, 2023 versus June 30, 2022

Net cash from operating activities decreased $130 million compared to the first six months of 2022 primarily due to:

•
Lower realized commodity prices ($1,968 million), increase in current income taxes ($106 million), higher administrative expenses, excluding non-cash long-term incentive costs ($59 million), higher transportation and processing expense ($48 million), higher operating expense, excluding non-cash long-term incentive costs ($19 million) and lower interest income ($16 million);

partially offset by:

•
Lower realized losses on risk management in revenues compared to 2022 ($1,183 million), changes in non-cash working capital ($579 million), higher production volumes ($283 million) and lower production, mineral and other taxes ($52 million).

Investing Activities

Cash used in investing activities in the first six months of 2023 was $3,871 million primarily due to acquisitions and capital expenditures. Capital expenditures, and acquisition and divestiture activities are summarized in Notes 2 and 7, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital expenditures increased $288 million compared to the first six months of 2022, primarily due to a higher capital expenditure plan, inflationary cost pressures and timing of projects.

Acquisitions in the first six months of 2023 were $214 million, which primarily included property purchases with oil and liquids rich potential (2022 - $22 million).

Corporate acquisition in the first six months of 2023 was $3,225 million, which relates to the Permian Acquisition in the second quarter of 2023. Additional information regarding the Permian Acquisition can be found in Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Divestitures in the first six months of 2023 were $729 million, which primarily included the sale of the Bakken assets in North Dakota and certain properties that did not complement Ovintiv’s existing portfolio of assets. Divestitures in the first six months of 2022 were $5 million, which primarily included certain properties that did not complement Ovintiv’s existing portfolio of assets.

Financing Activities

Net cash from and/or used in financing activities has been impacted by the Company’s bond offering in the second quarter of 2023 and Ovintiv’s strategic objective to return value to shareholders by repaying or repurchasing existing debt, purchasing shares of common stock and paying dividends.

Net cash from financing activities in the first six months of 2023 was $2,022 million compared to net cash used in financing activities of $1,282 million in 2022. The change was primarily due to the net issuance of long-term debt in 2023 of $2,278 million as discussed below compared to a repayment in 2022 of $1,109 million and net issuance of revolving long-term debt ($72 million), partially offset by increased purchases of shares of common stock under the Company’s NCIB program in 2023 compared to 2022 ($122 million) and an increase in dividend payments in 2023 ($27 million).

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

The Company’s long-term debt, including the current portion of $680 million, totaled $6,134 million at June 30, 2023. The Company’s long-term debt at December 31, 2022, including the current portion of $393 million, totaled $3,570 million. As at June 30, 2023, the Company has no fixed rate long-term debt due until 2025 and beyond.

On May 31, 2023, Ovintiv completed a public offering of senior unsecured notes of $600 million with a coupon rate of 5.65 percent due May 15, 2025, $700 million with a coupon rate of 5.65 percent due May 15, 2028, $600 million with a coupon rate of 6.25 percent due July 15, 2033 and $400 million with a coupon rate of 7.10 percent due July 15, 2053. The net proceeds of the offering, totaling $2,278 million, were used to fund a portion of the Company’s Permian Acquisition.

In support of the Company’s commitment to unlocking shareholder value, Ovintiv utilizes its capital allocation framework to increase returns to shareholders and to focus on strategic opportunities to strengthen the balance sheet. Ovintiv expects to continue to deliver additional shareholder returns through share buybacks under its NCIB program.

For additional information on long-term debt refer to Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Further details on the Company’s debt-based metrics can be found in the Non-GAAP measures section of this MD&A.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2023	2022	2023	2022

Dividend Payments	$82	$64	$143	$116
Dividend Payments ($/share)	$0.30	$0.25	$0.55	$0.45

On July 27, 2023, the Board of Directors declared a dividend of $0.30 per share of common stock payable on September 29, 2023, to common shareholders of record as of September 15, 2023.

Dividends increased $27 million compared to the first six months of 2022 as a result of Ovintiv increasing its annualized dividend to $1.00 per share of common stock in the second quarter of 2022 and a further increase to an annualized dividend of $1.20 per share of common stock in the second quarter of 2023. The dividend increase reflects the Company’s commitment to returning capital to shareholders.

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

In the second quarter and first six months of 2023, under the current NCIB program, the Company purchased, for cancellation, approximately 2.5 million and 7.7 million, respectively, shares of common stock for total consideration of approximately $89 million and $328 million, respectively.

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

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies and use of estimates from the disclosures reported in the “Critical Accounting Estimates” section of the MD&A included in Item 7 of the 2022 Annual Report on Form 10-K. The Company evaluated the impact of the Permian Acquisition, and the use of estimates and key judgments used in the preliminary purchase price allocation are disclosed in Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2023	2022	2023	2022

Cash From (Used in) Operating Activities	$831	$1,344	$1,899	$2,029
(Add back) deduct:
Net change in other assets and liabilities	(12)	(13)	(17)	(25)
Net change in non-cash working capital	144	133	366	(213)
Non-GAAP Cash Flow	$699	$1,224	$1,550	$2,267

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

($ millions, except as indicated)	June 30, 2023	December 31, 2022

Debt (Long-Term Debt, including Current Portion)	$6,134	$3,570
Total Shareholders’ Equity	9,316	7,689
Capitalization	$15,450	$11,259
Debt to Capitalization	40%	32%

Debt (Long-Term Debt, including Current Portion)	$6,134	$3,570
Total Shareholders’ Equity	9,316	7,689
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$23,196	$19,005
Debt to Adjusted Capitalization	26%	19%

The increase in Debt to Capitalization and Debt to Adjusted Capitalization are primarily due to the increase in long-term debt resulting from the Permian Acquisition.

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

($ millions, except as indicated)	June 30, 2023	December 31, 2022

Debt (Long-Term Debt, including Current Portion)	$6,134	$3,570

Net Earnings (Loss)	3,344	3,637
Add back (deduct):
Depreciation, depletion and amortization	1,354	1,113
Interest	297	311
Income tax expense (recovery)	90	(77)
EBITDA	$5,085	$4,984
Debt to EBITDA (times)	1.2	0.7

Net Earnings (Loss)	3,344	3,637
Add back (deduct):
Depreciation, depletion and amortization	1,354	1,113
Accretion of asset retirement obligation	17	18
Interest	297	311
Unrealized (gains) losses on risk management	(1,400)	(741)
Foreign exchange (gain) loss, net	35	15
Other (gains) losses, net	(20)	(33)
Income tax expense (recovery)	90	(77)
Adjusted EBITDA	$3,717	$4,243
Debt to Adjusted EBITDA (times)	1.7	0.8
The increase in Debt to EBITDA and Debt to Adjusted EBITDA are primarily due to the increase in long-term debt resulting from the Permian Acquisition. EBITDA and Adjusted EBITDA only include the results of operations from the acquired Permian assets for the post-acquisition period from June 12, 2023 to June 30, 2023.

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Part 1, Item 2 of this Quarterly Report on Form 10‑Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of the 2022 Annual Report on Form 10‑K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 19 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

	June 30, 2023
(US$ millions)	10% Price Increase	10% Price Decrease

Crude oil price	$(169)	$186
NGL price	(2)	2
Natural gas price	(69)	67

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$(5)		$(10)
Transportation and Processing Expense (1)	(12)	$(0.24)	(27)	$(0.28)
Operating Expense (1)	(2)	(0.02)	(4)	(0.04)
Administrative Expense	(2)	(0.04)	(7)	(0.07)
Depreciation, Depletion and Amortization (1)	(3)	(0.05)	(7)	(0.07)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2023, Ovintiv has entered into $266 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3470 to US$1, which mature monthly through the remainder of 2023.

As at June 30, 2023, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	June 30, 2023
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$125	$(153)

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

As at June 30, 2023, Ovintiv had floating rate revolving credit and term loan borrowings of $680 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $7 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

For the second quarter ended June 30, 2023, management’s assessment of, and conclusion on, the effectiveness of internal controls over financial reporting did not include the internal controls related to the Permian Acquisition that closed on June 12, 2023. Upon closing, the Permian Acquisition’s total assets acquired represented 33 percent of the Company’s consolidated total assets as of March 31, 2023. The assets acquired generated revenues of $67 million for the period from June 12, 2023, to June 30, 2023, which represented three percent and one percent of the Company’s consolidated total revenues for the three and six months ended June 30, 2023, respectively. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting for a period of up to one year following an acquisition while integration occurs. The Company is in the process of assessing the internal controls over financial reporting of the Permian Acquisition. Except as noted above, there were no changes in the Company’s internal controls over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2022 Annual Report on Form 10‑K and Note 21 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

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

During the three months ended June 30, 2023, the Company purchased approximately 2.5 million shares of common stock for total consideration of approximately $90 million at a weighted average price of $35.84. The following table presents the common shares purchased during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2023	-	$-	-	16,158,179
May 1 to May 31, 2023	391,750	32.80	391,750	15,766,429
June 1 to June 30, 2023	2,119,514	36.40	2,119,514	13,646,915
Total	2,511,264	$35.84	2,511,264	13,646,915
(1)
For the three months ended June 30, 2023, no shares of common stock were repurchased through our broker in accordance with a Rule 10b5-1 compliant plan initially adopted by the Company on September 30, 2021.
(2)
Includes commissions but excludes excise taxes.

In the first quarter of 2022, Ovintiv obtained an exemption order (the “NCIB Exemption”) from the Alberta Securities Commission and the Ontario Securities Commission, which permits Ovintiv to make repurchases (the “Proposed Bids”), under its current and any future normal course issuer bids, through the facilities of the NYSE and other U.S.-based trading systems (collectively, “U.S. Markets”), in excess of the maximum allowable purchases under applicable Canadian securities laws. The NCIB Exemption applies to any Proposed Bid commenced within 36 months of the date of the exemption order and is subject to several other conditions, including that Ovintiv remain a U.S. and SEC foreign issuer under applicable Canadian securities laws. The purchases of common stock under a Proposed Bid must also be made in compliance with other applicable Canadian securities laws and applicable U.S. rules. Additionally, the NCIB Exemption imposed restrictions on the number of shares of common stock that may be acquired under the exemption, including that: (a) Ovintiv may not acquire common stock in reliance upon the exemption under subsection 4.8(3) of Canadian National Instrument 62-104 – Take-Over Bids and Issuer Bids (“NI 62-104”) from the requirements applicable to issuer bids (the “Other Published Markets Exemption”) if the aggregate number of shares of common stock purchased by Ovintiv, and any person or company acting jointly or in concert with Ovintiv, in reliance on the NCIB Exemption and the Other Published Markets Exemption within any period of 12 months exceeds 5% of the outstanding common stock on the first day of such 12-month period; and (b) the aggregate number of shares of common stock purchased pursuant to (i) a Proposed Bid in reliance on the NCIB Exemption; (ii) exempt issuer bid purchases made in the normal course through the facilities of the TSX; and (iii) the Other Published Markets Exemption does not exceed, over the 12-month period of its current NCIB, 10% of Ovintiv’s public float. As a result, the NCIB Exemption effectively allows Ovintiv to purchase up to 10% of its public float on U.S. Markets under its NCIB. Without the NCIB Exemption this amount would be limited to 5% of Ovintiv’s outstanding common stock within a 12-month period under applicable Canadian securities law.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
2.1*

Securities Purchase Agreement, dated April 3, 2023, by and among Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC, Piedra Energy IV Holdings, LLC, Black Swan Permian, LLC, Black Swan Operating, LLC, PetroLegacy Energy II, LLC, PearlSnap Midstream, LLC, Piedra Energy III, LLC and Piedra Energy IV, LLC, solely in its capacity as Sellers’ Representative, NMB Seller Representative, LLC, and Ovintiv Inc. and Ovintiv USA Inc. (incorporated by reference to Exhibit 2.1 to Ovintiv’s Current Report on Form 8-K filed on April 4, 2023, SEC File No. 001-39191).

4.1

Indenture, dated as of May 31, 2023, between Ovintiv Inc. and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).

4.2

First Supplemental Indenture, dated as of May 31, 2023, among Ovintiv Inc., Ovintiv Canada ULC and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).

4.3	Form of 5.650% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).
4.4	Form of 5.650% Senior Notes due 2028 (incorporated by reference to Exhibit 4.4 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).
4.5	Form of 6.250% Senior Notes due 2033 (incorporated by reference to Exhibit 4.5 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).
4.6	Form of 7.100% Senior Notes due 2053 (incorporated by reference to Exhibit 4.6 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).
10.1

Term Credit Agreement, dated as of April 26, 2023, Ovintiv, as borrower, Goldman Sachs, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on April 27, 2023, SEC File No. 001-39191).

10.2

Registration Rights Agreement, dated as of June 12, 2023, by and between Ovintiv Inc. and NMB Stock Trust (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on June 12, 2023, SEC File No. 001-39191).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

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

Dated: July 27, 2023