Form 10-Q
period 2023-09-30
Ovintiv Inc.
filed 2023-11-07
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of October 27, 2023	272,902,413

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q, and the other documents incorporated herein by reference (if any), contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10‑Q include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any future acquisition and divestiture transactions; the Company’s ability to successfully integrate any acquired assets (including the Permian Acquisition as defined in Note 8 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q) into its business; drilling plans and programs, including availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s capital structure and ability to access credit facilities, credit markets and other sources of liquidity; the ability of the Company to timely achieve its stated ESG goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase of the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions, except per share amounts)		2023	2022	2023	2022

Revenues	(Note 2)
Product and service revenues	(Note 3)	$2,913	$3,643	$7,857	$11,064
Gains (losses) on risk management, net	(Note 19)	(282)	(111)	(193)	(1,864)
Sublease revenues	(Note 10)	18	17	53	52
Total Revenues		2,649	3,549	7,717	9,252

Operating Expenses	(Note 2)
Production, mineral and other taxes		89	109	249	321
Transportation and processing		433	468	1,340	1,327
Operating	(Notes 16, 17)	243	228	624	596
Purchased product		846	973	2,239	3,154
Depreciation, depletion and amortization		486	291	1,269	833
Accretion of asset retirement obligation		5	4	14	14
Administrative	(Notes 8, 16, 17)	80	103	306	318
Total Operating Expenses		2,182	2,176	6,041	6,563
Operating Income (Loss)		467	1,373	1,676	2,689

Other (Income) Expenses
Interest	(Note 4)	98	83	249	248
Foreign exchange (gain) loss, net	(Notes 5, 19)	(22)	19	-	21
Other (gains) losses, net	(Note 17)	(2)	(3)	(16)	(30)
Total Other (Income) Expenses		74	99	233	239
Net Earnings (Loss) Before Income Tax		393	1,274	1,443	2,450
Income tax expense (recovery)	(Note 6)	(13)	88	214	148
Net Earnings (Loss)		$406	$1,186	$1,229	$2,302

Net Earnings (Loss) per Share of Common Stock	(Note 13)
Basic		$1.48	$4.70	$4.80	$9.00
Diluted		1.47	4.63	4.73	8.84
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 13)
Basic		273.7	252.5	255.8	255.7
Diluted		276.3	256.2	259.7	260.4

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2023	2022	2023	2022

Net Earnings (Loss)		$406	$1,186	$1,229	$2,302
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 14)	(59)	(94)	(4)	(125)
Pension and other post-employment benefit plans	(Notes 14, 17)	(2)	(1)	(5)	(4)
Other Comprehensive Income (Loss)		(61)	(95)	(9)	(129)
Comprehensive Income (Loss)		$345	$1,091	$1,220	$2,173

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		September 30,	December 31,
(US$ millions)		2023	2022

Assets
Current Assets
Cash and cash equivalents		$3	$5
Accounts receivable and accrued revenues (net of allowances
of $5 million (2022: $4 million))	(Note 3)	1,524	1,594
Risk management	(Notes 18, 19)	50	53
Income tax receivable		4	43
		1,581	1,695
Property, Plant and Equipment, at cost:	(Note 9)
Oil and natural gas properties, based on full cost accounting
Proved properties		62,950	57,054
Unproved properties		1,569	1,172
Other		931	882
Property, plant and equipment		65,450	59,108
Less: Accumulated depreciation, depletion and amortization		(50,935)	(49,640)
Property, plant and equipment, net	(Note 2)	14,515	9,468
Other Assets		1,006	1,004
Risk Management	(Notes 18, 19)	14	34
Deferred Income Taxes		199	271
Goodwill	(Note 2)	2,585	2,584
	(Note 2)	$19,900	$15,056

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,420	$2,221
Current portion of operating lease liabilities		81	76
Income tax payable		151	4
Risk management	(Notes 18, 19)	182	86
Current portion of long-term debt	(Note 11)	709	393
		3,543	2,780
Long-Term Debt	(Note 11)	5,454	3,177
Operating Lease Liabilities		813	814
Other Liabilities and Provisions	(Note 12)	124	131
Risk Management	(Notes 18, 19)	4	-
Asset Retirement Obligation		267	281
Deferred Income Taxes		143	184
		10,348	7,367
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2023 issued and outstanding: 272.9 million shares (2022: 245.7 million shares)	(Note 13)	3	3
Paid in surplus	(Note 13)	8,644	7,776
Retained earnings (Accumulated deficit)		(77)	(1,081)
Accumulated other comprehensive income	(Note 14)	982	991
Total Shareholders’ Equity		9,552	7,689
		$19,900	$15,056

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended September 30, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2023		$3	$8,671	$(401)	$1,043	$9,316
Net Earnings (Loss)		-	-	406	-	406
Dividends on Shares of Common Stock ($0.30 per share)	(Note 13)	-	-	(82)	-	(82)
Shares of Common Stock Purchased	(Note 13)	-	(45)	-	-	(45)
Equity-Settled Compensation Costs		-	18	-	-	18
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(61)	(61)
Balance, September 30, 2023		$3	$8,644	$(77)	$982	$9,552

Three Months Ended September 30, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2022		$3	$8,239	$(3,479)	$1,058	$5,821
Net Earnings (Loss)		-	-	1,186	-	1,186
Dividends on Shares of Common Stock ($0.25 per share)	(Note 13)	-	-	(62)	-	(62)
Shares of Common Stock Purchased	(Note 13)	-	(325)	-	-	(325)
Equity-Settled Compensation Costs		-	25	-	-	25
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(95)	(95)
Balance, September 30, 2022		$3	$7,939	$(2,355)	$963	$6,550

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689
Net Earnings (Loss)		-	-	1,229	-	1,229
Dividends on Shares of Common Stock ($0.85 per share)	(Note 13)	-	-	(225)	-	(225)
Shares of Common Stock Purchased	(Note 13)	-	(373)	-	-	(373)
Shares of Common Stock Issued	(Notes 8, 13, 20)	-	1,169	-	-	1,169
Equity-Settled Compensation Costs		-	72	-	-	72
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(9)	(9)
Balance, September 30, 2023		$3	$8,644	$(77)	$982	$9,552

Nine Months Ended September 30, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074
Net Earnings (Loss)		-	-	2,302	-	2,302
Dividends on Shares of Common Stock ($0.70 per share)	(Note 13)	-	-	(178)	-	(178)
Shares of Common Stock Purchased	(Note 13)	-	(531)	-	-	(531)
Equity-Settled Compensation Costs		-	12	-	-	12
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(129)	(129)
Balance, September 30, 2022		$3	$7,939	$(2,355)	$963	$6,550

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2023	2022	2023	2022

Operating Activities
Net earnings (loss)		$406	$1,186	$1,229	$2,302
Depreciation, depletion and amortization		486	291	1,269	833
Accretion of asset retirement obligation		5	4	14	14
Deferred income taxes	(Note 6)	(78)	88	33	138
Unrealized (gain) loss on risk management	(Note 19)	292	(710)	132	(211)
Unrealized foreign exchange (gain) loss	(Note 5)	(19)	20	(14)	24
Foreign exchange (gain) loss on settlements	(Note 5)	2	12	5	11
Other		18	57	(6)	104
Net change in other assets and liabilities		(14)	(17)	(31)	(42)
Net change in non-cash working capital	(Note 20)	(192)	31	174	(182)
Cash From (Used in) Operating Activities		906	962	2,805	2,991

Investing Activities
Capital expenditures	(Note 2)	(834)	(511)	(2,084)	(1,473)
Acquisitions	(Note 7)	(59)	(12)	(273)	(34)
Corporate acquisition, net of cash acquired	(Note 8)	-	-	(3,225)	-
Proceeds from divestitures	(Note 7)	12	225	741	230
Net change in investments and other		27	34	116	82
Cash From (Used in) Investing Activities		(854)	(264)	(4,725)	(1,195)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 11)	29	225	316	440
Issuance of long-term debt	(Note 11)	-	-	2,278	-
Repayment of long-term debt	(Note 11)	-	(525)	-	(1,634)
Purchase of shares of common stock	(Note 13)	(45)	(325)	(373)	(531)
Dividends on shares of common stock	(Note 13)	(82)	(62)	(225)	(178)
Finance lease payments and other		(3)	(2)	(75)	(68)
Cash From (Used in) Financing Activities		(101)	(689)	1,921	(1,971)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		-	1	(3)	(2)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(49)	10	(2)	(177)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		52	8	5	195
Cash, Cash Equivalents and Restricted Cash, End of Period		$3	$18	$3	$18

Cash, End of Period		$3	$12	$3	$12
Cash Equivalents, End of Period		-	6	-	6
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$3	$18	$3	$18

Supplementary Cash Flow Information	(Note 20)

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

Results of Operations (For the three months ended September 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2023	2022	2023	2022	2023	2022

Revenues
Product and service revenues	$1,545	$1,762	$505	$893	$863	$988
Gains (losses) on risk management, net	(3)	(324)	13	(497)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,542	1,438	518	396	863	988

Operating Expenses
Production, mineral and other taxes	84	106	5	3	-	-
Transportation and processing	124	170	265	257	44	41
Operating	208	187	28	34	7	7
Purchased product	-	-	-	-	846	973
Depreciation, depletion and amortization	409	225	72	61	-	-
Total Operating Expenses	825	688	370	355	897	1,021
Operating Income (Loss)	$717	$750	$148	$41	$(34)	$(33)

			Corporate & Other		Consolidated
			2023	2022	2023	2022

Revenues
Product and service revenues			$-	$-	$2,913	$3,643
Gains (losses) on risk management, net			(292)	710	(282)	(111)
Sublease revenues			18	17	18	17
Total Revenues			(274)	727	2,649	3,549

Operating Expenses
Production, mineral and other taxes			-	-	89	109
Transportation and processing			-	-	433	468
Operating			-	-	243	228
Purchased product			-	-	846	973
Depreciation, depletion and amortization			5	5	486	291
Accretion of asset retirement obligation			5	4	5	4
Administrative			80	103	80	103
Total Operating Expenses			90	112	2,182	2,176
Operating Income (Loss)			$(364)	$615	467	1,373

Other (Income) Expenses
Interest					98	83
Foreign exchange (gain) loss, net					(22)	19
Other (gains) losses, net					(2)	(3)
Total Other (Income) Expenses					74	99
Net Earnings (Loss) Before Income Tax					393	1,274
Income tax expense (recovery)					(13)	88
Net Earnings (Loss)					$406	$1,186

Results of Operations (For the nine months ended September 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2023	2022	2023	2022	2023	2022

Revenues
Product and service revenues	$3,912	$5,234	$1,663	$2,633	$2,282	$3,197
Gains (losses) on risk management, net	4	(926)	(65)	(1,149)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	3,916	4,308	1,598	1,484	2,282	3,197

Operating Expenses
Production, mineral and other taxes	237	311	12	10	-	-
Transportation and processing	419	464	800	741	121	122
Operating	545	478	59	96	20	22
Purchased product	-	-	-	-	2,239	3,154
Depreciation, depletion and amortization	1,039	642	215	176	-	-
Total Operating Expenses	2,240	1,895	1,086	1,023	2,380	3,298
Operating Income (Loss)	$1,676	$2,413	$512	$461	$(98)	$(101)

			Corporate & Other		Consolidated
			2023	2022	2023	2022

Revenues
Product and service revenues			$-	$-	$7,857	$11,064
Gains (losses) on risk management, net			(132)	211	(193)	(1,864)
Sublease revenues			53	52	53	52
Total Revenues			(79)	263	7,717	9,252

Operating Expenses
Production, mineral and other taxes			-	-	249	321
Transportation and processing			-	-	1,340	1,327
Operating			-	-	624	596
Purchased product			-	-	2,239	3,154
Depreciation, depletion and amortization			15	15	1,269	833
Accretion of asset retirement obligation			14	14	14	14
Administrative			306	318	306	318
Total Operating Expenses			335	347	6,041	6,563
Operating Income (Loss)			$(414)	$(84)	1,676	2,689

Other (Income) Expenses
Interest					249	248
Foreign exchange (gain) loss, net					-	21
Other (gains) losses, net					(16)	(30)
Total Other (Income) Expenses					233	239
Net Earnings (Loss) Before Income Tax					1,443	2,450
Income tax expense (recovery)					214	148
Net Earnings (Loss)					$1,229	$2,302

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended September 30,	2023	2022	2023	2022	2023	2022

Revenues	$2,811	$4,109	$(1,948)	$(3,121)	$863	$988

Operating Expenses
Transportation and processing	183	164	(139)	(123)	44	41
Operating	7	7	-	-	7	7
Purchased product	2,655	3,972	(1,809)	(2,999)	846	973
Operating Income (Loss)	$(34)	$(34)	$-	$1	$(34)	$(33)

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the nine months ended September 30,	2023	2022	2023	2022	2023	2022

Revenues	$8,821	$11,878	$(6,539)	$(8,681)	$2,282	$3,197

Operating Expenses
Transportation and processing	528	477	(407)	(355)	121	122
Operating	20	22	-	-	20	22
Purchased product	8,371	11,480	(6,132)	(8,326)	2,239	3,154
Operating Income (Loss)	$(98)	$(101)	$-	$-	$(98)	$(101)

Capital Expenditures by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

USA Operations	$695	$416	$1,664	$1,198
Canadian Operations	136	95	415	274
Corporate & Other	3	-	5	1
	$834	$511	$2,084	$1,473

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022	2023	2022

USA Operations	$1,938	$1,938	$13,103	$8,259	$16,077	$11,043
Canadian Operations	647	646	1,256	1,044	2,198	2,075
Market Optimization	-	-	-	-	320	446
Corporate & Other	-	-	156	165	1,305	1,492
	$2,585	$2,584	$14,515	$9,468	$19,900	$15,056

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended September 30)

	USA Operations		Canadian Operations		Market Optimization
	2023	2022	2023	2022	2023	2022

Revenues from Customers
Product revenues (1)
Oil	$1,270	$1,146	$2	$1	$800	$844
NGLs	175	271	260	327	-	2
Natural gas	103	348	246	565	56	137
Service revenues
Gathering and processing	1	-	-	2	-	-
Product and Service Revenues	$1,549	$1,765	$508	$895	$856	$983

			Corporate & Other		Consolidated
			2023	2022	2023	2022

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$2,072	$1,991
NGLs			-	-	435	600
Natural gas			-	-	405	1,050
Service revenues
Gathering and processing			-	-	1	2
Product and Service Revenues			$-	$-	$2,913	$3,643

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

Revenues (For the nine months ended September 30)

	USA Operations		Canadian Operations		Market Optimization
	2023	2022	2023	2022	2023	2022

Revenues from Customers
Product revenues (1)
Oil	$3,068	$3,539	$2	$2	$2,053	$2,661
NGLs	508	850	743	1,072	25	13
Natural gas	344	856	924	1,565	185	503
Service revenues
Gathering and processing	3	1	2	2	-	-
Product and Service Revenues	$3,923	$5,246	$1,671	$2,641	$2,263	$3,177

			Corporate & Other		Consolidated
			2023	2022	2023	2022

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$5,123	$6,202
NGLs			-	-	1,276	1,935
Natural gas			-	-	1,453	2,924
Service revenues
Gathering and processing			-	-	5	3
Product and Service Revenues			$-	$-	$7,857	$11,064

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at September 30, 2023, receivables and accrued revenues from contracts with customers were $1,143 million ($1,257 million as at December 31, 2022).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at September 30, 2023.

As at September 30, 2023, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Interest Expense on:
Debt	$105	$79	$242	$237
Finance leases	-	1	1	2
Other	(7)	3	6	9
	$98	$83	$249	$248

For the three and nine months September 30, 2022, interest expense on debt includes $22 million related to premiums paid to repurchase certain of the Company’s senior notes in the open market as discussed in Note 11. Additionally, interest expense on debt for the nine months ended September 30, 2022, includes a make-whole interest payment of $47 million resulting from the early redemption of certain of the Company’s senior notes and $30 million in non-cash fair value amortization related to the redemption of those senior notes which were previously acquired through a business combination (see Note 11).

5.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$6	$20	$(9)	$24
Translation of intercompany notes	(25)	-	(5)	-
	(19)	20	(14)	24
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	-	12	(2)	11
U.S. dollar risk management contracts issued from Canada	-	1	7	(1)
Intercompany notes	2	-	7	-
Other Monetary Revaluations	(5)	(14)	2	(13)
	$(22)	$19	$-	$21

6.	Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Current Tax
United States	$3	$-	$11	$10
Canada	62	-	170	-
Total Current Tax Expense (Recovery)	65	-	181	10

Deferred Tax
United States	(56)	44	81	44
Canada	(22)	44	(48)	94
Total Deferred Tax Expense (Recovery)	(78)	88	33	138
Income Tax Expense (Recovery)	$(13)	$88	$214	$148
Effective Tax Rate	(3.3%)	6.9%	14.8%	6.0%

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

During the three and nine months ended September 30, 2023, the current income tax expense was primarily due to the expected full utilization of Ovintiv’s operating losses in Canada, resulting in current tax in 2023. During the nine months ended September 30, 2022, the current income tax expense in the United States was primarily due to state taxes.

During the three months ended September 30, 2023, the deferred tax recovery was primarily due to the recognition of U.S. federal and state research and development credits of $107 million and $15 million, respectively, associated with eligible drilling and completions costs incurred in prior years. During the nine months ended September 30, 2023, the deferred tax expense was primarily due to the annual effective tax rate applied to the U.S. earnings, partially offset by the research and development credits discussed above.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained upon audit by the taxing authorities. During the three months ended September 30, 2023, the Company recorded unrecognized U.S. federal and state tax benefits of $110 million and $31 million, respectively, resulting from research and development expenditures related to drilling and completions costs incurred in prior years. If all, or a portion of, the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period recognized.

During the three and nine months ended September 30, 2022, the deferred tax expense was due to the lower annual effective income tax rate applied to jurisdictional earnings.

The effective tax rate of 14.8 percent for the nine months ended September 30, 2023, is lower than the U.S. federal statutory rate of 21 percent primarily due to the recognition of research and development credits described above. The effective tax rate of 6.0 percent for the nine months ended September 30, 2022, was lower than the U.S. federal statutory tax rate of 21 percent primarily due to the lower annual effective income tax rate resulting from a reduction in valuation allowances.

7.	Acquisitions and Divestitures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Acquisitions
USA Operations	$59	$12	$267	$34
Canadian Operations	-	-	6	-
Total Acquisitions	59	12	273	34

Divestitures
USA Operations	(11)	(226)	(741)	(229)
Canadian Operations	(1)	1	-	(1)
Total Divestitures	(12)	(225)	(741)	(230)
Net Acquisitions & (Divestitures)	$47	$(213)	$(468)	$(196)

Acquisitions

For the three months ended September 30, 2023, acquisitions in the USA Operations were $59 million, which primarily included property purchases in Permian with oil and liquids rich potential. For the nine months ended September 30, 2023, acquisitions in the USA Operations were $267 million, which primarily included property purchases in Permian and Uinta with oil and liquids rich potential. For the three and nine months ended September 30, 2022, acquisitions in the USA Operations were $12 million and $34 million, respectively, which primarily included property purchases with oil and liquids rich potential.

Divestitures

For the nine months ended September 30, 2023, divestitures in the USA Operations were $741 million which primarily included the sale of Bakken located in North Dakota for proceeds of approximately $717 million, after closing and other adjustments. For the three and nine months ended September 30, 2022, divestitures in the USA Operations were $226 million and $229 million, respectively, which primarily included the sales of portions of Uinta located in northeastern Utah and Bakken located in northeastern Montana for combined proceeds of approximately $215 million, after closing and other adjustments.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

8.	Business Combination

Acquisition of Midland Basin Assets (“Permian Acquisition”)

On June 12, 2023, Ovintiv completed a business combination to purchase all of the outstanding equity interests in seven Delaware limited liability companies (“Permian LLCs”) pursuant to the purchase agreement with Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC and Piedra Energy IV Holdings, LLC, which are portfolio companies of funds managed by EnCap Investments L.P (“EnCap”). The Company paid aggregate cash consideration of approximately $3.2 billion and issued approximately 31.8 million shares of Ovintiv common stock, representing a value of approximately $1.2 billion, subject to final closing adjustments under the purchase agreement. The cash portion of the consideration was funded through a combination of net proceeds from the Company’s May 2023 senior notes offering (see Note 11), net proceeds from the sale of Bakken (see Note 7), cash on hand and proceeds from short-term borrowings. Transaction costs of approximately $77 million were included in administrative expense.

The acquisition is strategically located in close proximity to Ovintiv’s current Permian operations and adds approximately 1,050 net well locations to Ovintiv’s existing Permian inventory and approximately 65,000 net acres. The assets acquired generated revenues of $519 million and direct operating expenses of $104 million for the period from June 12, 2023, to September 30, 2023. The results of operations from the acquired Permian assets have been included in Ovintiv’s consolidated financial statements as of June 12, 2023.

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

Preliminary Purchase Price Allocation

Consideration:
Fair value of shares of Ovintiv common stock issued (1)	$1,169
Consideration paid in cash	3,241
Total Consideration	$4,410

Assets Acquired:
Cash and cash equivalents	$16
Accounts receivable and accrued revenues (2)	201
Proved properties (2)	3,727
Unproved properties (2)	929
Other property, plant and equipment	33

Liabilities Assumed:
Accounts payable and accrued liabilities (2)	(462)
Asset retirement obligation	(28)
Other liabilities and provisions	(6)
Total Purchase Price	$4,410
(1)
The fair value was based on the issuance of 31.8 million shares of common stock using the NYSE price of $36.78 on June 12, 2023.
(2)
Since the completion of the business combination on June 12, 2023, additional information related to pre-acquisition assets and liabilities was obtained resulting in a measurement period adjustment. Changes in the fair value estimates comprised an increase in accounts receivable and accrued revenues of $21 million, an increase in proved properties of $134 million, a decrease in unproved properties of $212 million and a decrease in accounts payable and accrued liabilities of $57 million.

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

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred of approximately $77 million for the nine months ended September 30, 2023, and 2022. The pro forma financial information does not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred to integrate the assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions, and their results were not deemed material.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(US$ millions, except per share amounts)	2022	2023	2022

Revenues	$3,852	$8,319	$9,852
Net Earnings (Loss)	$1,300	$1,455	$2,401

Net Earnings (Loss) per Share of Common Stock
Basic	$4.57	$5.29	$8.35
Diluted	4.51	5.21	8.22

9.	Property, Plant and Equipment, Net

	As at September 30, 2023			As at December 31, 2022
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$46,816	$(35,319)	$11,497	$41,382	$(34,280)	$7,102
Unproved properties	1,530	-	1,530	1,127	-	1,127
Other	76	-	76	30	-	30
	48,422	(35,319)	13,103	42,539	(34,280)	8,259

Canadian Operations
Proved properties	16,134	(14,927)	1,207	15,672	(14,687)	985
Unproved properties	39	-	39	45	-	45
Other	10	-	10	14	-	14
	16,183	(14,927)	1,256	15,731	(14,687)	1,044

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	838	(682)	156	831	(666)	165
	$65,450	$(50,935)	$14,515	$59,108	$(49,640)	$9,468

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $118 million, which have been capitalized during the nine months ended September 30, 2023 (2022 - $135 million).

10.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at September 30, 2023. All subleases are classified as operating leases.

(undiscounted)	2023	2024	2025	2026	2027	Thereafter	Total

Sublease Income	$13	$51	$51	$51	$46	$411	$623

For the three and nine months ended September 30, 2023, operating lease income was $13 million and $37 million, respectively (2022 - $12 million and $37 million, respectively), and variable lease income was $5 million and $16 million, respectively (2022 - $5 million and $15 million, respectively).

11.	Long-Term Debt

	As at	As at
	September 30,	December 31,
	2023	2022

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$709	$393
U.S. Unsecured Notes:
5.65% due May 15, 2025	600	-
5.375% due January 1, 2026	459	459
5.65% due May 15, 2028	700	-
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	600	-
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
7.10% due July 15, 2053	400	-
Total Principal	6,185	3,569

Increase in Value of Debt Acquired	23	27
Unamortized Debt Discounts and Issuance Costs	(45)	(26)
Total Long-Term Debt	$6,163	$3,570

Current Portion	$709	$393
Long-Term Portion	5,454	3,177
	$6,163	$3,570

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

During the three and nine months ended September 30, 2022, the Company repurchased, in the open market, approximately $504 million and $565 million, respectively, in principal amount of its senior notes. The aggregate cash payments related to the note repurchases were $525 million and $587 million, respectively, plus accrued interest, and premiums of approximately $22 million, respectively, were recognized in interest expense in the Condensed Consolidated Statement of Earnings.

On June 10, 2022, Ovintiv redeemed the Company’s $1,000 million, 5.625 percent senior notes due July 1, 2024, using cash on hand and proceeds from short-term borrowings. Ovintiv paid approximately $1,072 million in cash including accrued and unpaid interest of $25 million and a make-whole payment of $47 million, which was included in interest expense as discussed in Note 4.

As at September 30, 2023, the Company had outstanding commercial paper of $359 million maturing at various dates with a weighted average interest rate of approximately 6.25 percent. As at September 30, 2023, the Company also had $350 million drawn on its revolving credit facilities.

As at September 30, 2023, total long-term debt had a carrying value of $6,163 million and a fair value of $6,097 million (as at December 31, 2022 - carrying value of $3,570 million and a fair value of $3,648 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

12.	Other Liabilities and Provisions

	As at	As at
	September 30,	December 31,
	2023	2022

Finance Lease Obligations	$22	$27
Unrecognized Tax Benefits	5	-
Pensions and Other Post-Employment Benefits	77	73
Long-Term Incentive Costs (See Note 16)	-	14
Other Derivative Contracts (See Notes 18, 19)	-	5
Other	20	12
	$124	$131

13.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	September 30, 2023		December 31, 2022
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	245.7	$3	258.0	$3
Shares of Common Stock Purchased	(8.7)	-	(14.7)	-
Shares of Common Stock Issued	35.9	-	2.4	-
Shares of Common Stock Outstanding, End of Period	272.9	$3	245.7	$3

On June 12, 2023, in accordance with the terms of the Permian Acquisition agreement, Ovintiv issued approximately 31.8 million shares of common stock as a component of the consideration paid to EnCap as discussed in Note 8. In conjunction with the share issuance, the Company recognized share capital of $318 thousand and paid in surplus of $1,169 million.

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 4.1 million shares of common stock during the nine months ended September 30, 2023 (2.4 million shares of common stock during the twelve months ended December 31, 2022), as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid and Other Share Buybacks

On September 26, 2023, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 26.7 million shares of common stock over a 12-month period from October 3, 2023, to October 2, 2024.

During the nine months ended September 30, 2023, under its 2022 NCIB program which extended from October 3, 2022, to October 2, 2023, the Company purchased approximately 7.7 million shares for total consideration of approximately $328 million. Of the amount paid, $77 thousand was charged to share capital and $328 million was charged to paid in surplus.

In addition to the NCIB purchases, during the three and nine months ended September 30, 2023, the Company purchased one million shares of common stock for total consideration of approximately $45 million. Of the amount paid, $10 thousand was charged to share capital and $45 million was charged to paid in surplus.

During the three months ended September 30, 2022, the Company purchased approximately 6.7 million shares under its 2021 NCIB program which extended from October 1, 2021, to September 30, 2022. Total consideration of approximately $325 million was paid to complete the share repurchases, of which $77 thousand was charged to share capital and $325 million was charged to paid in surplus.

During the nine months ended September 30, 2022, the Company purchased approximately 11.2 million shares under its 2021 NCIB program for total consideration of approximately $531 million, of which $112 thousand was charged to share capital and $531 million was charged to paid in surplus.

For the twelve months ended December 31, 2022, the Company purchased approximately 14.7 million shares under a combination of its 2021 and 2022 NCIB programs for total consideration of approximately $719 million. Of the amount paid, $147 thousand was charged to share capital and $719 million was charged to paid in surplus.

All NCIB purchases were made in accordance with their respective programs at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

Dividends

During the three months ended September 30, 2023, the Company declared and paid dividends of $0.30 per share of common stock totaling $82 million (2022 - $0.25 per share of common stock totaling $62 million).

During the nine months ended September 30, 2023, the Company declared and paid dividends of $0.85 per share of common stock totaling $225 million (2022 - $0.70 per share of common stock totaling $178 million).

On November 7, 2023, the Board of Directors declared a dividend of $0.30 per share of common stock payable on December 29, 2023, to shareholders of record as of December 15, 2023.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ millions, except per share amounts)	2023	2022	2023	2022

Net Earnings (Loss)	$406	$1,186	$1,229	$2,302

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	273.7	252.5	255.8	255.7
Effect of dilutive securities	2.6	3.7	3.9	4.7
Weighted Average Shares of Common Stock Outstanding - Diluted	276.3	256.2	259.7	260.4

Net Earnings (Loss) per Share of Common Stock
Basic	$1.48	$4.70	$4.80	$9.00
Diluted	1.47	4.63	4.73	8.84

Stock-Based Compensation Plans

Shares issued as a result of awards granted from stock-based compensation plans are funded out of the common stock authorized for issuance as approved by the Company’s shareholders.

Certain PSUs and RSUs are classified as equity-settled if the Company has sufficient common stock held in reserve for issuance. These awards are included in the calculation of fully diluted net earnings (loss) per share of common stock, using the treasury stock method, if dilutive.

Ovintiv’s stock options with associated Tandem Stock Appreciation Rights (“TSARs”) give the employee the right to purchase shares of common stock of the Company or receive cash. Historically, most holders of options have elected to exercise their TSARs in exchange for a cash payment. As a result, outstanding options are not considered potentially dilutive securities.

14.	Accumulated Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$992	$1,013	$937	$1,044
Change in Foreign Currency Translation Adjustment	(59)	(94)	(4)	(125)
Balance, End of Period	$933	$919	$933	$919

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$51	$45	$54	$48

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 17)	(2)	(1)	(6)	(5)
Income taxes	-	-	1	1
Balance, End of Period	$49	$44	$49	$44
Total Accumulated Other Comprehensive Income	$982	$963	$982	$963

15.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at September 30, 2023, VMLP provides approximately 1,156 MMcf/d of natural gas gathering and compression and 918 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from eight to 22 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,280 million as at September 30, 2023. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at September 30, 2023, accounts payable and accrued liabilities included $0.4 million related to the take or pay commitment.

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

The following weighted average assumptions were used to determine the fair value of SAR and TSAR units outstanding:

	As at September 30, 2023		As at September 30, 2022
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units	Share Units	Share Units

Risk Free Interest Rate	4.87%	4.87%	3.72%	3.72%
Dividend Yield	2.52%	2.50%	2.17%	2.02%
Expected Volatility Rate (1)	54.82%	51.21%	107.63%	105.92%
Expected Term	1.2 yrs	1.1 yrs	1.6 yrs	1.6 yrs
Market Share Price	US$47.57	C$64.59	US$46.00	C$63.58
Weighted Average Grant Date Fair Value	US$44.89	C$62.45	US$41.97	C$57.31
(1)
Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Total Compensation Costs of Transactions Classified as Cash-Settled	$3	$28	$(21)	$118
Total Compensation Costs of Transactions Classified as Equity-Settled	22	26	67	57
Less: Total Share-Based Compensation Costs Capitalized	(7)	(8)	(20)	(24)
Total Share-Based Compensation Expense (Recovery)	$18	$46	$26	$151

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$6	$9	$17	$28
Administrative	12	37	9	123
	$18	$46	$26	$151

As at September 30, 2023, the liability for cash-settled share-based payment transactions totaled $17 million ($153 million as at December 31, 2022), of which $17 million ($139 million as at December 31, 2022) is recognized in accounts payable and accrued liabilities and nil ($14 million as at December 31, 2022) is recognized in other liabilities and provisions in the Condensed Consolidated Balance Sheet.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Nine Months Ended September 30, 2023 (thousands of units)

PSUs	1,902
RSUs	1,656
DSUs	10

17.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the nine months ended September 30 as follows:

	Pension Benefits		OPEB		Total
	2023	2022	2023	2022	2023	2022

Net Defined Periodic Benefit Cost	$1	$-	$(2)	$(2)	$(1)	$(2)
Defined Contribution Plan Expense	18	17	-	-	18	17
Total Benefit Plans Expense	$19	$17	$(2)	$(2)	$17	$15

Of the total benefit plans expense, $16 million (2022 - $15 million) was included in operating expense and $4 million (2022 - $4 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $3 million (2022 - gains of $4 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the nine months ended September 30 is as follows:

	Defined Benefits		OPEB		Total
	2023	2022	2023	2022	2023	2022

Service Cost	$-	$-	$2	$2	$2	$2
Interest Cost	5	4	2	1	7	5
Expected Return on Plan Assets	(4)	(4)	-	-	(4)	(4)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(6)	(5)	(6)	(5)
Total Net Defined Periodic Benefit Cost (1)	$1	$-	$(2)	$(2)	$(1)	$(2)

(1)
The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

18.	Fair Value Measurements

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

As at September 30, 2023	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$74	$-	$74	$(24)	$50
Long-term assets	-	18	-	18	(4)	14
Foreign Currency Derivatives:
Current assets	-	2	-	2	(2)	-

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$98	$107	$205	$(24)	$181
Long-term liabilities	-	7	1	8	(4)	4
Foreign Currency Derivatives:
Current liabilities	-	3	-	3	(2)	1

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4

As at December 31, 2022	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$93	$12	$105	$(53)	$52
Long-term assets	-	34	-	34	-	34
Foreign Currency Derivatives:
Current assets	-	1	-	1	-	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$128	$-	$128	$(53)	$75
Foreign Currency Derivatives:
Current liabilities	-	11	-	11	-	11

Other Derivative Contracts (2)
Long-term in other liabilities and provisions	$-	$5	$-	$5	$-	$5

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

Level 3 Fair Value Measurements

As at September 30, 2023, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2024. The WTI three-way options are a combination of a sold call, a bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Nine Months Ended
	September 30,
	2023	2022

Balance, Beginning of Year	$12	$(172)
Total Gains (Losses)	(122)	(435)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	2	564
Transfers Out of Level 3	-	-
Balance, End of Period	$(108)	$(43)
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$(120)	$129

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at September 30, 2023:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	24% - 43%	34%

(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $7 million ($2 million as at December 31, 2022) increase or decrease to net risk management assets and liabilities.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2023, the Company has entered into $133 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3470 to US$1, which mature monthly through the remainder of 2023, and $200 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3501 to US$1, which mature monthly throughout the first half of 2024.

Risk Management Positions as at September 30, 2023

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
WTI Fixed Price	35.0 Mbbls/d	2023	76.94	$(36)
WTI Fixed Price	12.4 Mbbls/d	2024	73.69	(38)
Ethane Fixed Price	5.0 Mbbls/d	2024	10.28	(1)

WTI Three-Way Options
Sold call / bought put / sold put	40.0 Mbbls/d	2023	104.19 / 65.00 / 50.00	(1)
Sold call / bought put / sold put	12.6 Mbbls/d	2024	89.76 / 65.00 / 50.00	(9)

WTI Costless Collars
Sold call / bought put	35.0 Mbbls/d	2023	87.60 / 65.00	(11)
Sold call / bought put	39.8 Mbbls/d	2024	82.02 / 64.37	(87)

Basis Contracts (1)		2023		-

Other Financial Positions				(1)
Oil and NGLs Fair Value Position				(184)

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	200 MMcf/d	2024	3.62	16

NYMEX Three-Way Options
Sold call / bought put / sold put	400 MMcf/d	2023	10.05 / 4.00 / 3.00	31
Sold call / bought put / sold put	150 MMcf/d	2024	4.56 / 3.00 / 2.25	3

NYMEX Costless Collars
Sold call / bought put	200 MMcf/d	2023	3.68 / 3.00	2
Sold call / bought put	400 MMcf/d	2024	4.37 / 3.00	6

Basis Contracts (2)		2023		(17)
		2024		11
		2025		10

Other Financial Positions				1
Natural Gas Fair Value Position				63

Other Derivative Contracts
Fair Value Position (3)				(4)

Foreign Currency Contracts
Fair Value Position (4)		2023 - 2024		(1)
Total Fair Value Position				$(126)

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

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$10	$(821)	$(61)	$(2,075)
Foreign Currency Derivatives:
Foreign exchange	-	(1)	(7)	1
Interest Rate Derivatives:
Interest Rate (2)	-	-	1	-
	$10	$(822)	$(67)	$(2,074)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (3)	$(292)	$710	$(132)	$211
Foreign Currency Derivatives:
Foreign exchange	(6)	(21)	9	(25)
	$(298)	$689	$(123)	$186

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (3)	$(282)	$(111)	$(193)	$(1,864)
Foreign Currency Derivatives:
Foreign exchange	(6)	(22)	2	(24)
Interest Rate Derivatives:
Interest Rate (2)	-	-	1	-
	$(288)	$(133)	$(190)	$(1,888)

(1)
Includes realized gains of $1 million for the three and nine months ended September 30, 2023, respectively (2022 - gains of nil and $2 million, respectively), related to other derivative contracts.
(2)
During the nine months ended September 30, 2023, the interest rate swap was executed and settled in relation to the senior notes issuance described in Note 11. The gain was recognized in interest expense.
(3)
There were no unrealized gains or losses related to other derivative contracts for the three or nine months ended September 30, 2023 or 2022.

Reconciliation of Unrealized Risk Management Positions from January 1 to September 30

	2023		2022
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(4)
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	(190)	$(190)	$(1,888)
Settlement of Other Derivative Contracts	1
Fair Value of Contracts Realized During the Period	67	67	2,074
Fair Value of Contracts, End of Period	$(126)	$(123)	$186

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	September 30,	December 31,
	2023	2022

Risk Management Assets
Current	$50	$53
Long-term	14	34
	64	87

Risk Management Liabilities
Current	182	86
Long-term	4	-
	186	86

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	4	-
Long-term in other liabilities and provisions	-	5
	4	5
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(126)	$(4)

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at September 30, 2023, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $94 million and $64 million, respectively, as disclosed in Note 18. The Company had no significant credit derivatives in place and held no collateral at September 30, 2023.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at September 30, 2023, approximately 78 percent (88 percent as at December 31, 2022) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements expire in June 2024 with a fair value recognized of $4 million as at September 30, 2023 ($5 million as at December 31, 2022). The maximum potential amount of undiscounted future payments is $17 million as at September 30, 2023, and is considered unlikely.

20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating Activities
Accounts receivable and accrued revenues	$(251)	$326	$268	$(337)
Accounts payable and accrued liabilities	2	(289)	(288)	106
Current portion of operating lease liabilities	(5)	(4)	4	7
Income tax receivable and payable	62	(2)	190	42
	$(192)	$31	$174	$(182)

B)
Non-Cash Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(4)	$(2)	$(73)	$(54)

Non-Cash Investing Activities
Property, plant and equipment accruals	$93	$32	$185	$78
Capitalized long-term incentives	-	2	(2)	5
Property additions/dispositions, including swaps	3	7	25	43

Non-Cash Financing Activities
Common shares issued in conjunction with the Permian
Acquisition (See Note 8)	$-	$-	$(1,169)	$-

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at September 30, 2023:

	Expected Future Payments
(undiscounted)	2023	2024	2025	2026	2027	Thereafter	Total

Transportation and Processing	$199	$716	$601	$509	$480	$2,311	$4,816
Drilling and Field Services	133	132	80	2	-	-	347
Building Leases & Other Commitments	3	6	10	6	5	22	52
Total	$335	$854	$691	$517	$485	$2,333	$5,215

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three and nine months ended September 30, 2023 and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2023 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2022, which are included in Items 8 and 7, respectively, of the 2022 Annual Report on Form 10‑K.

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

Ovintiv is delivering results in a socially and environmentally responsible manner. Thoughtfully developed best practices are deployed across its assets, allowing the Company to capitalize on operational efficiencies and decrease emissions intensity. The Company’s sustainability reporting which outlines its key metrics, targets and progress achieved relating to ESG practices, can be found in the Company Outlook section of this MD&A and on the Company’s sustainability website.

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

Highlights

During the first nine months of 2023, the Company focused on executing its 2023 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, minimizing the impact of inflation and delivering cash from operating activities. In conjunction with closing the Permian Acquisition as discussed below, the Company was also focused on integrating the additional Permian assets into its existing operations. Lower upstream product revenues in the first nine months of 2023 compared to 2022, primarily resulted from lower average realized prices, excluding the impact of risk management activities. Decreases in average realized natural gas and liquids prices of 53 percent and 26 percent, respectively, were primarily due to lower benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments

•
On September 26, 2023, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 26.7 million shares of common stock over a 12-month period from October 3, 2023 to October 2, 2024. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float as at September 21, 2023. The Company expects to continue to execute the renewed NCIB program in conjunction with its capital allocation framework.
•
On September 13, 2023, the Company purchased one million shares of Ovintiv common stock from the 15 million shares offered for sale in a secondary public offering by NMB Stock Trust, a Delaware statutory trust. The total consideration paid was approximately $45 million, or $45.45 per share, and the shares were cancelled during the third quarter of 2023. The share purchase accelerates Ovintiv’s expected fourth quarter share purchases under its existing shareholder return framework.
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
•
On June 12, 2023, the Company closed its previously announced agreement to sell the entirety of its Bakken assets, comprising approximately 46,000 net acres in the Williston Basin of North Dakota, to Grayson Mill Bakken, LLC, a portfolio company managed by EnCap Investments L.P., for proceeds of approximately $717 million after customary closing adjustments of approximately $108 million. The transaction had an effective date of January 1, 2023.
•
On June 12, 2023, the Company announced its inclusion on the S&P 400 index effective June 20, 2023.
•
On May 31, 2023, the Company issued $2.3 billion in senior unsecured notes with varying maturity dates and interest rates. The net proceeds from the bond offering were used to finance a portion of the Permian Acquisition.
•
On April 3, 2023, the Company announced an increase of 20 percent to its quarterly per share dividend payment representing an annualized dividend of $1.20 per share of common stock as part of Ovintiv’s commitment to returning capital to shareholders.

Financial Results

Three months ended September 30, 2023

•
Reported net earnings of $406 million, including net losses on risk management in revenues of $282 million, before tax.
•
Generated cash from operating activities of $906 million and Non-GAAP Cash Flow of $1,112 million.
•
Purchased for cancellation, one million shares of common stock for total consideration of approximately $45 million.
•
Paid dividends of $0.30 per share of common stock totaling $82 million.

Nine months ended September 30, 2023

•
Reported net earnings of $1,229 million, including net losses on risk management in revenues of $193 million, before tax.
•
Generated cash from operating activities of $2,805 million and Non-GAAP Cash Flow of $2,662 million.
•
Purchased for cancellation, approximately 8.7 million shares of common stock for total consideration of approximately $373 million.
•
Paid dividends of $0.85 per share of common stock totaling $225 million.
•
Had approximately $3.1 billion in total liquidity as at September 30, 2023, which included available credit facilities of $3,150 million, available uncommitted demand lines of $273 million, and cash and cash equivalents of $3 million, net of outstanding commercial paper of $359 million.
•
Reported Debt to EBITDA of 1.4 times and Non-GAAP Debt to Adjusted EBITDA of 1.5 times.

Capital Investment

During the nine months ended September 30, 2023

•
Executed the Company’s 2023 capital plan with expenditures totaling $2,084 million.
•
Focused on highly efficient capital activity to minimize the impact of inflation and to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices.

Production

During the nine months ended September 30, 2023

•
Produced average liquids volumes of 278.9 Mbbls/d, which accounted for 50 percent of total production volumes. Average oil and plant condensate volumes of 189.0 Mbbls/d, represented 68 percent of total liquids production volumes.
•
Produced average natural gas volumes of 1,641 MMcf/d, which accounted for 50 percent of total production volumes.
•
Produced average total volumes of 552.3 MBOE/d.

Operating Expenses

During the nine months ended September 30, 2023

•
Incurred total upstream transportation and processing expenses of $1,219 million or $8.09 per BOE, an increase of $14 million compared to 2022, primarily due to higher volumes in Permian and higher costs relating to the diversification of the Company’s downstream markets, partially offset by lower variable contract rates in Permian.
•
Incurred total upstream operating expenses of $604 million or $4.00 per BOE, an increase of $30 million compared to 2022, primarily due to the Permian Acquisition in the second quarter of 2023, increased activity resulting from more wells on production and sustained inflationary pressures, partially offset by the sale of portions of Uinta assets in the third quarter of 2022, higher recoveries from updated operating contract terms and the sale of the Bakken assets in the second quarter of 2023.
•
Total upstream transportation and processing, and operating expenses decreased by $0.64 per BOE and $0.16 per BOE, respectively, compared to 2022 due to higher production volumes.
•
Incurred total production, mineral and other taxes of $249 million, which represents approximately 4.5 percent of upstream revenues. Total production, mineral and other taxes decreased by $72 million compared to 2022, primarily due to lower production taxes in the USA Operations as a result of lower commodity prices.

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

Oil prices for the remainder of 2023 will be impacted by the interplay between recessionary concerns and the resulting direction of global demand for oil, continued OPEC+ production restraint and continued supply uncertainties resulting from geopolitical events. Recessionary concerns continue to have an impact on global demand as central banks maintain tight monetary policies. Supply and the accumulation of global oil inventories will be impacted by changes in OPEC+ production levels, the extent of decline in oil exports from Russia and changes in production by non-OPEC countries.

Natural Gas Markets

Natural gas prices are primarily impacted by structural changes in supply and demand as well as deviations from seasonally normal weather.

Natural gas prices for the remainder of 2023 will be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from geopolitical events.

Company Outlook

The Company will continue to exercise discretion and discipline to optimize capital allocation through the remainder of 2023 as the commodity price environment evolves. Ovintiv pursues innovative ways to maximize cash flows and minimize the impact of inflation to reduce upstream operating and administrative expenses.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. To mitigate price volatility and provide more certainty around cash flows, the Company enters into derivative financial instruments. With the closing of the Permian Acquisition in the second quarter of 2023 and expected increase in production volumes, the Company executed additional oil hedge positions. As at September 30, 2023, the Company has hedged approximately 110.0 Mbbls/d of expected oil and condensate production and 600 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

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

In November 2023, the Company updated its full year 2023 capital investment guidance range to $2,745 million to $2,785 million which reflects the successful integration of the newly acquired Permian assets, sale of the Bakken assets, execution efficiencies and cost savings. During the third quarter of 2023, the Company invested $834 million, which was below the third quarter guidance range of $840 million to $890 million due to capital efficiencies.

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

Production

During the third quarter of 2023, total average production volumes were 571.8 MBOE/d, which exceeded the third quarter guidance range of 540.0 MBOE/d to 560.0 MBOE/d. Average oil and plant condensate production volumes were 214.2 Mbbls/d and average other NGL production volumes were 86.7 Mbbls/d, which exceeded third quarter guidance ranges of 202.0 Mbbls/d to 208.0 Mbbls/d and 80.0 Mbbls/d to 85.0 Mbbls/d, respectively. Average natural gas production volumes were 1,625 MMcf/d, which is at the top end of the third quarter guidance range of 1,575 MMcf/d to 1,625 MMcf/d.

In November 2023, the Company updated its full year 2023 production volume guidance ranges to reflect strong well performance and the successful integration of the newly acquired Permian assets. The Company expects to meet its full year 2023 total production guidance range of 550.0 MBOE/d to 560.0 MBOE/d, including oil and plant condensate production volumes of approximately 196.0 Mbbls/d to 198.0 Mbbls/d, other NGLs production volumes of approximately 87.0 Mbbls/d to 89.0 Mbbls/d and natural gas production volumes of approximately 1,615 MMcf/d to 1,630 MMcf/d.

Operating Expenses

During the first half of 2023, the oil and gas industry experienced continued supply chain constraints and inflationary pressures resulting from the elevated commodity price environment. However, with recent declines in commodity prices and oil and gas activity, the industry has begun to see decreases in inflationary pressures. While some supply chain constraints and inflationary pressures may persist for the remainder of 2023, the Company expects inflation to stabilize. Ovintiv continues to minimize any inflationary pressures with efficiency improvements and effective supply chain management to reduce upstream operating expenses. The Company quickly deploys best practices across its portfolio, ultimately maximizing the performance and overall efficiency of its operations.

The Company is on track to maintain upstream transportation and processing costs of approximately $8.00 per BOE to $8.50 per BOE, operating expenses of approximately $4.00 per BOE to $4.50 per BOE, and total production, mineral and other taxes of approximately four to five percent of upstream revenues.

Long-Term Debt

During the second quarter of 2023, the Company closed the Permian Acquisition and funded the cash portion of the transaction with net proceeds of $2,278 million from the issuance of senior unsecured notes, cash proceeds received from the sale of the Company’s Bakken assets, cash on hand and proceeds from short-term borrowings.

As at September 30, 2023, the Company had $359 million of commercial paper outstanding under its U.S. commercial paper (“U.S. CP”) programs and $350 million outstanding under its revolving credit facilities.

Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Liquidity and Capital Resources section of this MD&A, respectively.

Additional information on Ovintiv’s fourth quarter and updated full year 2023 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

Ovintiv’s constant pursuit of efficiencies and continuous improvements allowed the Company to eliminate routine flaring in its operations. The Company is in alignment with the World Bank Zero Routine Flaring initiative, well ahead of the World Bank’s target date of 2030.

In June 2023, the Company closed the Permian Acquisition, increasing both oil production volumes and net premium inventory in the Permian. The Company is working to understand the impact of the additional Permian assets on its emissions profile and the World Bank Zero Routine Flaring initiative. Ovintiv is undergoing an integration period to align the performance of the acquired inventory into the Company’s existing assets. Ovintiv remains committed to its ESG targets.

The Company continues to find innovate approaches to reduce its emissions profile and add value to its business. In October 2023, the Company entered into a partnership agreement with a midstream company which will connect Ovintiv’s natural gas-powered facilities in Montney to British Columbia’s hydro and wind generated electrical grid. This arrangement will reduce the Company’s GHG emissions while adding processing capacity.

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

Results of Operations

Selected Financial Information

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

Product and Service Revenues
Upstream product revenues	$2,049	$2,653	$5,570	$7,864
Market optimization	863	988	2,282	3,197
Service revenues (1)	1	2	5	3
Total Product and Service Revenues	2,913	3,643	7,857	11,064

Gains (Losses) on Risk Management, Net	(282)	(111)	(193)	(1,864)
Sublease Revenues	18	17	53	52
Total Revenues	2,649	3,549	7,717	9,252

Total Operating Expenses (2)	2,182	2,176	6,041	6,563
Operating Income (Loss)	467	1,373	1,676	2,689
Total Other (Income) Expenses	74	99	233	239
Net Earnings (Loss) Before Income Tax	393	1,274	1,443	2,450
Income Tax Expense (Recovery)	(13)	88	214	148

Net Earnings (Loss)	$406	$1,186	$1,229	$2,302
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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended September 30,		Nine months ended September 30,
(average for the period)	2023	2022	2023	2022

Oil & NGLs
WTI ($/bbl)	$82.26	$91.55	$77.39	$98.09
Houston ($/bbl)	83.81	93.24	78.78	99.59
Edmonton Condensate (C$/bbl)	104.74	114.19	103.45	124.90

Natural Gas
NYMEX ($/MMBtu)	$2.55	$8.20	$2.69	$6.77
AECO (C$/Mcf)	2.39	5.81	3.03	5.56
Dawn (C$/MMBtu)	3.04	9.75	3.16	8.19

Production Volumes and Realized Prices

	Three months ended September 30,				Nine months ended September 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2023	2022	2023	2022	2023	2022	2023	2022

Oil (Mbbls/d, $/bbl)
USA Operations	170.8	133.3	$80.69	$93.22	147.0	131.4	$76.26	$98.37
Canadian Operations	0.1	0.1	100.64	82.86	0.1	0.1	85.74	88.58
Total	170.9	133.4	80.70	93.21	147.1	131.5	76.26	98.36

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.2	11.1	59.96	66.62	10.8	10.1	58.98	78.77
Canadian Operations	32.1	34.9	75.67	86.65	31.1	34.3	74.48	96.59
Total	43.3	46.0	71.61	81.82	41.9	44.4	70.49	92.53

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	71.8	74.1	16.91	29.82	74.5	70.5	16.29	32.69
Canadian Operations	14.9	12.8	25.50	41.12	15.4	13.9	25.30	43.49
Total	86.7	86.9	18.39	31.49	89.9	84.4	17.83	34.46

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	253.8	218.5	61.73	70.37	232.3	212.0	56.21	75.59
Canadian Operations	47.1	47.8	59.84	74.43	46.6	48.3	58.25	81.32
Total	300.9	266.3	61.43	71.10	278.9	260.3	56.55	76.65

Natural Gas (MMcf/d, $/Mcf)
USA Operations	508	502	2.22	7.55	515	487	2.46	6.45
Canadian Operations	1,117	998	2.38	6.11	1,126	984	2.99	5.78
Total	1,625	1,500	2.33	6.60	1,641	1,471	2.82	6.00

Total Production (MBOE/d, $/BOE)
USA Operations	338.5	302.1	49.62	63.44	318.1	293.3	45.02	65.37
Canadian Operations	233.3	214.2	23.46	45.11	234.2	212.2	25.95	45.30
Total	571.8	516.3	38.95	55.83	552.3	505.5	36.94	56.94

Production Mix (%)
Oil & Plant Condensate	38	35			34	35
NGLs – Other	15	17			16	16
Total Oil & NGLs	53	52			50	51
Natural Gas	47	48			50	49

Production Change
Year Over Year (%) (3)
Total Oil & NGLs	13	(3)			7	(7)
Natural Gas	8	(4)			12	(7)
Total Production	11	(3)			9	(7)
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

	Three months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2022 Upstream Product Revenues (1)	$1,144	$345	$251	$911	$2,651
Increase (decrease) due to:
Sales prices	(197)	(37)	(108)	(635)	(977)
Production volumes	322	(21)	2	71	374
2023 Upstream Product Revenues (1)	$1,269	$287	$145	$347	$2,048

	Nine months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2022 Upstream Product Revenues (1)	$3,531	$1,122	$793	$2,411	$7,857
Increase (decrease) due to:
Sales prices	(888)	(243)	(409)	(1,420)	(2,960)
Production volumes	418	(72)	54	272	672
2023 Upstream Product Revenues (1)	$3,061	$807	$438	$1,263	$5,569
(1)
Revenues for the third quarter and first nine months of 2023 exclude certain other revenue and royalty adjustments with no associated production volumes of $1 million and $1 million, respectively (2022 - $2 million and $7 million, respectively).

Oil Revenues

Three months ended September 30, 2023 versus September 30, 2022

Oil revenues were higher by $125 million compared to the third quarter of 2022 primarily due to:

•
Higher average oil production volumes of 37.5 Mbbls/d increased revenues by $322 million. Higher volumes were primarily due to the Permian Acquisition in the second quarter of 2023 (47.6 Mbbls/d) and successful drilling in Permian (12.8 Mbbls/d), partially offset by the sale of the Bakken assets in the second quarter of 2023 (16.4 Mbbls/d) and natural declines in Anadarko (5.8 Mbbls/d); and
•
A decrease of $12.51 per bbl, or 13 percent, in the average realized oil prices which decreased revenues by $197 million. The decrease reflected lower WTI and Houston benchmark prices which were both down 10 percent, and the weakening of regional pricing relative to the WTI benchmark price in the USA Operations.

Nine months ended September 30, 2023 versus September 30, 2022

Oil revenues were lower by $470 million compared to the first nine months of 2022 primarily due to:

•
A decrease of $22.10 per bbl, or 22 percent, in the average realized oil prices which decreased revenues by $888 million. The decrease reflected lower WTI and Houston benchmark prices which were both down 21 percent, and the weakening of regional pricing relative to the WTI benchmark price in the USA Operations; and
•
Higher average oil production volumes of 15.6 Mbbls/d increased revenues by $418 million. Higher volumes were primarily due to the Permian Acquisition in the second quarter of 2023 (19.3 Mbbls/d) and successful drilling in Permian (4.4 Mbbls/d), partially offset by natural declines in Anadarko (4.6 Mbbls/d), and the sale of the Bakken assets in the second quarter of 2023 and sale of portions of the Uinta assets in the third quarter of 2022 (3.9 Mbbls/d).

NGL Revenues

Three months ended September 30, 2023 versus September 30, 2022

NGL revenues were lower by $164 million compared to the third quarter of 2022 primarily due to:

•
A decrease of $13.10 per bbl, or 42 percent, in the average realized other NGL prices which decreased revenues by $108 million. The decrease reflected lower other NGL benchmark prices and lower regional pricing; and
•
A decrease of $10.21 per bbl, or 12 percent, in the average realized plant condensate prices which decreased revenues by $37 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were down 10 percent and eight percent, respectively, and lower regional pricing relative to the WTI benchmark price.

Nine months ended September 30, 2023 versus September 30, 2022

NGL revenues were lower by $670 million compared to the first nine months of 2022 primarily due to:

•
A decrease of $16.63 per bbl, or 48 percent, in the average realized other NGL prices which decreased revenues by $409 million. The decrease reflected lower other NGL benchmark prices and lower regional pricing;
•
A decrease of $22.04 per bbl, or 24 percent, in the average realized plant condensate prices which decreased revenues by $243 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were down 21 percent and 17 percent, respectively, and lower regional pricing relative to the WTI benchmark price;
•
Lower average plant condensate production volumes of 2.5 Mbbls/d decreased revenues by $72 million. Lower volumes were primarily due to natural declines in Montney (4.3 Mbbls/d), partially offset by successful drilling in Montney and Permian (1.5 Mbbls/d); and
•
Higher average other NGL production volumes of 5.5 Mbbls/d increased revenues by $54 million. Higher volumes were primarily due to successful drilling in Permian and Montney (4.2 Mbbls/d), the Permian Acquisition in the second quarter of 2023 (2.0 Mbbls/d), and lower effective royalty rates resulting from lower commodity prices in Montney (1.4 Mbbls/d), partially offset by the sale of the Bakken assets in the second quarter of 2023 (1.8 Mbbls/d).

Natural Gas Revenues

Three months ended September 30, 2023 versus September 30, 2022

Natural gas revenues were lower by $564 million compared to the third quarter of 2022 primarily due to:

•
A decrease of $4.27 per Mcf, or 65 percent, in the average realized natural gas prices which decreased revenues by $635 million. The decrease reflected lower NYMEX, Dawn and AECO benchmark prices which were down 69 percent, 69 percent and 59 percent, respectively; and
•
Higher average natural gas production volumes of 125 MMcf/d increased revenues by $71 million. Higher volumes were primarily due to lower effective royalty rates resulting from lower commodity prices in Montney (148 MMcf/d), successful drilling in Montney and Permian (58 MMcf/d), and the Permian Acquisition in the second quarter of 2023 (26 MMcf/d), partially offset by third-party plant outages and pipeline restrictions in Montney (57 MMcf/d) and the sale of the Bakken assets in the second quarter of 2023 (41 MMcf/d).

Nine months ended September 30, 2023 versus September 30, 2022

Natural gas revenues were lower by $1,148 million compared to the first nine months of 2022 primarily due to:

•
A decrease of $3.18 per Mcf, or 53 percent, in the average realized natural gas prices which decreased revenues by $1,420 million. The decrease reflected lower Dawn, NYMEX and AECO benchmark prices which were down 61 percent, 60 percent and 46 percent, respectively; and
•
Higher average natural gas production volumes of 170 MMcf/d increased revenues by $272 million. Higher volumes were primarily due to lower effective royalty rates resulting from lower commodity prices in Montney (103 MMcf/d) and successful drilling in Montney and Permian (92 MMcf/d), partially offset by third-party plant outages and pipeline restrictions in Montney (21 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at September 30, 2023 can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(19)	$(141)	$(19)	$(519)
NGLs - Plant Condensate	-	(26)	-	(109)
Natural Gas	28	(654)	(43)	(1,449)
Other (2)	1	-	1	2
Total	10	(821)	(61)	(2,075)

Unrealized Gains (Losses) on Risk Management	(292)	710	(132)	211
Total Gains (Losses) on Risk Management, Net	$(282)	$(111)	$(193)	$(1,864)

	Three months ended September 30,		Nine months ended September 30,
(Per-unit)	2023	2022	2023	2022

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(1.18)	$(11.47)	$(0.46)	$(14.44)
NGLs - Plant Condensate ($/bbl)	$-	$(6.09)	$-	$(8.96)
Natural Gas ($/Mcf)	$0.18	$(4.75)	$(0.09)	$(3.61)
Total ($/BOE)	$0.17	$(17.28)	$(0.41)	$(15.05)
(1)
Primarily includes realized gains and losses related to the USA and Canadian Operations.
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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

Market Optimization	$863	$988	$2,282	$3,197

Three months ended September 30, 2023 versus September 30, 2022

Market Optimization product revenues decreased $125 million compared to the third quarter of 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($232 million), and lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($4 million);

partially offset by:

•
Higher sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($111 million).

Nine months ended September 30, 2023 versus September 30, 2022

Market Optimization product revenues decreased $915 million compared to the first nine months of 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($852 million), and lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($88 million);

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

USA Operations	$84	$106	$237	$311
Canadian Operations	5	3	12	10
Total	$89	$109	$249	$321

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2023	2022	2023	2022

USA Operations	$2.71	$3.83	$2.73	$3.89
Canadian Operations	$0.24	$0.12	$0.19	$0.15
Production, Mineral and Other Taxes	$1.70	$2.29	$1.65	$2.32

Three months ended September 30, 2023 versus September 30, 2022

Production, mineral and other taxes decreased $20 million compared to the third quarter of 2022 primarily due to:

•
Lower production tax in USA Operations due to lower commodity prices ($23 million) and the sale of the Bakken assets in the second quarter of 2023 ($15 million);

partially offset by:

•
Higher volumes in Permian primarily due to the Permian Acquisition ($21 million).

Nine months ended September 30, 2023 versus September 30, 2022

Production, mineral and other taxes decreased $72 million compared to the first nine months of 2022 primarily due to:

•
Lower production tax in USA Operations due to lower commodity prices ($80 million) and the sale of the Bakken assets in the second quarter of 2023 ($17 million);

partially offset by:

•
Higher volumes in Permian primarily due to the Permian Acquisition ($26 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

USA Operations	$124	$170	$419	$464
Canadian Operations	265	257	800	741
Upstream Transportation and Processing	389	427	1,219	1,205

Market Optimization	44	41	121	122
Total	$433	$468	$1,340	$1,327

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2023	2022	2023	2022

USA Operations	$3.98	$6.14	$4.82	$5.80
Canadian Operations	$12.36	$13.01	$12.51	$12.78
Upstream Transportation and Processing	$7.40	$8.99	$8.09	$8.73

Three months ended September 30, 2023 versus September 30, 2022

Transportation and processing expense decreased $35 million compared to the third quarter of 2022 primarily due to:

•
Lower variable contract rates in Permian ($55 million), the sale of the Bakken assets in the second quarter of 2023 ($19 million) and a higher U.S./Canadian dollar exchange rate ($7 million);

partially offset by:

•
Higher volumes in Permian ($38 million) and higher costs relating to the diversification of the Company’s downstream markets ($17 million).

Nine months ended September 30, 2023 versus September 30, 2022

Transportation and processing expense increased $13 million compared to the first nine months of 2022 primarily due to:

•
Higher volumes in Permian and Bakken ($72 million), higher costs relating to the diversification of the Company’s downstream markets ($51 million), higher flow-through rates resulting from increased third-party plant operating costs in Montney ($26 million), rate escalation of transportation contracts in Uinta ($19 million) and third-party plant turnarounds in Montney ($8 million);

partially offset by:

•
Lower variable contract rates in Permian ($100 million), a higher U.S./Canadian dollar exchange rate ($34 million) and the sale of the Bakken assets in the second quarter of 2023 ($25 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

USA Operations	$208	$187	$545	$478
Canadian Operations	28	34	59	96
Upstream Operating Expense	236	221	604	574

Market Optimization	7	7	20	22
Total	$243	$228	$624	$596

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2023	2022	2023	2022

USA Operations	$6.66	$6.73	$6.27	$5.96
Canadian Operations	$1.30	$1.69	$0.92	$1.65
Upstream Operating Expense	$4.48	$4.64	$4.00	$4.16

Three months ended September 30, 2023 versus September 30, 2022

Operating expense increased $15 million compared to the third quarter of 2022 primarily due to:

•
The Permian Acquisition in the second quarter of 2023 ($62 million);

partially offset by:

•
The sale of the Bakken assets in the second quarter of 2023 ($23 million), the sale of portions of Uinta assets in the third quarter of 2022 ($10 million) and decreased workover activity in Anadarko ($8 million).

Nine months ended September 30, 2023 versus September 30, 2022

Operating expense increased $28 million compared to the first nine months of 2022 primarily due to:

•
The Permian Acquisition in the second quarter of 2023 ($72 million) and increased activity due to more wells on production and sustained inflationary pressures ($60 million);

partially offset by:

•
The sale of portions of Uinta assets in the third quarter of 2022 ($36 million), updates to operating contract terms, including a recovery of prior years’ costs ($29 million), the sale of the Bakken assets in the second quarter of 2023 ($27 million) and lower long-term incentive costs resulting from a decrease in the Company’s share price compared to an increase in 2022 ($11 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

Market Optimization	$846	$973	$2,239	$3,154

Three months ended September 30, 2023 versus September 30, 2022

Purchased product expense decreased $127 million compared to the third quarter of 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($234 million), and lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($3 million);

partially offset by:

•
Higher third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($110 million).

Nine months ended September 30, 2023 versus September 30, 2022

Purchased product expense decreased $915 million compared to the first nine months of 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($855 million), and lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($85 million);

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

USA Operations	$409	$225	$1,039	$642
Canadian Operations	72	61	215	176
Upstream DD&A	481	286	1,254	818

Corporate & Other	5	5	15	15
Total	$486	$291	$1,269	$833

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2023	2022	2023	2022

USA Operations	$13.15	$8.11	$11.97	$8.03
Canadian Operations	$3.34	$3.09	$3.36	$3.04
Upstream DD&A	$9.15	$6.03	$8.32	$5.93

Three months ended September 30, 2023 versus September 30, 2022

DD&A increased $195 million compared to the third quarter of 2022 primarily due to:

•
Higher depletion rates in the USA and Canadian Operations ($157 million and $7 million, respectively) and higher production volumes in the USA and Canadian Operations ($27 million and $5 million, respectively).

The depletion rate in the USA Operations increased $5.04 per BOE compared to the third quarter of 2022 primarily due to a higher depletable base associated with the Permian Acquisition.

Nine months ended September 30, 2023 versus September 30, 2022

DD&A increased $436 million compared to the first nine months of 2022 primarily due to:

•
Higher depletion rates in the USA and Canadian Operations ($342 million and $30 million, respectively) and higher production volumes in the USA and Canadian Operations ($54 million and $17 million, respectively);

partially offset by:

•
Higher U.S./Canadian dollar exchange rate ($8 million).

The depletion rate in the USA Operations increased $3.94 per BOE compared to the first nine months of 2022 primarily due to a higher depletable base associated with the Permian Acquisition.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. These expenses primarily include salaries and benefits, operating lease, office, information technology, transaction and long-term incentive costs.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

Administrative, excluding Long-Term Incentive,
Transaction and Legal Costs, and Current
Expected Credit Losses (1)	$66	$66	$203	$194
Long-term incentive costs	12	37	9	123
Transaction and legal costs	2	-	94	(1)
Current expected credit losses	-	-	-	2
Total Administrative	$80	$103	$306	$318

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2023	2022	2023	2022

Administrative, excluding Long-Term Incentive,
Transaction and Legal Costs, and Current
Expected Credit Losses (1)	$1.27	$1.39	$1.34	$1.40
Long-term incentive costs	0.23	0.77	0.06	0.89
Transaction and legal costs	0.03	-	0.63	(0.01)
Current expected credit losses	-	-	-	0.02
Total Administrative	$1.53	$2.16	$2.03	$2.30
(1)
The third quarter and first nine months of 2023 include costs related to The Bow office lease of $29 million and $86 million, respectively (2022 - $30 million and $88 million, respectively), half of which is recovered from sublease revenues.

Three months ended September 30, 2023 versus September 30, 2022

Administrative expense decreased $23 million compared to the third quarter of 2022 primarily due to:

•
Lower long-term incentive costs resulting from a lower share price impact compared to 2022 ($25 million).

Nine months ended September 30, 2023 versus September 30, 2022

Administrative expense decreased $12 million compared to the first nine months of 2022 primarily due to:

•
Lower long-term incentive costs resulting from a decrease in the Company’s share price in the first nine months of 2023 compared to an increase in 2022 ($114 million);

partially offset by:

•
Transaction costs mainly related to the Permian Acquisition in the second quarter of 2023 ($84 million) and increases in legal and operating lease costs ($16 million).

Additional information on the Company’s long-term incentive costs can be found in Note 16 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

Interest	$98	$83	$249	$248
Foreign Exchange (Gain) Loss, Net	(22)	19	-	21
Other (Gains) Losses, Net	(2)	(3)	(16)	(30)
Total Other (Income) Expenses	$74	$99	$233	$239

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended September 30, 2023 versus September 30, 2022

Interest expense increased $15 million compared to the third quarter of 2022 primarily due to:

•
Interest expense related to senior unsecured notes issued in May 2023 ($36 million) and interest expense related to outstanding balances under the Company’s U.S. CP program and revolving credit facilities ($11 million);

partially offset by:

•
Premiums of $22 million related to the Company’s open market repurchases of senior notes in 2022 and an interest recovery due to the resolution of certain tax items in the third quarter of 2023 relating to prior taxation years ($8 million).

Nine months ended September 30, 2023 versus September 30, 2022

Interest expense increased $1 million compared to the first nine months of 2022 primarily due to:

•
Interest expense related to senior unsecured notes issued in May 2023 ($47 million), the acceleration of the fair value amortization related to the early redemption of the Company’s 2024 senior notes in June 2022 of $30 million and interest expense related to outstanding balances under the Company’s U.S. CP program and revolving credit facilities ($30 million);

partially offset by:

•
A make-whole interest payment of $47 million resulting from the early redemption of the Company’s 2024 senior notes in June 2022, interest savings related to the redemption of certain other senior notes in 2022 ($33 million) and premiums of $22 million related to the Company’s open market repurchases of senior notes in 2022.

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

Three months ended September 30, 2023 versus September 30, 2022

Net foreign exchange gain of $22 million compared to a loss of $19 million in the third quarter of 2022 primarily due to:

•
Unrealized foreign exchange gains on the translation of intercompany notes ($25 million), lower unrealized foreign exchange losses of U.S. dollar risk management contracts issued from Canada ($14 million) and lower foreign exchange losses on the settlements of U.S. dollar financing debt issued from Canada ($12 million);

partially offset by:

•
Lower gains on other monetary revaluations ($9 million).

Nine months ended September 30, 2023 versus September 30, 2022

Net foreign exchange of nil compared to a loss of $21 million during the first nine months of 2022 primarily due to:

•
Unrealized foreign exchange gain on the translation of U.S. dollar risk management contracts and foreign exchange gain on the settlements of U.S. dollar financing debt issued from Canada compared to losses in 2022 ($33 million and $13 million, respectively);

partially offset by:

•
Losses on other monetary revaluations compared to gains in 2022 ($15 million) and foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada and intercompany notes compared to gains in 2022 ($8 million and $7 million, respectively).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets, government stimulus programs and adjustments related to other assets.

Other gains in the first nine months of 2023 includes interest income of $8 million primarily generated from short-term investments. Other gains in the first nine months of 2022 includes interest income of $24 million primarily associated with the resolution of prior years’ tax items.

Income Tax

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2023	2022	2023	2022

Current Income Tax Expense (Recovery)	$65	$-	$181	$10
Deferred Income Tax Expense (Recovery)	(78)	88	33	138
Income Tax Expense (Recovery)	$(13)	$88	$214	$148

Effective Tax Rate	(3.3%)	6.9%	14.8%	6.0%

Income Tax Expense (Recovery)

Three months ended September 30, 2023 versus September 30, 2022

In the third quarter of 2023, Ovintiv recorded an income tax recovery of $13 million compared to an income tax expense of $88 million in 2022 primarily due to the recognition of U.S. federal and state research and development credits in 2023 of $107 million and $15 million, respectively, associated with eligible drilling and completion costs incurred in prior years.

Nine months ended September 30, 2023 versus September 30, 2022

In the first nine months of 2023, Ovintiv recorded higher income tax expense of $66 million compared to 2022 primarily due to changes in valuation allowances and the expected full utilization of Ovintiv’s operating losses in Canada, resulting in current tax in 2023, partially offset by the recognition of U.S. federal and state research and development credits in 2023 of $107 million and $15 million, respectively, associated with eligible drilling and completion costs incurred in prior years.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained upon audit by the taxing authorities. During the third quarter of 2023, the Company recorded unrecognized U.S. federal and state tax benefits of $110 million and $31 million, respectively, resulting from research and development expenditures related to drilling and completions costs incurred in prior years. If all, or a portion of, the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period recognized.

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

For the third quarter and the first nine months of 2023, the Company’s effective tax rates were (3.3) percent and 14.8 percent, respectively, which were lower than the U.S federal statutory tax rate of 21 percent primarily due to the recognition of research and development credits noted above.

For the third quarter and the first nine months of 2022, the Company’s effective tax rates were 6.9 percent and 6.0 percent, respectively, which were lower than the U.S federal statutory tax rate of 21 percent primarily due to a lower annual effective income tax rate resulting from a reduction in valuation allowances.

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

	As at September 30,
($ millions, except as indicated)	2023	2022

Cash and Cash Equivalents	$3	$18
Available Credit Facilities (1)	3,150	3,500
Available Uncommitted Demand Lines (2)	273	296
Issuance of U.S. Commercial Paper	(359)	(440)
Total Liquidity	$3,067	$3,374

Long-Term Debt, including current portion (3)	$6,163	$3,618
Total Shareholders’ Equity (3)	$9,552	$6,550

Debt to Capitalization (%) (4)	39	36
Debt to Adjusted Capitalization (%) (5)	26	20
(1)
2023 includes available credit facilities of $1.85 billion in the U.S. and $1.3 billion in Canada (2022 - $2.2 billion and $1.3 billion, respectively).
(2)
Includes three uncommitted demand lines totaling $322 million, net of $49 million in related undrawn letters of credit (2022 - $319 million and $23 million, respectively).
(3)
Includes the impact of long-term debt and shares of common stock issued in conjunction with the Permian Acquisition.
(4)
Calculated as long-term debt, including the current portion, divided by shareholders’ equity plus long-term debt, including the current portion.
(5)
A non-GAAP measure which is defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in July 2026, provide financial flexibility and allow the Company to fund its operations or capital investment program. At September 30, 2023, $350 million was outstanding under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at September 30, 2023, the Company had $359 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 6.25 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at September 30, 2023.

The available credit facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $3.1 billion as at September 30, 2023. At September 30, 2023, Ovintiv also had approximately $49 million in undrawn letters of credit issued in the normal course of business primarily as collateral security related to sales arrangements.

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

Ovintiv is currently in compliance with, and expects that it will continue to be in compliance with, all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at September 30, 2023, the Company’s Debt to Adjusted Capitalization was 26 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of the 2022 Annual Report on Form 10‑K.

The Company’s debt-based metrics have increased over the prior year primarily due to the increase in long-term debt resulting from the Permian Acquisition.

Sources and Uses of Cash

In the first nine months of 2023, Ovintiv primarily generated cash through operating activities and received net proceeds from the Company’s debt issuance to fund a portion of the Permian Acquisition. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended September 30,		Nine months ended September 30,
($ millions)	Activity Type	2023	2022	2023	2022

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$906	$962	$2,805	$2,991
Proceeds from divestitures	Investing	12	225	741	230
Net issuance of revolving debt	Financing	29	225	316	440
Issuance of long-term debt	Financing	-	-	2,278	-
Other	Investing	27	34	116	82
		974	1,446	6,256	3,743

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	834	511	2,084	1,473
Acquisitions	Investing	59	12	273	34
Corporate acquisition, net of cash acquired	Investing	-	-	3,225	-
Repayment of long-term debt (1)	Financing	-	525	-	1,634
Purchase of shares of common stock	Financing	45	325	373	531
Dividends on shares of common stock	Financing	82	62	225	178
Other	Financing	3	2	75	68
		1,023	1,437	6,255	3,918
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		-	1	(3)	(2)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(49)	$10	$(2)	$(177)
(1)
Includes open market repurchases and redemption of the Company’s $1.0 billion senior notes in 2022.

Operating Activities

Net cash from operating activities in the third quarter and first nine months of 2023 was $906 million and $2,805 million, respectively, and was primarily a reflection of the impacts from average realized commodity prices, realized gains/losses on risk management, production volumes and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the third quarter and first nine months of 2023 was $1,112 million and $2,662 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended September 30, 2023 versus September 30, 2022

Net cash from operating activities decreased $56 million compared to the third quarter of 2022 primarily due to:

•
Lower realized commodity prices ($977 million), changes in non-cash working capital ($223 million), increase in current income taxes ($65 million), higher interest expense ($31 million) and higher operating expense, excluding non-cash long-term incentive costs ($18 million);

partially offset by:

•
Realized gains on risk management in revenues compared to losses in 2022 ($831 million), higher production volumes ($374 million), lower transportation and processing expense ($35 million), and lower production, mineral and other taxes ($20 million).

Nine months ended September 30, 2023 versus September 30, 2022

Net cash from operating activities decreased $186 million compared to the first nine months of 2022 primarily due to:

•
Lower realized commodity prices ($2,960 million), increase in current income taxes ($171 million), higher administrative expenses, excluding non-cash long-term incentive costs ($60 million), higher operating expense, excluding non-cash long-term incentive costs ($37 million), higher interest expense ($27 million), lower interest income ($16 million) and higher transportation and processing expense ($13 million);

partially offset by:

•
Lower realized losses on risk management in revenues compared to 2022 ($2,014 million), higher production volumes ($672 million), changes in non-cash working capital ($356 million) and lower production, mineral and other taxes ($72 million).

Investing Activities

Cash used in investing activities in the first nine months of 2023 was $4,725 million primarily due to acquisitions and capital expenditures. Capital expenditures, and acquisition and divestiture activities are summarized in Notes 2 and 7, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital expenditures increased $611 million compared to the first nine months of 2022, primarily due to a higher capital expenditure plan, additional capital spending associated with the Permian assets acquired in the second quarter of 2023 and sustained inflationary cost pressures.

Acquisitions in the first nine months of 2023 were $273 million, which primarily included property purchases with oil and liquids rich potential in the USA Operations (2022 - $34 million).

Corporate acquisition in the first nine months of 2023 was $3,225 million, which relates to the Permian Acquisition in the second quarter of 2023. Additional information regarding the Permian Acquisition can be found in Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Divestitures in the first nine months of 2023 were $741 million, which primarily included the sale of the Bakken assets in North Dakota and certain properties that did not complement Ovintiv’s existing portfolio of assets. Divestitures in the first nine months of 2022 were $230 million, which primarily included the sale of portions of the Uinta assets located in northeastern Utah and Bakken assets located in northeastern Montana, as well as certain properties that did not complement Ovintiv’s existing portfolio of assets.

Financing Activities

Net cash from and/or used in financing activities has been impacted by the Company’s bond offering in the second quarter of 2023 and Ovintiv’s strategic objective to return value to shareholders by repaying or repurchasing existing debt, purchasing shares of common stock and paying dividends.

Net cash from financing activities in the first nine months of 2023 was $1,921 million compared to net cash used in financing activities of $1,971 million in 2022. The change was primarily due to the net issuance of long-term debt in 2023 of $2,278 million as discussed below compared to a repayment in 2022 of $1,634 million and decreased purchases of shares of common stock in 2023 compared to 2022 ($158 million), partially offset by a decrease in net issuance of revolving long-term debt ($124 million) and an increase in dividend payments in 2023 ($47 million).

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

The Company’s long-term debt, including the current portion of $709 million, totaled $6,163 million at September 30, 2023. The Company’s long-term debt at December 31, 2022, including the current portion of $393 million, totaled $3,570 million. As at September 30, 2023, the Company has no fixed rate long-term debt due until 2025 and beyond.

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

In support of the Company’s commitment to unlocking shareholder value, Ovintiv utilizes its capital allocation framework to increase returns to shareholders and to focus on strategic opportunities to strengthen the balance sheet. Ovintiv expects to continue to deliver additional shareholder returns through share buybacks.

For additional information on long-term debt refer to Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Further details on the Company’s debt-based metrics can be found in the Non-GAAP measures section of this MD&A.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2023	2022	2023	2022

Dividend Payments	$82	$62	$225	$178
Dividend Payments ($/share)	$0.30	$0.25	$0.85	$0.70

On November 7, 2023, the Board of Directors declared a dividend of $0.30 per share of common stock payable on December 29, 2023, to common shareholders of record as of December 15, 2023.

Dividends increased $47 million compared to the first nine months of 2022 as a result of Ovintiv increasing its annualized dividend to $1.00 per share of common stock in the second quarter of 2022 and a further increase to an annualized dividend of $1.20 per share of common stock in the second quarter of 2023. The dividend increase reflects the Company’s commitment to returning capital to shareholders.

Normal Course Issuer Bid and Other Share Buybacks

On September 26, 2023, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 26.7 million shares of common stock over a 12-month period from October 3, 2023 to October 2, 2024. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float as at September 21, 2023. The Company expects to continue to execute the renewed NCIB program in conjunction with its capital allocation framework.

In the third quarter and first nine months of 2023, under the previous NCIB program, which extended from October 3, 2022 to October 2, 2023, the Company purchased, for cancellation of approximately, nil and 7.7 million, respectively, shares of common stock for total consideration of approximately nil and $328 million, respectively.

On September 13, 2023, the Company purchased one million shares of Ovintiv common stock from the 15 million shares offered for sale in a secondary public offering by NMB Stock Trust, a Delaware statutory trust. The total consideration paid was approximately $45 million, or $45.45 per share, and the shares were cancelled during the third quarter of 2023. The share purchase accelerates Ovintiv’s expected fourth quarter share purchases under its existing shareholder return framework.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2023	2022	2023	2022

Cash From (Used in) Operating Activities	$906	$962	$2,805	$2,991
(Add back) deduct:
Net change in other assets and liabilities	(14)	(17)	(31)	(42)
Net change in non-cash working capital	(192)	31	174	(182)
Non-GAAP Cash Flow	$1,112	$948	$2,662	$3,215

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

($ millions, except as indicated)	September 30, 2023	December 31, 2022

Debt (Long-Term Debt, including Current Portion)	$6,163	$3,570
Total Shareholders’ Equity	9,552	7,689
Capitalization	$15,715	$11,259
Debt to Capitalization	39%	32%

Debt (Long-Term Debt, including Current Portion)	$6,163	$3,570
Total Shareholders’ Equity	9,552	7,689
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$23,461	$19,005
Debt to Adjusted Capitalization	26%	19%

The increases in Debt to Capitalization and Debt to Adjusted Capitalization are primarily due to the increase in long-term debt resulting from the Permian Acquisition.

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

($ millions, except as indicated)	September 30, 2023	December 31, 2022

Debt (Long-Term Debt, including Current Portion)	$6,163	$3,570

Net Earnings (Loss)	2,564	3,637
Add back (deduct):
Depreciation, depletion and amortization	1,549	1,113
Interest	312	311
Income tax expense (recovery)	(11)	(77)
EBITDA	$4,414	$4,984
Debt to EBITDA (times)	1.4	0.7

Net Earnings (Loss)	2,564	3,637
Add back (deduct):
Depreciation, depletion and amortization	1,549	1,113
Accretion of asset retirement obligation	18	18
Interest	312	311
Unrealized (gains) losses on risk management	(398)	(741)
Foreign exchange (gain) loss, net	(6)	15
Other (gains) losses, net	(19)	(33)
Income tax expense (recovery)	(11)	(77)
Adjusted EBITDA	$4,009	$4,243
Debt to Adjusted EBITDA (times)	1.5	0.8

The increases in Debt to EBITDA and Debt to Adjusted EBITDA are primarily due to the increase in long-term debt resulting from the Permian Acquisition. EBITDA and Adjusted EBITDA only include the results of operations from the acquired Permian assets for the post-acquisition period from June 12, 2023 to September 30, 2023.

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

	September 30, 2023
(US$ millions)	10% Price Increase	10% Price Decrease

Crude oil price	$(202)	$170
NGL price	(2)	2
Natural gas price	(56)	54

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$(3)		$(13)
Transportation and Processing Expense (1)	(7)	$(0.13)	(34)	$(0.22)
Operating Expense (1)	(1)	(0.02)	(5)	(0.03)
Administrative Expense	(1)	(0.02)	(8)	(0.05)
Depreciation, Depletion and Amortization (1)	(1)	(0.03)	(8)	(0.05)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2023, Ovintiv has entered into $133 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3470 to US$1, which mature monthly through the remainder of 2023, and $200 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3501 to US$1, which mature monthly throughout the first half of 2024.

As at September 30, 2023, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	September 30, 2023
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$117	$(143)

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

As at September 30, 2023, Ovintiv had floating rate revolving credit and term loan borrowings of $709 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $7 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

For the third quarter ended September 30, 2023, management’s assessment of, and conclusion on, the effectiveness of internal controls over financial reporting did not include the internal controls related to the Permian Acquisition that closed on June 12, 2023. Upon closing, the Permian Acquisition’s total assets acquired represented 33 percent of the Company’s consolidated total assets as of March 31, 2023. The assets acquired generated revenues of $519 million for the period from June 12, 2023, to September 30, 2023, which represented seven percent of the Company’s consolidated total revenues for the nine months ended September 30, 2023. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting for a period of up to one year following an acquisition while integration occurs. The Company is in the process of assessing the internal controls over financial reporting of the Permian Acquisition. Except as noted above, there were no changes in the Company’s internal controls over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2022 Annual Report on Form 10‑K and Note 21 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

There have been no material changes to the legal proceedings since the update presented in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2023.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On September 28, 2022, the Company announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 24.8 million shares of common stock pursuant to a NCIB over a 12-month period from October 3, 2022 to October 2, 2023. The number of shares of common stock authorized for purchase represented 10 percent of Ovintiv’s issued and outstanding shares of common stock as at September 19, 2022.

On September 26, 2023, the TSX accepted the Company’s notice of intention to renew its NCIB to purchase up to approximately 26.7 million shares of common stock, during the 12-month period commencing October 3, 2023 and ending October 2, 2024. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float (as defined in the TSX Company Manual) as of September 21, 2023, which equals approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at such time.

During the three months ended September 30, 2023, the Company purchased one million shares of common stock for total consideration of approximately $45 million at a weighted average price of $45.45. The following table presents the common shares purchased during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2023	-	$-	-	13,646,915
August 1 to August 31, 2023	-	-	-	13,646,915
September 1 to September 30, 2023	1,000,000	45.45	1,000,000	12,646,915
Total	1,000,000	$45.45	1,000,000	12,646,915
(1)
For the three months ended September 30, 2023, no shares of common stock were repurchased through our broker in accordance with a Rule 10b5-1 compliant plan initially adopted by the Company on September 30, 2021.
(2)
Includes commissions but excludes excise taxes.

In the first quarter of 2022, Ovintiv obtained an exemption order (the “NCIB Exemption”) from the Alberta Securities Commission and the Ontario Securities Commission, which permits Ovintiv to make repurchases (the “Proposed Bids”), under its current and any future normal course issuer bids, through the facilities of the NYSE and other U.S.-based trading systems (collectively, “U.S. Markets”), in excess of the maximum allowable purchases under applicable Canadian securities laws. The NCIB Exemption applies to any Proposed Bid commenced within 36 months of the date of the exemption order and is subject to several other conditions, including that Ovintiv remain a U.S. and SEC foreign issuer under applicable Canadian securities laws. The purchases of common stock under a Proposed Bid must also be made in compliance with other applicable Canadian securities laws and applicable U.S. rules. Additionally, the NCIB Exemption imposes restrictions on the number of shares of common stock that may be acquired under the exemption, including that: (a) Ovintiv may not acquire common stock in reliance upon the exemption under subsection 4.8(3) of Canadian National Instrument 62-104 – Take-Over Bids and Issuer Bids (“NI 62-104”) from the requirements applicable to issuer bids (the “Other Published Markets Exemption”) if the aggregate number of shares of common stock purchased by Ovintiv, and any person or company acting jointly or in concert with Ovintiv, in reliance on the NCIB Exemption and the Other Published Markets Exemption within any period of 12 months exceeds 5 percent of the outstanding common stock on the first day of such 12-month period; and (b) the aggregate number of shares of common stock purchased pursuant to (i) a Proposed Bid in reliance on the NCIB Exemption; (ii) exempt issuer bid purchases made in the normal course through the facilities of the TSX; and (iii) the Other Published Markets Exemption does not exceed, over the 12-month period of its current NCIB, 10 percent of Ovintiv’s public float. As a result, the NCIB Exemption effectively allows Ovintiv to purchase up to 10 percent of its public float on U.S. Markets under its NCIB. Without the NCIB Exemption this amount would be limited to 5 percent of Ovintiv’s outstanding common stock within a 12-month period under applicable Canadian securities law.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

* The certifications on Exhibits 32.1 and 32.2 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certifications will not be deemed incorporated by reference to any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ovintiv Inc.

By:	/s/ Corey D. Code

	Name:	Corey D. Code
	Title:	Executive Vice-President & Chief Financial Officer

Dated: November 7, 2023