Form 10-K
period 2023-12-31
Ovintiv Inc.
filed 2024-02-27
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2023	$10,425,780,075
Number of registrant’s shares of common stock outstanding as of February 16, 2024, at $0.01 par value	269,515,124

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Auditor Firm ID: 271 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Calgary, Alberta, Canada

OVINTIV INC.

FORM 10-K

DEFINITIONS

Unless the context otherwise requires or otherwise expressly stated, all references in this Annual Report on Form 10‑K to “Ovintiv,” the “Company,” “us,” “we,” “our” and “ours,” refer to Ovintiv Inc. and its consolidated subsidiaries. In addition, the following are other abbreviations and definitions of certain terms used within this Annual Report on Form 10-K:

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

“STACK” means Sooner Trend, Anadarko basin, Canadian and Kingfisher counties.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Annual Report on Form 10‑K, and the other documents incorporated herein by reference, the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10‑K include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; drilling plans and programs, including the amount and availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, Trimulfrac and Simulfrac techniques and other new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access capital markets, credit facilities and other sources of liquidity; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation; the declaration and payment of future dividends and the anticipated repurchase the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

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

The reader should carefully read the risk factors described in Item 1A. Risk Factors of this Annual Report on Form 10‑K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Items 1 and 2. Business and Properties

GENERAL

Ovintiv is a leading North American oil and natural gas exploration and production company that is focused on developing its multi-basin portfolio of high-quality assets located in the United States and Canada. Ovintiv's operations also include the marketing of oil, NGLs and natural gas. As at December 31, 2023, all of the Company’s reserves and production were located in North America.

Ovintiv’s principal office is located at 370 – 17th Street, Suite 1700, Denver, Colorado 80202, U.S.A. Ovintiv’s shares of common stock are listed and posted for trading on the NYSE and the TSX under the symbol “OVV”.

Available Information

Ovintiv is subject to the informational requirements of the Exchange Act of 1934, as amended (the “Exchange Act”) and, in accordance with the Exchange Act, it also files reports with and furnishes other information to the SEC. The public may obtain any document Ovintiv files with or furnishes to the SEC from the SEC's Electronic Document Gathering, Analysis, and Retrieval system (“EDGAR”), which can be accessed at www.sec.gov, or via the System for Electronic Document Analysis and Retrieval (“SEDAR”), which can be accessed at www.sedar.com, as well as from commercial document retrieval services.

Copies of this Annual Report on Form 10-K and the documents incorporated herein by reference may be obtained on request without charge from Ovintiv’s Corporate Secretary, 370 – 17th Street, Suite 1700, Denver, Colorado 80202, U.S.A., telephone: (303) 623-2300. Ovintiv also provides access without charge to all of the Company’s SEC filings, including copies of this Annual Report on Form 10-K, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing or furnishing, on Ovintiv’s website located at www.ovintiv.com.

STRATEGY AND APPROACH

Ovintiv aims to be the leading producer of oil and natural gas in North America. The Company strives to be at the forefront of driving innovation to both profitably and sustainably provide safe, reliable and affordable energy that makes modern life possible. Ovintiv is committed to delivering quality returns on the capital it invests in its multi-basin portfolio, generating significant cash flows and providing durable cash returns to its shareholders through the commodity price cycle.

The Company seeks to maximize returns by harnessing innovation to drive efficiency gains across its business, leveraging optionality from its high-quality multi-basin and multi-product portfolio, building flexibility into commercial agreements and actively managing commodity price risk.

The pillars that support the execution of the Company’s strategy include:

•
Execution Excellence - The Company is a leader in the responsible multi-zone development of North American shale plays. A commitment to continuously pursue efficiency gains through innovation and technology enable Ovintiv to enhance well productivity, reduce risks, capture capital and operating cost savings, and sustainably enhance margins and returns while minimizing its environmental footprint.

•
Disciplined Capital Allocation - Ovintiv’s capital investment strategy focuses on a limited number of high-quality assets to generate cash flows and quality returns. Ovintiv’s investment strategy is flexible, allowing for capital programs to be quickly optimized in response to changes in the macro commodity-price environment, which helps to preserve excess cash flows to return to shareholders and to maintain balance sheet strength.

•
Commercial Acumen & Risk Management - The Company leverages its innovative supply chain and market fundamentals expertise to support capital allocation decisions and quickly respond in a dynamic commodity-price environment. The Company actively monitors and seeks to manage market volatility through diversification of price exposures and market access with the aim of enhancing margins and returns.

•
Environmental, Social and Corporate Governance Progress - Ovintiv embraces stakeholder and societal expectations as it continues to evolve in response to the changing landscape with respect to climate change, diversity, equity, inclusion and governance matters. Ovintiv believes that strong business practices increase efficiency, economic performance, value creation and sustainability. Since 2005, the Company has published an annual Sustainability Report, which communicates Ovintiv’s performance and tracks progress on key issues important to stakeholders. Additional information can be found on the Company’s sustainability website at sustainability.ovintiv.com.

Ovintiv’s foundational values of integrity, safety, sustainability, trust and respect guide the organization’s behavior and define expectations in the workplace. Ovintiv takes pride not only in what the Company achieves, but also in how its goals are accomplished.

REPORTING SEGMENTS

Ovintiv’s operations are focused on the exploration and development of oil, NGLs and natural gas reserves. The Company is also focused on creating and capturing additional value through its market optimization segment. The Company conducts a substantial portion of its business through subsidiaries. Ovintiv’s operating and reportable segments are: USA Operations; Canadian Operations; and Market Optimization.

•
USA Operations includes the exploration for, development of, and production of oil, NGLs, natural gas and other related activities within the United States. Plays in the U.S. include Permian in west Texas, Anadarko in west-central Oklahoma and Uinta in northeastern Utah.

•
Canadian Operations includes the exploration for, development of, and production of oil, NGLs, natural gas and other related activities within Canada. Plays in Canada include Montney in northeast British Columbia and northwest Alberta and Horn River in northeast British Columbia.

•
Market Optimization activities are managed by the Midstream, Marketing & Fundamentals team, which is primarily responsible for the sale of the Company’s proprietary production to third-party customers while enhancing the associated netback price. Market Optimization activities also include third-party purchases and sales of product to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification.

For additional information regarding the reporting segments, see Note 2 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

OIL AND NATURAL GAS PROPERTIES AND ACTIVITIES

The following map reflects the location of Ovintiv’s North American landholdings and assets.

USA Operations

Overview: In 2023, the USA Operations had total capital investment of approximately $2,189 million, drilled approximately 168 net wells primarily in Permian and total production averaged approximately 158.8 Mbbls/d of oil, approximately 85.5 Mbbls/d of NGLs and approximately 517 MMcf/d of natural gas. As of December 31, 2023, the USA Operations had an established land position of approximately 853,000 net acres, including approximately 162,000 net undeveloped acres. The USA Operations accounted for 72 percent of upstream production revenues, excluding the impacts of hedging, and 58 percent of total proved reserves as of December 31, 2023.

During 2023, the Company completed an acquisition of Midland basin assets (“Permian Acquisition”) which included approximately 1,050 net well locations and 65,000 net acres, which are located in close proximity to Ovintiv’s existing Permian operations, in a cash and stock transaction valued at approximately $4.4 billion, before closing adjustments.

During 2023, the Company divested its Bakken assets, which included approximately 46,000 net acres, for proceeds of approximately $734 million, after closing adjustments.

The following tables summarize the USA Operations landholdings, producing wells and daily production as of and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres as of December 31, 2023)	Gross	Net	Gross	Net	Gross	Net
Permian	177	161	47	32	224	193	86%
Anadarko	553	344	18	7	571	351	61%
Uinta	124	115	26	22	150	137	91%
Other (2)	168	71	228	101	396	172	43%
Total USA Operations	1,022	691	319	162	1,341	853	64%

(1)
Excludes interests in royalty acreage.
(2)
Other Operations comprises assets that are not part of the Company’s current focus.

Producing Wells	Oil		Natural Gas		Total
(number of wells as of December 31, 2023) (1)	Gross	Net	Gross	Net	Gross	Net
Permian	2,510	2,361	2	2	2,512	2,363
Anadarko	1,907	784	442	113	2,349	897
Uinta	582	454	11	9	593	463
Other (2)	1	-	49	39	50	39
Total USA Operations	5,000	3,599	504	163	5,504	3,762

(1)
Figures exclude wells capable of producing, but not producing.
(2)
Other Operations comprises assets that are not part of the Company’s current focus.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Permian	99.5	62.7	4.1	3.1	33.0	26.3	37.1	29.4	185	149
Anadarko	30.6	35.5	5.9	5.9	36.3	37.3	42.2	43.2	283	286
Uinta	19.1	17.9	0.3	0.2	1.2	0.9	1.5	1.1	22	16
Other (1) (2)	9.6	15.4	0.6	1.2	4.1	7.2	4.7	8.4	27	41
Total USA Operations	158.8	131.5	10.9	10.4	74.6	71.7	85.5	82.1	517	492

(1)
Other Operations comprises assets that are not part of the Company’s current focus.
(2)
Other Operations includes volumes associated with Bakken, which was divested during the second quarter of 2023.

Permian

Permian is an oil play located in west Texas primarily in Midland, Martin, Howard, Glasscock, Andrews and Upton counties. The properties within the play are characterized by exposure of up to 10 potential producing horizons spanning approximately 3,000 feet of stratigraphy or stacked pay, an extensive production history and developed infrastructure. As of December 31, 2023, the Company’s acreage comprises approximately 193,000 net acres in the play. The current focus of development is on the Spraberry and Wolfcamp formations in the Midland basin, where Ovintiv holds a large position. During 2023, the Company drilled 113 horizontal net wells. In 2023, production averaged approximately 99.5 Mbbls/d of oil, approximately 37.1 Mbbls/d of NGLs and approximately 185 MMcf/d of natural gas.

The Company has primarily developed the play using its cube development model and multi-frac techniques. Cube development utilizes multi-well pads and frac spreads running in parallel to simultaneously access multiple layers of stacked pay to maximize product recovery. Multi-frac technology is the process of fracing multiple wells at the same time instead of a single well. These advanced development approaches optimize cycle times and increase capital efficiency, while minimizing the surface footprint. During 2023, the Company began fracing three wells (“Trimulfrac”) at the same time instead of the standard two wells (“Simulfrac”), which lowered well costs by reducing frac-treating pressure, diesel usage and the cycle time to complete the wells. In addition, during the second half of 2023, the Company focused on integrating the Permian Acquisition, applying Ovintiv standards for well design, safety, cost management and team culture to the acquired Midland basin assets.

Oil and natural gas facilities include field gathering systems, storage batteries, saltwater disposal systems, separation equipment and pumping units. The majority of Ovintiv’s acreage and associated oil production is dedicated under multiple pipeline gathering agreements, with varying remaining terms of less than 11 years with optional renewal terms. In the event of pipeline capacity constraints, Ovintiv’s oil production is trucked by various third parties. Natural gas is delivered by the Company to the purchaser’s meter and pipeline interconnection point in the field.

Anadarko

Anadarko is a liquids-rich play located in west-central Oklahoma in Blaine, Canadian, Custer, Dewey, Garvin, Grady, Kingfisher, Major, McClain and Stephens counties. The majority of the Anadarko properties are located in the black oil window of the STACK which comprises the Woodford, Meramec and Osage formations spanning up to 800 feet of stratigraphy, while the remaining properties located in the SCOOP comprises the Woodford, Sycamore, Caney and Springer formations spanning up to 1,150 feet of stratigraphy. The play is characterized by silt, shale and carbonate formations which provide multiple potential oil and natural gas targets making the play ideal for cube development and long laterals. As of December 31, 2023, the Company’s acreage comprises approximately 351,000 net acres in the play, with development currently targeting liquids-rich prospects. During 2023, the Company drilled 11 horizontal net wells. In 2023, production averaged approximately 30.6 Mbbls/d of oil, approximately 42.2 Mbbls/d of NGLs and approximately 283 MMcf/d of natural gas.

The Company is developing the play using its cube development model. During 2023, Ovintiv focused on increasing capital efficiency and well economics by drilling longer laterals, reducing cycle times, and reduced base decline by four percent compared to the prior year.

The play has significant existing infrastructure and ample access to major pricing hubs, including Cushing, Oklahoma, the U.S. Gulf Coast, Mont Belvieu, Texas and Conway, Kansas, and a number of Mid-Continent natural gas pipelines. The Company’s oil and natural gas production is gathered at various production facilities, with the majority of oil subsequently transported to sales points by pipeline or sold at and trucked from tank batteries. The majority of Ovintiv’s acreage and associated production is dedicated to long-term gathering and processing agreements with various third parties, which have remaining terms ranging from one to eight years.

Uinta

Uinta is an oil play located in northeastern Utah primarily in Duchesne and Uintah counties. The Uinta basin provides a deep inventory of multiple stacked oil horizons with approximately 2,600 feet of oil saturated reservoir rock. As of December 31, 2023, the Company’s acreage comprises approximately 137,000 net acres in the play. During 2023, the

Company drilled 33 horizontal net wells. Production averaged approximately 19.1 Mbbls/d of oil, approximately 1.5 Mbbls/d of NGLs and approximately 22 MMcf/d of natural gas.

During 2023, the Company drilled 34 gross wells on 10 pads utilizing multi-well pad development which captured capital cost savings.

Oil production from Uinta is waxy, ranging from yellow to black, and is transported from the lease by truck due to the high heat pour point characteristics of the oil. The Company has one oil volume minimum delivery commitment that expires in 2025. Oil production that is not subject to sales commitments is sold monthly in spot markets or transported by rail to other markets such as the Gulf Coast.

Canadian Operations

Overview: In 2023, the Canadian Operations had total capital investment of approximately $549 million, drilled approximately 96 horizontal net wells in Montney and production averaged approximately 47.7 Mbbls/d of oil and NGLs and approximately 1,125 MMcf/d of natural gas. As of December 31, 2023, the Canadian Operations had an established land position of approximately 1.1 million net acres including approximately 673,000 net undeveloped acres. The Canadian Operations accounted for 28 percent of upstream production revenues, excluding the impacts of hedging, and 42 percent of total proved reserves as of December 31, 2023.

The following tables summarize the Canadian Operations landholdings, producing wells and daily production as of and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres as of December 31, 2023)	Gross	Net	Gross	Net	Gross	Net
Montney	552	370	655	441	1,207	811	67%
Other (2)	171	44	360	232	531	276	52%
Total Canadian Operations	723	414	1,015	673	1,738	1,087	63%

(1)
Excludes interests in royalty acreage.
(2)
Other Operations primarily includes Horn River, as well as assets where the Company may pursue growth opportunities.

Producing Wells	Oil		Natural Gas		Total
(number of wells as of December 31, 2023) (1)	Gross	Net	Gross	Net	Gross	Net
Montney	6	5	1,842	1,462	1,848	1,467
Other (2)	1	-	113	52	114	52
Total Canadian Operations	7	5	1,955	1,514	1,962	1,519

(1)
Figures exclude wells capable of producing, but not producing.
(2)
Other Operations primarily includes Horn River.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Montney	0.1	0.1	32.0	33.6	15.6	13.8	47.6	47.4	1,095	970
Other (1)	-	-	-	-	-	-	-	-	30	32
Total Canadian Operations	0.1	0.1	32.0	33.6	15.6	13.8	47.6	47.4	1,125	1,002

(1)
Other Operations primarily includes volumes associated with Horn River.

Montney

Montney is primarily a condensate-rich natural gas play located in northeast British Columbia and northwest Alberta. The play includes properties that are located in the Montney formation where Ovintiv is primarily targeting the development of condensate-rich locations, but also includes landholdings with incremental producing formations such as Cadomin and Doig. The Montney formation is characterized by up to six stacked horizons spanning over 1,000 feet of stratigraphy and is being developed exclusively with horizontal well technology. In 2023, total production from the play averaged approximately 47.7 Mbbls/d of oil and NGLs and approximately 1,095 MMcf/d of natural gas. As of December 31, 2023, the Company’s acreage comprises approximately 811,000 net acres and 441,000 net undeveloped acres in the play.

Ovintiv utilizes cube development to precisely place and space each well drilled to maximize value and resource extraction within the productive pay. During 2023, Ovintiv focused on drilling longer laterals and completing wells faster while improving frac placement efficiency and productivity. Drilling, completions and production efficiencies were captured by stacking innovation initiatives such as rotary steerable systems, redesigned drill bits, motor optimization, real time frac optimization and high-rate facilities designs. In 2023, the Company drilled approximately 96 horizontal net wells. Ovintiv also focused on reducing its emissions footprint by implementing well sites with nitrogen air gas instruments and frac fleets operating on natural gas, which resulted in lower fuel costs, less logistical complexity of sourcing diesel, and reduced operational footprint.

Ovintiv has access to natural gas processing capacity of approximately 1,562 MMcf/d, of which approximately 1,340 MMcf/d is under contract with third parties under varying terms and duration and approximately 222 MMcf/d of processing capacity which is owned by the Company. In addition, Ovintiv has access to liquids handling capacity of approximately 125 Mbbls/d of which approximately 93 Mbbls/d is contracted with third parties under varying terms and duration, and approximately 32 Mbbls/d is owned by the Company.

Other Operations:

Horn River

Horn River is located in northeast British Columbia, where development was historically in the Horn River Basin shales (Muskwa, Otter Park and Evie), which are upwards of 500 feet thick. In 2023, the Company’s natural gas production averaged approximately 26 MMcf/d. As of December 31, 2023, the Company had approximately 45 net producing horizontal wells and its acreage comprises approximately 186,000 net acres in the play. Ovintiv owns an interest in natural gas compression capacity in Horn River of approximately 285 MMcf/d at various facilities in the area. Ovintiv has a take or pay commitment under the Cabin plant natural gas processing arrangement with a third-party, which has a remaining term of nine years.

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

Ovintiv’s Corporate Reserves Group, which consists of five staff, report to the Vice-President Midstream, Marketing and Corporate Reserves who reports to the Executive Vice-President & Chief Financial Officer. The Corporate Reserves Group is responsible for overseeing the internal preparation, review and approval of the reserves estimates and is separate and independent from the preparation of reserves estimates, which are done by operations’ teams who report to Ovintiv’s Executive Vice-President & Chief Operating Officer. The Corporate Reserves Group maintains Ovintiv’s internal policies that prescribe procedures and standards to be followed for preparing, estimating and recording reserves. This includes the Company’s reserves manual and conducting internal audits of the procedures, records and controls relating to the preparation of reserves estimates. Ovintiv’s QREs receive ongoing education on the fundamentals of SEC definitions and reserves reporting through the review of the Company’s reserves manual and internal training programs administered by the Corporate Reserves Group. The Corporate Reserves Group also oversees the engagement of independent qualified reserves evaluators (“IQREs”) or independent qualified reserves auditors (“IQRAs”), if any, retained by the Company.

As a member of the Corporate Reserves Group, the Company’s Director, Reserves is primarily responsible for overseeing the preparation of proved reserves estimates. The Director, Reserves has a Bachelor of Science with a degree in Petroleum Engineering from Colorado School of Mines and is a member of the Society of Petroleum Evaluation Engineers (Denver Chapter). The Director, Reserves has over 24 years of experience in upstream oil and gas and has held numerous positions in reservoir, development and production engineering.

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

For year-ended December 31, 2023, the Company involved IQRAs to audit the Company’s internal oil and natural gas reserve estimates for certain properties. In 2023, Netherland, Sewell & Associates, Inc. audited 26 percent of the Company’s estimated U.S. proved reserve volumes and McDaniel & Associates Consultants Ltd. audited 53 percent of the Company’s estimated Canadian proved reserve volumes. An audit of reserves is an examination of a company’s oil and natural gas reserves by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation methods and procedures.

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

Ovintiv does not file any estimates of total net proved reserves with any U.S. federal authority or agency other than the SEC. Reserve estimates filed with the SEC correspond with the estimates of the Company’s reserves contained in its reports. For the Company’s U.S. assets, reserves estimates are filed with the Department of Energy (“DOE”) and are based upon the same underlying technical and economic assumptions as the estimates of Ovintiv’s reserves that are filed with the SEC; however, the DOE requires reserves reports to include the interests of all owners in wells that Ovintiv operates and to exclude all interests in wells that Ovintiv does not operate.

The reserves and other oil and natural gas information set forth below has an effective date of December 31, 2023 and was prepared as of January 12, 2024. The audit reports prepared by the IQRAs are attached in Exhibits 99.1 and 99.2 of this Annual Report on Form 10-K.

The following table is a summary of the Company’s proved reserves. Estimates of future net cash flows and discounted future net cash flows derived from proved reserves information can be found in Note 27 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Proved Reserves

The table below summarizes the Company’s total proved reserves by oil, NGLs and natural gas and by geographic area for the year ended December 31, 2023 and other summary operating data.

	2023
	U.S.	Canada	Total
Proved Reserves: (1)
Oil (MMbbls):
Developed	277.6	0.1	277.7
Undeveloped	241.2	-	241.2
Total	518.8	0.1	518.9

Natural Gas Liquids (MMbbls):
Developed	275.7	78.0	353.7
Undeveloped	102.7	68.9	171.6
Total	378.4	146.9	525.3

Natural Gas (Bcf):
Developed	1,695	2,590	4,286
Undeveloped	564	2,000	2,565
Total	2,259	4,591	6,850

Total Proved Reserves (MMBOE):
Developed	835.8	509.8	1,345.6
Undeveloped	437.9	402.3	840.2
Total	1,273.8	912.1	2,185.9

Percent Proved Developed	66%	56%	62%
Percent Proved Undeveloped	34%	44%	38%

Production (MBOE/d)	330.4	235.2	565.6
Capital Investments (US$ millions)	2,189	549	2,738
Total Net Productive Wells (2)	3,786	1,542	5,328

(1)
Numbers may not add due to rounding.
(2)
Total net productive wells includes producing wells and wells mechanically capable of production.

Changes to the Company’s proved reserves during 2023 are summarized in the table below:

	2023 (1)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Total (MMBOE)
Beginning of year	535.3	606.9	6,789	2,273.6
Revisions and improved recovery (2)	(134.0)	(95.4)	(482)	(309.6)
Extensions and discoveries	64.7	43.6	1,061	285.3
Purchase of reserves in place	160.0	47.7	218	243.9
Sale of reserves in place	(49.1)	(28.9)	(137)	(100.8)
Production	(58.0)	(48.6)	(599)	(206.5)
End of year	518.9	525.3	6,850	2,185.9
Developed	277.7	353.7	4,286	1,345.6
Undeveloped	241.2	171.6	2,565	840.2
Total	518.9	525.3	6,850	2,185.9

(1)
Numbers may not add due to rounding.
(2)
Changes in reserve estimates resulting from application of improved recovery techniques are included in revisions of previous estimates.

In 2023, the Company’s proved reserves decreased by 87.7 MMBOE from 2022. Revisions and improved recovery of 309.6 MMBOE were negative primarily due to changes in the approved development plan of 330.0 MMBOE and revisions other than price of 9.2 MMBOE, partially offset by positive price revisions of 29.6 MMBOE from lower royalties in Canada due to lower 12-month average trailing prices. Extensions and discoveries of 285.3 MMBOE were the result of successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans primarily in Montney, Permian and Uinta. Extensions and discoveries include 14.7 MMBOE as a result of drilling wells in 2023 that were not previously classified as proved undeveloped reserves. Approximately 38 percent of the 2023 extensions and discoveries were oil, condensate and NGLs.

Purchases of 243.9 MMBOE were primarily from the Permian Acquisition. Production for 2023 was 206.5 MMBOE. Sales of 100.8 MMBOE were primarily due to the divestiture of the Bakken.

Proved reserves are estimated based on the average first-day-of-month prices during the 12-month period for the respective year. The average prices used to compute proved reserves as of December 31, 2023 were WTI: $78.22 per bbl, Edmonton Condensate: C$104.61 per bbl, Henry Hub: $2.64 per MMBtu, and AECO: C$2.78 per MMBtu. Prices for oil, NGLs and natural gas are inherently volatile.

Proved Undeveloped Reserves

Changes to the Company’s proved undeveloped reserves during 2023 are summarized in the table below:

(MMBOE)	2023
Beginning of year	984.9
Revisions of prior estimates	(334.3)
Extensions and discoveries	270.5
Conversions to developed	(179.2)
Purchase of reserves in place	137.1
Sale of reserves in place	(38.7)
End of Year (1)	840.2
(1)
Numbers may not add due to rounding.

As of December 31, 2023, there are no proved undeveloped reserves that are expected to remain undeveloped for five years or more.

Revisions of prior estimates of proved undeveloped reserves were negative 334.3 MMBOE primarily due to development plan changes of 330.0 MMBOE, and revisions other than price of 24.5 MMBOE, partially offset by positive price revisions of 20.2 MMBOE from lower royalties in Canada due to lower 12-month average trailing prices. Extensions and discoveries of 270.5 MMBOE of proved undeveloped reserves were the result of successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans primarily in Montney, Permian and Uinta. Development plan changes are driven by portfolio optimization and changing commodity prices as compared to the prior year.

Conversions of proved undeveloped reserves to proved developed status were 179.2 MMBOE, equating to 18 percent of the total prior year-end proved undeveloped reserves. U.S. Operations converted 17 percent of proved undeveloped reserves and Canadian Operations converted 21 percent of proved undeveloped reserves. The Company spent approximately $1,666 million to develop proved undeveloped reserves in 2023, of which approximately 74 percent related to the U.S. properties and 26 percent related to the Canadian properties.

Purchases of proved undeveloped reserves of 137.1 MMBOE relate primarily to the Permian acquisition, while the sale of proved undeveloped reserves of 38.7 MMBOE relate primarily to the divestiture of the Bakken.

Sales Volumes, Prices and Production Costs

The following table summarizes the Company’s production by final product sold, average sales price, and production cost per BOE for each of the last three years by geographic area:

	Production			Average Sales Price (1)			Average Production Cost (2)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Oil ($/bbl)	NGLs ($/bbl)	Natural Gas ($/Mcf)	($/BOE)
2023
USA (3)	58.0	31.2	188.7	76.46	21.66	2.43	10.69
Canada (4)	-	17.4	410.6	81.59	58.89	2.89	13.43
Total	58.0	48.6	599.3	76.46	34.98	2.74	11.83

2022
USA (3)	48.0	29.9	180	94.25	34.88	6.18	11.79
Canada (4)	-	17.3	366	87.28	78.44	5.75	14.52
Total	48.0	47.2	546	94.25	50.84	5.89	12.94

2021
USA (3)	51.1	28.5	179	65.69	30.32	3.71	9.12
Canada (4)	0.1	20.5	389	56.71	56.48	3.52	12.37
Total	51.2	49.0	568	65.67	41.28	3.58	10.55

(1)
Excludes the impact of commodity derivatives.
(2)
Excludes ad valorem, severance and property taxes.
(3)
As of December 31, 2023, 2022 and 2021, there was no production from fields that comprise greater than 15 percent of the Company’s total reserves.
(4)
Annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to B.C. Montney: 2023 ‑ 7.7 MMbbls of NGLs and 306 Bcf of natural gas; 2022 - 7.2 MMbbls of NGLs and 267 Bcf of natural gas; and 2021 - 9.1 MMbbls of NGLs and 282 Bcf of natural gas.

Drilling and other exploratory and development activities (1, 2)

The following tables summarize the Company’s gross participation and net interest in wells drilled for the periods indicated by geographic area.

	Exploratory				Development				Total
	Productive		Dry		Productive		Dry		Productive		Dry
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2023
USA	-	-	-	-	215	168	-	-	215	168	-	-
Canada	-	-	-	-	125	96	-	-	125	96	-	-
Total	-	-	-	-	340	264	-	-	340	264	-	-

2022
USA	-	-	-	-	194	153	-	-	194	153	-	-
Canada	4	3	-	-	65	52	-	-	69	55	-	-
Total	4	3	-	-	259	205	-	-	263	208	-	-

2021
USA	-	-	-	-	180	148	-	-	180	148	-	-
Canada	1	1	-	-	114	84	-	-	115	85	-	-
Total	1	1	-	-	294	232	-	-	295	233	-	-

(1)
“Gross” wells are the total number of wells in which the Company has a working interest.
(2)
“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.

Drilling and other exploratory and development activities (1, 2)

The following table summarizes the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion by geographic area as of December 31, 2023.

	Wells in the Process of Drilling or in Active Completion				Wells Suspended or Waiting on Completion (3)
	Exploratory		Development		Exploratory		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
USA	-	-	26	25	-	-	26	26
Canada	-	-	24	12	-	-	22	18
Total	-	-	50	37	-	-	48	44

(1)
“Gross” wells are the total number of wells in which the Company has a working interest.
(2)
“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)
Wells suspended or waiting on completion include exploratory and development wells where drilling has occurred.

Oil and natural gas properties, wells, operations, and acreage

The following table summarizes the number of producing wells and wells mechanically capable of production by geographic area as of December 31, 2023.

Productive Wells (1, 2)	Oil (3)		Natural Gas (4)		Total
	Gross	Net	Gross	Net	Gross	Net
USA	5,044	3,620	514	166	5,558	3,786
Canada	8	6	1,989	1,536	1,997	1,542
Total	5,052	3,626	2,503	1,702	7,555	5,328

(1)
“Gross” wells are the total number of wells in which the Company has a working interest.
(2)
“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)
Includes 4 gross oil wells (4 net oil wells) containing multiple completions.
(4)
Includes 382 gross natural gas wells (303 net natural gas wells) containing multiple completions.

The following table summarizes the Company’s developed, undeveloped and total landholdings by geographic area as of December 31, 2023.

Landholdings (1 - 7)		Developed		Undeveloped		Total
(thousands of acres)		Gross	Net	Gross	Net	Gross	Net
United States
	— Freehold	842	577	32	23	874	600
	— Federal	21	7	17	14	38	21
	— Fee	59	13	230	89	289	102
	— Tribal/Allotted	70	68	24	20	94	88
	— State	30	26	16	16	46	42
Total United States		1,022	691	319	162	1,341	853
Canada
	— Crown	684	406	989	660	1,673	1,066
	— Freehold	38	7	23	10	61	17
	— Fee	1	1	3	3	4	4
Total Canada		723	414	1,015	673	1,738	1,087
Total		1,745	1,105	1,334	835	3,079	1,940

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

Of the total 1.9 million net acres, approximately 1.8 million net acres is held by production. The table above includes acreage subject to leases that will expire over the next three years: 2024 - approximately 21,000 net acres; 2025 ‑ approximately 21,000 net acres; and 2026 - approximately 11,000 net acres, if the Company does not establish production or take any other action to extend the terms. For acreage that the Company intends to further develop, Ovintiv will perform operational and administrative actions to continue the lease terms that are set to expire. As a result, it is not expected that a significant portion of the Company’s net acreage will expire before such actions occur.

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

Ovintiv’s oil production is sold under short-term and long-term contracts that range up to two years or under dedication agreements, for which prices received by Ovintiv are based primarily upon the prevailing index prices in the relevant region where the product is sold. The Company also has firm transport contracts to deliver oil to other downstream markets. Ovintiv’s NGLs production is sold under short-term and long-term contracts that range up to eight years, or under dedication arrangements at the relevant market price at the time the product is sold. Ovintiv’s natural gas production is sold under short-term and long-term delivery contracts with terms ranging up to one year in duration, at the relevant monthly or daily market price at the time the product is sold. The Company also has firm transport contracts to deliver natural gas production to other downstream markets, including Dawn and Chicago.

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

The Company enters into various contractual agreements to sell oil, NGLs and natural gas, some of which require the delivery of fixed and determinable quantities. As of December 31, 2023, the Company was committed to deliver approximately 22.7 MMbbls of oil and approximately 40 MMcf of natural gas in the USA Operations and approximately 7.3 MMbbls of oil and NGLs and approximately 61.9 MMcf of natural gas in the Canadian Operations with varying contract terms. The Company has one oil minimum volume sales contract related to Uinta production in Utah. Given the limited access to transportation and refining facilities resulting from the paraffin content in Uinta oil production, volatility in commodity prices and changes in capital and development plans, deficiency fees incurred can vary and may be incurred on the remaining committed deliveries of 20 Mbbls/d through August 2025.

Certain transportation and processing commitments result in the following financial commitments:

($ millions)	1 Year	2-3 Years	4-5 Years	> 5 years	Total
Transportation & Processing
USA Operations
Oil & NGLs	57	117	74	-	248
Natural Gas	104	90	85	47	326
Total USA Operations	161	207	159	47	574

Canadian Operations
Oil & NGLs	88	165	110	127	490
Natural Gas	485	897	691	2,006	4,079
Total Canadian Operations	573	1,062	801	2,133	4,569
Total USA and Canadian Operations	734	1,269	960	2,180	5,143

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

MAJOR CUSTOMERS

In connection with the marketing and sale of the Company’s oil, NGLs and natural gas production and purchased product for the year ended December 31, 2023, the Company had one customer, which individually accounted for more than 10 percent of the Company’s consolidated revenues (2022 and 2021 - one customer). Ovintiv does not believe that the loss of any single customer would have a material adverse effect on the Company’s financial condition or results of operations. Further information on Ovintiv’s major customers is found in Note 2 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

COMPETITION

The Company’s competitors include national, integrated and independent oil and natural gas companies, as well as oil and natural gas marketers and participants in other industries supplying energy and fuel to industrial, commercial and individual consumers. All aspects of the oil and natural gas industry are highly competitive and Ovintiv actively competes with other companies in the industry, particularly in the following areas:

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

HUMAN CAPITAL

Ovintiv strives to be one of the most competitive energy companies in North America, bringing together the brightest minds and best technologies to fuel innovation and maximize operational performance and results. Recruiting, developing and retaining Ovintiv’s workforce is vital to the Company’s future success. Ovintiv has a history of hiring top industry talent and recruiting individuals from within and outside of the oil and natural gas industry who will thrive in the Company’s unique culture. The Company’s core values of one, agile, innovative and driven, along with its foundational values of integrity, safety, sustainability, trust and respect guide behavior and define what Ovintiv expects of its employees in the workplace. These values support the Company’s corporate strategy and organizational priorities and reflect the Company’s culture. The Company’s Board chair and the Human Resources and Compensation Committee provide strategic oversight to key social issues including diversity, equity and inclusion, as well as the compensation program and its alignment with the Company’s strategic and business objectives, shareholder interests and governance developments. Ovintiv is committed to fair labor practices in its operations and adherence to all applicable workplace and employment standards.

As of December 31, 2023, the Company employed 1,743 employees. The following table outlines our employees by geographic area.

Employees
U.S.	988
Canada	755
Total	1,743

The Company also engages a number of contractors and service providers.

Employee Development and Retention

Ovintiv’s success is the direct result of a talented workforce and the Company’s approach to idea sharing and collaborative work to achieve company goals. Ovintiv’s culture is defined by continuous innovation, promoting internal collaboration as a way for employees to implement successful strategies and best practices across the Company’s business. Opportunities are provided for Ovintiv’s employees to further develop leadership, technical and business skills through on-the-job work experiences and job rotations, development opportunities, networking and mentoring circles, as well as formal learning programs and instructor led workshops. The Company also offers new graduate and intern opportunities in both technical and professional disciplines to support the recruitment of top talent, hiring an average of 20 new graduates and 27 interns per year over the past three years. In addition, the Company has a robust approach to succession planning for key personnel which assesses the competencies, experience, leadership capabilities, and development opportunities of identified succession candidates.

Ovintiv’s compensation and benefits program is designed to attract and retain the talent necessary to achieve the Company’s business strategy by rewarding individual performance as well as company performance. The Company’s compensation model is tied to financial, operational and environmental metrics which align to Ovintiv’s strategic plan. In addition, the compensation philosophy is anchored by two key objectives: a) delivering competitive base salaries and benefits and b) rewarding short and long-term performance through the grant of an annual cash bonus and long-term incentive awards (“LTI awards”). LTI awards are primarily performance-based and are designed to incentivize delivery of the Company’s strategy and long-term value creation with the payout of these awards correlating to Ovintiv’s stock price performance. Settlement of certain awards can be either in shares of common stock or cash at the discretion of the Human Resources and Compensation Committee. See Note 21 Compensation Plans and Note 22 Pensions and Other Post-Employment Benefits to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2023, the average tenure of our employees is over nine years and voluntary turnover is approximately six percent.

Diversity, Equity and Inclusion

The Company values diversity and fosters a culture of equity and inclusion, believing that diverse perspectives and experience enhances Ovintiv’s overall effectiveness and performance. The Company’s approach to diversity and inclusion is nested within the Company’s social commitment. The Company takes an integrated approach to this work by inviting perspectives from various internal functions in order to amplify the impact. As part of the Company’s commitment to diversity, equity and inclusion, Ovintiv has an employee resource group called Leveraging Inclusion, Networking and Knowledge, which helps provide opportunities for all employees to engage, collaborate, learn and grow, in addition to fostering an environment where diverse perspectives are celebrated. In addition, formal training and resources have been offered to employees of all levels on inclusive leadership and interrupting bias.

Ovintiv strives to provide equal opportunity in recruitment, career development, promotion, training and rewards for its employees. The Company actively facilitates professional development for women and other underrepresented groups through its succession planning and mentoring programs. In order to broaden the diversity of the Company’s talent pipeline, Ovintiv also participates in programs targeting students in junior and high schools, with the purpose of advancing and strengthening its workforce.

Specific to gender diversity, women at Ovintiv comprised approximately 60 percent of the executive leadership team reporting to the Chief Executive Officer, approximately 32 percent of the senior leadership group and approximately 31 percent of all employees as of December 31, 2023.

Employee Safety & Wellness

Safety is a foundational value at Ovintiv. Providing a safe workplace for employees, contractors, suppliers, and the community is a tenet of managing the Company’s operations. Strong safety performance reflects a well-run business and builds confidence in the communities where Ovintiv operates. Ovintiv promotes workplace safety with regular comprehensive training and orientation programs for employees and contractors. Employees and contractors are expected to comply with Ovintiv’s process safety protocols, regulatory compliance, and are required to report incidents and near-miss events.

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

As a result, certain safety metrics are included in the Company’s scorecard and are tied into the Company’s compensation program. Environmental, Health and Safety (“EH&S”) metrics reflected in the scorecard include Injury Severity, Total Recordable Injuries Frequency, Spill Intensity, GHG Intensity, all of which are described in the Proxy Statement relating to the Company’s 2023 annual meeting of shareholders.

REGULATORY MATTERS

As Ovintiv is an operator of oil and natural gas properties and facilities in the United States and Canada, the Company is subject to numerous federal, state, provincial, local, tribal and foreign country laws and regulations. These laws and regulations relate to matters that include: acquisition of seismic data; issuance of permits; well locations, drilling and casing of wells; well design; hydraulic fracturing; well production; use, transportation, storage and disposal of fluids and materials incidental to oil and natural gas operations; surface usage and the restoration of properties upon which wells have been drilled and facilities have been constructed; plugging and abandoning of wells; pollution, protection of the environment and the handling of hazardous materials; transportation of production; periodic report submittals during operations; and calculation and disbursement of royalty payments and production and other taxes. The following are significant areas of government control and regulation affecting Ovintiv’s operations:

Exploration and Development Activities

Certain of our U.S. oil and natural gas leases are granted or approved by the federal government and administered by the Bureau of Indian Affairs, the Office of Natural Resources Revenue (“ONRR”) or the Bureau of Land Management (“BLM”), all of which are federal agencies. BLM leases contain relatively standardized terms and require compliance with detailed regulations. Many onshore leases contain stipulations limiting activities that may be conducted on the lease. Some stipulations are unique to particular geographic areas and may limit the time during which activities on the lease may be conducted, the manner in which certain activities may be conducted or, in some cases, may ban surface activity. Under certain circumstances, the BLM may require that our operations on federal leases be suspended or terminated. Any such suspension or termination could materially and adversely affect Ovintiv’s interests.

In addition, President Biden and certain members of his administration have expressed support for, and have taken steps to implement, additional regulation of oil and gas leasing and permitting on federal lands. For example, President Biden issued an executive order in January 2021 directing the Secretary of the Interior to pause on entering new oil and gas leases on public lands to the extent possible and to launch a rigorous review of all existing leasing and permitting practices related to fossil fuel development on public lands. The Department of the Interior subsequently issued its report on the federal leasing program in November 2021. The report recommended various changes to the program, including, among other things, increasing royalty and rental rates, enhancing bonding requirements and applying a more rigorous land-use planning process prior to leasing. The pause on leasing has been subject to a challenge by 13 states and, following a vacated preliminary injunction in July 2021, was permanently enjoined in those states by a federal district court in Louisiana in August 2022. In July 2023, the Department of the Interior announced a proposed rule that would revise outdated fiscal terms of the onshore federal oil and gas leasing program, including for bonding requirements, royalty rates, and minimum bids. The proposed rule would specifically codify provisions made by Congress in the Inflation Reduction Act (“IRA”) and the Bipartisan Infrastructure Law, as well as recommendations from the Department of the Interior’s Report on the Federal Oil and Gas Leasing Program, issued in November 2021.

Certain other recommendations from the report require Congressional actions. To the extent further rules are promulgated implementing the recommendations of the November 2021 report or there are any other future regulatory changes, any additional restrictions or burdens on our ability to operate on federal lands could adversely impact our business in areas where we operate under federal leases.

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

Royalties

Operations on U.S. Federal or Indian oil and natural gas leases must comply with numerous regulatory restrictions, including various non-discrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other permits issued by various tribal and federal agencies, including the BLM and the ONRR. The basis for royalty payments due under federal oil and natural gas leases are through regulation issued under the applicable statutory authority. State regulatory authorities establish similar standards for royalty payments due under state oil and natural gas leases. The basis for royalty payments established by ONRR and the state regulatory authorities is generally applicable to all federal and state oil and natural gas leases.

The royalty calculation in Canada is a significant factor in the profitability of Canadian oil and natural gas production. Oil and natural gas crown royalties are determined by provincial and territorial government regulation and are generally calculated as a percentage of the value of the gross production, net of allowed deductions. The royalty rate is dependent in part on prescribed reference prices, well productivity, geographical locations, recovery methods, as well as type and quality of the hydrocarbon produced. For pre-payout oil and natural gas projects, the regulations prescribe lower royalty rates for oil and natural gas projects until allowable incentive programs have been depleted and capital costs have been recovered. The calculation for wells post payout is based on a percentage of production net of allowed deductions and varies with commodity price. The Province of British Columbia introduced a new oil and gas royalty framework which will take effect September 1, 2024. The new framework is based on revenue-minus-cost royalty system with price-sensitive royalty rates designed to reflect the value of the resource and achieve a return of 50 percent of profits after production cost are accounted for. New wells will pay a flat royalty rate of five percent until the capital spent on drilling and completions is recovered, then they will move to a price-sensitive royalty rate (between five percent and 40 percent). The specific range of price sensitivity varies by commodity type.

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

In 2019, the Canadian government implemented a new environmental assessment framework in Canada under Bill C‑69, the Federal Impact Assessment Act, which may impact the way large energy projects are approved. Though the Company does not typically own, operate, permit or construct projects which fall under the scope of the Impact Assessment Act, some of the Company’s business may rely on these projects owned, operated, permitted and constructed by others. Subsequently, in October of 2023, the Supreme Court of Canada ruled that many parts of the Impact Assessment Act and subsequent regulations were unconstitutional and overreaching. The Supreme Court decided that a province, not the federal parliament, decides when such developments are in the public interest. The federal parliament does not have a veto over provincially regulated activities, including developments within a province related to conventional oil and gas, oilsands (mining and in-situ), hard rock mining, coal and other similar non-renewable resource developments. The Canadian government is currently working on amendments to the Impact Assessment Act to account for the Supreme Court of Canada decision.

A historic Supreme Court of British Columbia decision in mid-2021 which declared, among other things, that the province of British Columbia has unjustifiably infringed on the rights of the Blueberry River First Nation (“BRFN”) by permitting the cumulative impacts of industrial development (activities which include forestry, mining, oil and natural gas, agriculture, land clearing, hydroelectric infrastructure, roads and other industrial developments) to diminish the BRFN’s ability to meaningfully exercise its treaty rights within an area comprising approximately 9,400,000 acres in northeast British Columbia. This has impacted regulatory processes and timelines for natural resource development in northeast British Columbia, however the province of British Columbia subsequently reached agreements with BRFN and five other Treaty 8 First Nations in early 2023 which have improved permitting outcomes in the region. These agreements were negotiated to advance a collaborative approach to land and resource planning and the province has indicated that agreements with the remaining two Treaty 8 First Nations are moving towards a resolution. The agreements will transform how the province and First Nations steward land, water and resources together, and address cumulative effects in BRFN’s Claim Area through restoration measures to heal the land, establish new areas protected from industrial development, and constrain development activities while a new long-term cumulative effects management regime is implemented. More importantly, the new development constraints are land disturbance focused and are not intended to cap or constrain production. The new requirements do not apply to existing production, to private lands, or to lands outside of the claim area identified in the court case. However, authorizations on private lands will be subject to an enhanced Indigenous consultation process. Ovintiv’s landholdings in Montney that are located in northeast British Columbia are within the ‘Blueberry Claim Area’ subject to the agreement, however, the majority of the Company’s current land holdings and operations are on private land. While it is not anticipated the new agreements will materially impact the Company’s development plans in Montney, final details of the agreements have yet to be released. Should the agreements impose new, onerous approval requirements, the Company may be unable to conduct exploration and development activities on a portion of its landholdings in Montney that are located within northeast British Columbia.

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

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of the Company’s activities in a particular area. Further, certain environmental and occupational health and safety laws and regulations contain citizen suit provisions which allow private parties, including environmental organizations, to directly sue alleged violators or government agencies to enforce applicable requirements. To address climate change, the United States, Canada, and other signatories to the Paris Agreement and the Glasgow Climate Pact have agreed to voluntary and non-binding commitments to limit GHG emissions and fossil fuel subsidies. In June 2021, Canada passed the Net-Zero Emissions Accountability Act, which formally establishes the country’s 2050 net-zero emissions target. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, the U.S. Environmental Protection Agency (the “EPA”) has determined that GHG emissions present a danger to public health and the environment and has promulgated regulations to address methane and volatile organic compound emissions from oil and natural gas sources. Although environmental requirements have a substantial impact upon the energy industry as a whole, Ovintiv does not believe that these requirements affect the Company differently, to any material degree, as compared to other companies in the oil and natural gas industry. For further information regarding regulations relating to environmental protection, see Item 1A. Risk Factors of this Annual Report on Form 10-K.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers are set out in the table below:

Name	Age (1)	Years Served as Executive Officer	Corporate Office

Brendan M. McCracken	48	5	President & Chief Executive Officer
Corey D. Code	50	5	Executive Vice-President & Chief Financial Officer
Meghan N. Eilers	42	2	Executive Vice-President, General Counsel & Corporate Secretary
Gregory D. Givens	50	5	Executive Vice-President & Chief Operating Officer
Rachel M. Moore	52	4	Executive Vice-President, Corporate Services
Renee E. Zemljak	59	14	Executive Vice-President, Midstream, Marketing & Fundamentals

(1)
As of February 16, 2024.

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
•
A pandemic, epidemic or other widespread outbreak of an infectious disease could materially and adversely affect the operation of our business.
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
•
We are subject to risks and uncertainties arising out of government, investor and consumer action in response to concerns over climate change and the transition to a lower-carbon economy that could reduce demand for the oil, NGLs and natural gas we produce; increase our operating costs; and limit the areas in which we may explore for, develop, and produce oil, NGLs and natural gas.
•
Estimates used in various scenario planning analyses could differ materially from actual results as the policy and regulatory environment evolves.
•
Enhanced scrutiny on sustainability matters could have an adverse effect on our operations.

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
•
the economic and financial impact of epidemics or other public health issues;
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

A pandemic, epidemic or other widespread outbreak of an infectious disease, could materially and adversely affect the operation of our business.

Global or national health concerns, including a pandemic, epidemic or other widespread outbreak of an infectious disease, can, among other impacts, negatively impact the global economy and business prospects, reduce demand for crude oil, NGLs and natural gas, increase volatility in commodity prices, lead to operational disruptions and limit our ability to execute on our business plan, any of which could reduce our spending and operating plans, reduce the value and amount of our oil, NGLs or natural gas reserves and production, cause substantial fluctuations in our stock price and credit ratings, or otherwise materially and adversely affect our business, financial condition, results of operations, and access to liquidity. Furthermore, uncertainty regarding the impact of any outbreak of contagious disease could also lead to substantial fluctuations in currency exchange rates, inflation rates and interest rates, increased counterparty credit and performance risk, and reduced levels of general investing and consumption.

A pandemic, epidemic or other widespread outbreak of an infectious disease, and resulting restrictive measures implemented by governments in the jurisdictions in which we operate, could in the future prevent our employees, contractors or suppliers from accessing our properties or performing critical services. Such measures may include limitations or prohibitions on cross-border travel, restrictions on large gatherings, stay-at-home orders, vaccine mandates and mandatory closures of “non-essential” businesses which could remain in place for an extended period of time. While the full impact of a pandemic, epidemic or other widespread outbreak of an infectious disease is inherently uncertain, the ultimate impact depends on several factors, including the location, severity, and contagiousness, the effectiveness and adoption rate of vaccines, the emergence of variant mutations and the effectiveness of mitigation actions taken by governmental authorities.

For example, the novel coronavirus global pandemic, known as COVID-19, had a material adverse impact on our business, financial condition and results of operations in 2020. Any resurgence of the COVID-19 pandemic, and threat of new and different strains of the virus and their severity, could again cause disruption of global supply chains, increase volatility in the financial markets and commodity markets, and have the effect of heightening the other risks described herein.

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
•
technology failures or cyber attacks; and
•
accidents.

In addition, part of our corporate strategy is focused on a limited number of high-quality assets which results in a concentration of development capital and production. Some of the foregoing risks may be magnified due to the concentrated nature of our development activities and may result in a relatively greater impact on our financial condition and results of operations compared to other companies that may have more geographically diversified operations. Any material delays in a project or project cost overruns could result in delayed revenues and some projects becoming uneconomic, each of which could have a material and adverse effect on our business, financial condition and results of operations.

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
•
adverse weather conditions, such as severe heat or cold, wildfire, flooding, tornados and other natural disasters;
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
•
the anticipated growth opportunities, cost savings and synergies from combining the acquired businesses and operations;
•
the ability to integrate operations and internal controls, including those related to financial reporting, disclosure and cybersecurity and data protection;
•
the effect on our liquidity or financial leverage when using available cash or debt to finance the acquisition or from the amount of debt assumed as part of the acquisition;
•
the diversion of management’s attention from other business concerns; and
•
the inability to hire, train or retain qualified personnel to manage and operate the acquired assets or business.

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

We are exposed to certain risks associated with our customers, contractual counterparties and lenders. These risks include (a) credit risks associated with (i) customers who purchase our oil, NGLs and natural gas production, (ii) the collection of receivables from our joint interest partners for their proportionate share of expenditures made on projects we operate, and (iii) counterparties to our derivative financial contracts; (b) performance risks associated with the non-delivery, or delayed delivery, of contracted products or services, including the transportation and processing of our oil, NGLs and natural gas production; and (c) liquidity risk in the event one or more lenders under our existing credit facilities are unable to perform their funding obligations. We utilize a variety of mechanisms to limit our exposure to these and similar risks, including requiring guarantees, letters of credit, credit insurance or prepayments under certain conditions. Despite these mechanisms, in the event a customer, contractual counterparty or lender fails to satisfy their obligations, our business, financial condition and results of operations could be materially and adversely affected.

We retain certain indemnification obligations related to our corporate reorganization in November of 2009.

As part of our November 2009 corporate reorganization that split our predecessor, Encana Corporation (“Encana”), into two independent publicly traded energy companies, Encana and Cenovus Energy Inc. (“Cenovus”), Encana and Cenovus each agreed to indemnify the other for certain liabilities and obligations associated with, among other things, in the case of Encana’s indemnity, the business and assets retained by Encana, and in the case of Cenovus’s indemnity, the business and assets transferred to Cenovus. We are unable to predict whether we will be required to indemnify, or seek indemnity from, Cenovus for any obligations and the magnitude of such obligations. Any indemnification claims against us pursuant to the various agreements entered with Cenovus, or our failure to obtain indemnity from Cenovus for any claims we may hold, could have a material and adverse effect on our business, financial condition and results of operations.

We may be unable to dispose of certain assets and may be required to retain liabilities for certain matters.

We may identify certain assets for disposition, the proceeds of which could reduce the amount of our existing indebtedness and/or increase the amount of capital available for other business purposes, including shareholder returns and acquisitions. Various factors could materially affect our ability to dispose of the identified assets or complete any announced transactions, including commodity price volatility; the availability of counterparties willing to acquire oil and natural gas assets at prices and on terms acceptable to us; approval by our Board of Directors; associated asset retirement obligations; due diligence; general market conditions; the assignability of any associated contract, joint venture, partnership or other arrangements; and required stock exchange, governmental or third-party approvals. These factors may also reduce the value of our assets or the proceeds of any asset disposition.

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

Indigenous peoples have claimed indigenous treaty, title and other rights in respect of areas within the United States and Canada. The legal basis of an indigenous land claim is a matter of considerable legal complexity and we cannot predict the impact of such a claim, or the possible effects of a settlement of such claim, with any degree of certainty. In addition, no assurance can be given that any recognition of indigenous rights or claims whether by way of a negotiated settlement or by judicial pronouncement (or through the grant of an injunction prohibiting exploration, development or production activities pending resolution of any such claim) would not delay or even prevent our exploration, development and production activities. If a material claim were to arise and be successful, such claim could have a material and adverse effect on our business, financial condition and results of operations. In addition, the process of addressing such claim, regardless of the outcome, could be expensive and time consuming and could result in delays which could have a material and adverse effect on our business, financial condition and results of operations. For more information on the BRFN case refer to “Regulatory Matters” under Items 1 and 2 of this Annual Report on Form 10-K.

In addition to the foregoing, we may become subject to various laws and regulations that apply to operators and other parties operating within the boundaries of Indian reservations in the United States. These laws and regulations may result in the imposition of certain fees, taxes, environmental standards, lease conditions or requirements to employ specified contractors or service providers. Any one of these requirements, or any delay in obtaining the approvals or permits necessary to operate within the boundaries of Indian reservations or tribal lands, could adversely impact our operations and ability to explore, develop and produce new properties.

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

Emissions - Greenhouse gases (which include, among other things, methane, carbon dioxide, nitrous oxide and various fluorinated gases; “GHGs”) are typically emitted throughout all phases of the oil and natural gas supply chain, including production, transportation, processing, refining and storage operations. Additionally, although beyond our control, end user consumption of oil and natural gas in activities such as power generation and motorized transportation also results in GHG emissions. In the United States, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted Environmental Regulations that, among other things, restrict GHG emissions and require the monitoring and annual reporting of GHG emissions from specified sources. For example, in December 2023, the EPA announced its intent to finalize New Source Performance Standard Subpart OOOOb, which will impose more stringent methane and volatile organic compound emission standards for new, modified or reconstructed sources in the oil and natural gas industry. The EPA also finalized New Source Performance Standard Subpart OOOOc, which create, for the first-time, emission guidelines for existing oil and natural gas sources that would be included in individual states’ implementation plans. These Subpart OOOOb and OOOOc standards expand upon previously issued New Source Performance Standards, Subpart OOOO and Subpart OOOOa published by the EPA in 2012 and 2016, respectively. Furthermore, in November 2022, the BLM proposed regulations limiting the waste of natural gas from venting, flaring and leaks during operations on existing and new federal and tribal leases. In addition, in August 2022, President Biden signed the IRA creating a first-ever, phased-in methane fee that applies to certain oil and gas facilities. The methane fee commences in reporting year 2024. The proposed implementing regulations were published for public comment in January 2024. Policy makers at both the federal and state levels continue to propose more stringent Environmental Regulations designed to further limit GHG and other air emissions. Many state officials have stated their intent to intensify efforts to regulate GHG and other air emissions, including methane, from the oil and natural gas industry and it is anticipated that the Biden Administration will propose additional Environmental Regulations that may impose new costs on the oil and natural gas industry in an effort to accelerate reductions of GHG and other air emissions from both the production and consumption of energy.

In December 2023, the Government of Canada published draft amendments to the federal regulations respecting reduction in the release of methane and certain volatile organic compounds concerning the upstream oil and gas sector. If implemented, the amendments would require the oil and gas sector to achieve a 75 percent reduction in methane emissions from 2012 levels by 2030. The draft amendments would, among other things, prohibit flaring and venting with limited exceptions, require high levels of equipment efficiency and require annual inspections for non-producing wells. Alberta and British Columbia have equivalency agreements in place with the Government of Canada, such that the current federal methane regulations generally do not apply in these provinces. However, in the event that the draft amendments are passed, regulatory changes in Alberta and British Columbia may be required to maintain equivalency. The comment period for the draft amendments is open until mid-February 2024. Publication of the finalized amendments is expected in late 2024 and new requirements would come into force between 2027 and 2030. In

December 2023, the Government of Canada announced plans to implement a national emissions cap-and-trade system for GHG emissions from the oil and gas sector through regulations to be made under the Canadian Environmental Protection Act, 1999 ("CEPA"). The cap-and-trade system is expected to be phased in between 2026 and 2030 and apply to, among other things, all direct GHG emissions from upstream oil and gas facilities, while also accounting for indirect emissions and emissions that are captured and permanently stored. It is currently proposed that the 2030 emissions cap (which will inform the number of emission allowances issued to regulated facilities) will be set at 35 percent to 38 percent below 2019 emission levels. The regulatory framework published in December 2023 is open for comment until February 2024. The Government of Canada has stated it intends to publish draft regulations for the cap-and-trade system for further comment in mid-2024.

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

In British Columbia, the government released a series of GHG reduction intention papers that target methane emissions, carbon pricing mechanisms, permitting of new infrastructure and mechanisms to cap future emissions. These proposed mechanisms include: an oil and gas sector emissions cap to achieve a 33-38 percent reduction in emissions below 2007 levels by 2030; the requirement for all new, large industrial facilities to achieve net-zero emissions by 2050 (2030 for LNG projects) showing how they align with interim 2030 and 2040; and, a new Output Based Pricing System for large industrial emitters to ensure equivalency with the federal carbon pricing regime. Implementation will likely take effect on April 1, 2024. While Ovintiv’s proactive approach to electrification in our Montney operations will shelter its exposure to the Output-Based Pricing System, there is the potential for additional burden associated with the other proposed policy items.

The U.S. and Canadian federal governments, along with several provincial and state governments, have also announced intentions to adhere to certain international protocols regarding GHG emissions and regulate GHGs and certain air pollutants. In addition to federal action, many state and provincial officials have stated their intent to intensify efforts to regulate GHG emissions, including methane, from the oil and natural gas industry. These governments are currently developing and/or implementing regulatory and policy frameworks to deliver on their announcements. For example, effective February 19, 2021, the United States officially rejoined the Paris Agreement, an international accord to address climate change through voluntary and non-binding commitments to reduce GHG emissions by signatory nations. Pursuant to its pledge under the Paris Agreement, the United States has committed to reducing its net GHG emissions by 50-52 percent below 2005 levels by 2030. In Canada, the Government of Canada (a) has committed to cutting Canada’s net GHG emissions by 40-45 percent below 2005 levels by 2030 in accordance with its pledge under the Paris Agreement; (b) is gradually raising the federal carbon tax to C$170/tonne CO2e by 2030; and (c) has announced its intention to impose a hard cap on GHG emissions from the oil and natural gas industry, seek to reduce methane emissions from the oil and natural gas industry by 75 percent below 2012 levels by 2030 and ensure GHG emission reductions are on a pace and scale sufficient to reach net-zero by 2050. In November 2021, the Unites States, Canada, and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30 percent by 2030, and cooperating toward the advancement of the development of clean energy. Similar regulatory and policy framework efforts were committed to at the 2023 UN Climate Change Conference (COP28) in late 2023. We actively participate in certain provincial industrial emission programs offered by both Alberta and British Columbia that allow for the generation of offsets and other rebates to incentivize emission reduction projects and mitigate carbon tax costs. We expect to continue to be able to utilize these provincial programs in the future to migrate our carbon tax costs.

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

The cost and effects of complying with existing and emerging Environmental Regulations (including those with respect to emissions, hydraulic fracturing operations and seismic activity) and proposed carbon taxes are not currently anticipated to be material to our operations, however federal, state, provincial and local regulations and programs are either under development or in the early stages of implementation and we are unable to accurately predict the total future impact of such regulations and programs. Increased Environmental Regulations and/or carbon taxes could (a) materially increase our cost of compliance and other operating costs; and/or (b) impede or prevent development of our oil, NGLs and natural gas assets, reducing (i) the amount of oil, NGLs and natural gas we are ultimately able to produce from our reserves and (ii) our overall quantity of oil, NGLs and natural gas reserves. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks and uncertainties arising out of government, investor and consumer action in response to concerns over climate change and the transition to a lower-carbon economy that could reduce demand for the oil, NGLs and natural gas we produce; increase our operating costs; and limit the areas in which we may explore for, develop, and produce oil, NGLs and natural gas.

Policy and Legal Risks - Policy risks include actions seeking to address concerns over climate change, such as the enactment of climate change-related regulations, policies and initiatives addressing alternative energy requirements, new fuel consumption standards, energy conservation and emissions reductions measures or responsible energy development, among other measures that seek to promote adaptation to climate change or lessen activities that contribute to adverse effects of climate change. Internationally this has resulted in existing and pending international agreements to reduce GHG emissions globally, while in Canada and the United States, this has resulted in both national, regional and local legislation and regulatory programs. For example, on January 27, 2021, President Biden issued Executive Order 14008 entitled “Tackling the Climate Crisis at Home and Abroad,” directing the heads of various federal agencies, to the extent consistent with applicable law and in consultation with other agencies and stakeholders, to, among other things, (a) assess climate related risks to federal agencies; (b) pause the issuance of new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and natural gas permitting and leasing practices; (c) achieve a carbon-pollution free electricity sector by 2035; (d) procure clean and zero-emission vehicles for federal, state, local and tribal government fleets; and (e) identify and eliminate federal fossil fuel subsidies. On August 16, 2022, President Biden signed into law the IRA which contains tax inducements and other provisions that incentivize investment, development, and deployment of alternative energy sources and technologies, which could increase operating costs within the oil and gas industry and accelerate alternative energy technologies. Additionally, an increasing number of states, local municipalities and other groups have made claims in federal and state courts against oil and natural gas companies, including Ovintiv, alleging that GHG emissions from oil and natural gas produced by such companies has contributed, and continues to contribute, to climate change. These allegations have included claims of public and private nuisance, trespass, negligence, strict liability and civil conspiracy.

Market Risks - Shifts in supply and demand for certain commodities, including oil and gas (as well as products dependent on oil and gas) due to concerns over climate change could affect markets. Lower demand for oil and gas production or products that use oil and gas as fuel or increased demand for lower-emission products and services could result in lower prices and lower revenues. Market risk may also take the form of limited access to capital as some in the investment community (including, among others, shareholders, bondholders, institutional lenders, investment advisors, pension and sovereign wealth funds and endowments) have also become increasing concerned with the causes of climate change and the role oil and natural gas companies play in any of its purported effects. This has led some in the investment community to shift all or part of their investment or funding allocations away from the oil and natural gas industry and others to modify the terms upon which funding is made available to the oil and natural gas industry. In other instances, it has led shareholders to initiate lawsuits against the directors and management of oil and natural gas companies and/or bring shareholder proposals demanding that oil and natural gas companies increase climate disclosure; change business practices or operations; or appoint new board representation.

Reputation Risk - Public attention to issues concerning the existence and extent of climate change, and the role of human activity in it, continues to increase, with the oil and natural gas industry receiving heightened scrutiny regarding GHG emissions. These changing perceptions could lower demand for our oil and gas production, resulting in lower prices and lower revenues as consumers avoid carbon-intensive industries and could also pressure banks and investment managers to shift investments and reduce lending as described above.

Technology Risk - The development and deployment of alternative energy sources and emerging technologies in renewable energy, battery storage and energy efficiency could lower demand for oil and gas, potentially resulting in decreased revenues within the oil and gas industry and accelerate alternative energy technology.

Physical Risk - Adverse weather conditions such as severe heat or cold, flooding, tornados and other natural disasters could affect our operations. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. Potential adverse effects could include disruption of our and our customers’ operations, including, for example, damages to our facilities from winds or floods, increases in our costs of operation, or reductions in the efficiency of our operations, impacts on our personnel, supply chain, or distribution chain, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Any of these events could have an adverse effect on our assets and operations.

If initiatives and actions brought by private parties or additional governmental regulations with respect to climate change intensify, we could experience (a) a reduction in demand for the oil and natural gas we produce and sell; (b) a material increase in our cost of compliance and other operating costs; (c) constraints around developing our oil and natural gas assets, reducing (i) the amount of oil, NGLs and natural gas we are ultimately able to produce from our reserves and (ii) our overall quantity of oil, NGLs and natural gas reserves; (d) limitations on our ability to access capital markets and raise capital on satisfactory terms, or at all; and (e) potential for costly and time consuming litigation. While we are unable to accurately assess the probability and impact of potential climate change regulations, initiatives and actions, the occurrence of any one or more of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Estimates used in various scenario planning analyses could differ materially from actual results as the policy and regulatory environment evolves.

Since 2021, we have disclosed scenario planning analysis in alignment with recommendations of the Financial Stability Board’s Taskforce on Climate-related Financial Disclosures (“TCFD”). This expanded climate-focused scenario planning framework included forecasts of future demand and pricing in energy markets, as well as changes in government regulations and policy. Given the dynamic nature of the Company’s business, the Company performs scenario analyses with five-year time horizons. When analyzing longer-term TCFD scenarios, we rely on external analysis for demand scenarios, carbon pricing, and comparison-pricing scenarios, which are then compared to our internally prepared base-case pricing analysis. Given the numerous estimates that are required to run these scenarios, our estimates could differ materially from actual results. Additionally, the scenario analyses we currently perform may not be comparable to scenario analyses performed by our peers or frameworks established as a result of any future regulatory requirements. By electing to set and share publicly these metrics in our sustainability report and our commitment to expand upon its disclosures, our business may also face increased scrutiny related to sustainability initiatives.

Enhanced scrutiny on sustainability matters could have an adverse effect on our operations.

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

Enhanced scrutiny on sustainability matters related to, among other things, concerns raised by advocacy groups about climate change, hydraulic fracturing, waste disposal, oil spills, and explosions of natural gas transmission pipelines may lead to increased regulatory scrutiny, which may, in turn, lead to new state, provincial and federal safety and environmental laws, regulations, guidelines, and enforcement interpretations. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens, increased risk of litigation, and adverse impacts on our access to capital. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance, and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits we require to conduct our operations to be withheld, delayed, or burdened by requirements that restrict our ability to profitably conduct our business.

We may face increased scrutiny from the investment community, other stakeholders and the media related to our emissions goals and strategies. As a result, we could damage our reputation if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these metrics, expanding our disclosures, or our failure or perceived failure to meet such metrics or disclosures could adversely affect our business, financial performance, and growth. If our emissions goals and strategies to achieve them do not meet evolving investor or other stakeholder expectations or standards, our reputation, ability to attract and retain employees and attractiveness as an investment, business partner or acquirer could be negatively impacted. Additionally, concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements for climate-related disclosures such as the SEC’s proposed climate-related disclosure rule, which could increase our compliance burden and costs. Our failure or perceived failure to fulfill emissions goals and targets, to comply with ethical or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters effectively could have the same negative impacts and further expose us to government enforcement actions and private litigation. Even if we achieve our goals, targets and objectives, we may not realize all of the benefits that were expected at the time the goals were established.

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

As of December 31, 2023, we had outstanding long-term unsecured senior notes of $5,476 million, $270 million in outstanding commercial paper and $14 million drawn on its revolving credit facilities. The terms of our various financing arrangements, including but not limited to the indentures relating to our outstanding senior notes and the credit agreements relating to our revolving credit facilities, impose restrictions on our ability to take a number of actions that we may otherwise desire to take, including incurring additional debt (including guarantees of indebtedness) and selling or creating liens on certain assets.

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

Although we currently intend to return capital to shareholders in the form of (a) a base quarterly cash dividend; (b) variable cash dividends; and/or (c) repurchases of our outstanding common stock (commonly known as share buybacks), the amount and timing of these returns of capital to shareholders may vary from time to time. The decision whether to return capital to shareholders, as well as the timing and amount of any return of capital to shareholders, is subject to the discretion of the Board of Directors, which regularly evaluates our proposed capital returns to shareholders and the requirements, if any, under Delaware General Corporation Law (“DGCL”). Additionally, in the case of share buybacks, we may be limited in our ability to repurchase shares of our common stock by various governmental laws, rules and regulations which prevent us from purchasing our common stock during periods when we are in possession of material non-public information. Our repurchases may also be impacted by a one percent excise tax on corporate stock repurchases under the IRA. The level of dividends per share of common stock will also be affected by the number of outstanding shares of common stock and other securities that may be entitled to receive cash dividends or other payments.

The amount of cash available to return to shareholders, if any, can vary significantly from period to period for a number of reasons, including, among other things: our operational and financial performance; fluctuations in the costs to produce oil, NGLs and natural gas; the amount of cash required or retained for debt service or repayment; amounts required to fund capital expenditures and working capital requirements; our ability to access capital markets; foreign currency exchange rates and interest rates; any agreements relating to our indebtedness that restrict our ability to return capital to shareholders and the other risks set forth in this Item 1A. Risk Factors of this Annual Report on Form 10‑K. The trading price of our securities, including our common stock, may deteriorate if we are unable to meet investor expectations with respect to the timing and amount of capital returns to shareholders, and such deterioration may be material.

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

From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. and Canadian tax laws and regulations, including those specifically applicable to the oil and natural gas industry (such as the intangible drilling and development costs deduction under U.S. federal income tax law). On August 16, 2022, the IRA was signed into law. The IRA introduced a new 15 percent corporate alternative minimum tax (“CAMT”), effective for tax years beginning after December 31, 2022 on corporations with average adjusted financial statement income over $1 billion for any 3-year period preceding the tax year. Based on available guidance, the Company does not exceed the $1 billion threshold to be subject to the CAMT in 2023 but anticipates it will be subject to the CAMT in 2024. While we are unable to predict the timing, scope and effect of any proposed or enacted tax law changes, elimination of certain tax deductions, as well as any other changes to, or the imposition of new, federal, state or local U.S. or Canadian taxes (including the imposition of, or increases in, production, severance or similar taxes), could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor and assess any proposed or enacted tax law changes to determine the impact on our business, financial condition and results of operations and take appropriate actions, where necessary.

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

The oil and natural gas industry is highly competitive. Many of our competitors, including major integrated and independent oil and natural gas companies, as well as national oil companies, are larger and have substantially greater resources at their disposal than we do and may have a competitive advantage when responding to factors that affect demand and prices for oil, NGLs and natural gas. We compete with these companies in the development and also acquisition of oil and natural gas leases and other properties. Such competition can significantly increase costs and affect the availability of resources, which could provide our larger competitors a competitive advantage when acquiring equipment, leases and other properties.

We also compete with these companies for the personnel, including petroleum engineers, geologists, geophysicists and other key personnel, required to both (a) find, acquire, develop and operate our properties and (b) market our oil, NGLs and natural gas production. The experience, knowledge and contributions of our existing management team and directors to our immediate and near-term operations is of central importance for the foreseeable future. As such, the unexpected loss of services from, or retirement of any, of our key operations or management personnel could have a material adverse effect on our business and results of operation. To help attract, retain, and motivate qualified employees, we deliver competitive base salaries and benefits and reward short and long-term performance through the grant of an annual cash bonus and LTI awards. Sustained declines in our stock price, or lower stock price performance relative to competitors, can reduce the retention value of our LTI awards, which can impact the competitiveness of our compensation. The competition for qualified personnel in the oil and natural gas industry means there can be no assurance that we will be able to attract and retain key personnel with the required specialized skills necessary for our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Governance

Board of Directors

Ovintiv’s Board of Directors is responsible for the oversight of the Company’s enterprise risk management processes, and the Board’s committees help discharge this responsibility by managing issues under their purview. The Board has delegated the primary responsibility to oversee and monitor cybersecurity risks to the Audit Committee and the Audit Committee has direct oversight, and regularly reviews, the Company’s cybersecurity risks and related mitigations. The Audit Committee receives periodic updates from the Company’s Vice-President and Chief Information Officer (the “CIO”) concerning a wide range of topics, including risks from cybersecurity threats, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. As part of the enterprise risk management process, the Audit Committee provides regular updates to the full Board on the risk categories for which it is responsible, which includes cybersecurity. The Company has processes by which certain cybersecurity incidents are escalated and where appropriate, reported in a timely manner to the Audit Committee and the Board.

Management

The Company’s Cybersecurity Group coordinates with business and legal functions to assess and manage the Company’s risks from cybersecurity threats, including those relating to information systems owned or operated by third parties that are used by the Company. The Cybersecurity Group is led by the Director, Cybersecurity & Compliance (the “Cybersecurity Director”). The Cybersecurity Director has extensive cybersecurity knowledge and skills gained from over 30 years of relevant work experience. The Cybersecurity Director is a Certified Information Systems Auditor, Chartered Professional Accountant and a Certified Fraud Examiner.

The Cybersecurity Group designs and implements the Company’s administrative and technical controls against risks from cybersecurity threats. The Cybersecurity Group also maintains the Company’s policies that prescribe procedures and standards for assessing, identifying and managing cybersecurity threats, which includes the Company’s Cybersecurity Incident Response Program. The Company’s Internal Audit Group conducts periodic independent audits of the Company’s cybersecurity procedures, systems, and controls, and also provides independent oversight into the engagement of cybersecurity resources.

The Cybersecurity Group reports to the CIO, who reports to the Executive Vice-President, Corporate Services. The CIO is responsible for overseeing the Company’s information technology, enterprise data, and cybersecurity, and, in conjunction with executive leadership, regularly reviews risk management measures implemented by the Company to identify and mitigate cybersecurity risk. The CIO receives reports from the Cybersecurity Group regarding cybersecurity matters on an ongoing basis and administers the Company’s Cybersecurity Incident Response Program. The CIO is primarily responsible for reporting cybersecurity matters, including cybersecurity incidents, to executive leadership and the Audit Committee. The CIO has 29 years of relevant information technology work experience with nine years of cybersecurity oversight at the Company and elsewhere.

Risk Management and Strategy

Ovintiv’s risk management strategy includes identifying risks, and developing and implementing risk management practices that include mitigation activities, systems, controls and business continuity plans for specific risks, which are aligned with, and complementary to, Ovintiv’s corporate risk management policy. The identification, analysis and mitigation strategy of cybersecurity risk is incorporated into the Company’s risk practices and is a component of an internal Risk Network that is comprised of senior leadership responsible for understanding and reporting each of Ovintiv’s entity-level risks.

Our cybersecurity program is aligned with the NIST Cybersecurity Framework and is designed to assess, identify, and manage material risks from cybersecurity threats, and protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of, the Company. The Company maintains an Information

Management Policy, which applies to both employees and third-party service providers, for the protection of the Company’s information. Our information systems are monitored by automated tools and the Cybersecurity Group. The Cybersecurity Group conducts an initial assessment of cybersecurity incidents and determines whether escalation is warranted. The Company’s Cybersecurity Incident Response Program (“CIRP”) provides guidelines to assist the Company in identifying and mitigating cyber risk effectively and efficiently, and sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping executive leadership and other key stakeholders informed and involved as appropriate. The Company has implemented an incident response team and incident assessment team that includes internal leadership representatives from the executive, information technology, operational, legal, and corporate teams, as well as third-party experts as appropriate. Our processes and procedures also encompass oversight and identification of risks from cybersecurity threats associated with our use of third-party service providers, which includes engagement of a managed security service provider that performs a security review and ongoing monitoring of our third-party service providers.

The cybersecurity program, including the CIRP, undergoes periodic internal and external review. The Company engages qualified external auditors and cybersecurity risk assessors to provide independent assessments of our cybersecurity program and response preparedness along with reviews and audits by the Company’s Internal Audit Group. The Company conducts annual internal training for employees, and internal and external teams, including the Cybersecurity Group, as well as periodic penetration testing, red teaming, tabletop exercises and phishing drills. The results of these tests are measured and assessed for potential improvements.

The Company is not aware of having experienced any risks from cybersecurity threats or incidents through the date of this Annual Report on Form 10-K that have materially affected or are reasonably likely to materially affect the Company, its business strategy, results of operation or financial condition. This does not guarantee that future incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact.

Additional information on cybersecurity risks we face is discussed in Item 1A. Risk Factors of this Annual Report on Form 10-K, which should be read in conjunction with the foregoing information.

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

In July 2020, the Company received a Notice of Violation (“NOV”) from the EPA and the Utah Department of Environmental Quality, Division of Air Quality (“UDAQ”). The NOV alleges violations under the federal Clean Air Act, the State of Utah’s State Implementation Plan, and the State of Utah’s air quality regulations for the oil and natural gas industry, at certain of the Company facilities located in the Uinta Basin. The Company has exchanged information with the EPA and UDAQ and is engaged in discussions aimed at resolving the allegations. Resolution of the matter may result in monetary sanctions of more than $300,000.

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

Shareholders

The Company is authorized to issue up to 775,000,000 shares of stock consisting of: (a) 750,000,000 shares of common stock, par value $0.01 per share, and (b) 25,000,000 shares of preferred stock, par value $0.01 per share. As of February 16, 2024, there were 269,515,124 shares of common stock outstanding held by 4,953 shareholders of record, and no shares of preferred stock outstanding.

Capital Return Information

In 2023, the Company paid a quarterly dividend of $0.25 per share of common stock for the first quarter and $0.30 per share of common stock for each of the second, third and fourth quarters (2022: $0.20 per share of common stock for the first quarter and $0.25 per share of common stock for each of the second, third and fourth quarters) and $1.15 per share of common stock annually (2022: $0.95 per share of common stock annually). On February 27, 2024 the Board of Directors declared a dividend of $0.30 per share of Ovintiv common stock payable on March 28, 2024 to common shareholders of record as of March 15, 2024. The Company typically pays dividends quarterly to shareholders of record as of the 15th day (or the previous business day) of the last month of each calendar quarter, with the last business day of the same month being the corresponding payment date; however, the timing and amount of dividends, if any, is subject to the discretion of the Board of Directors.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PERSONS

On September 26, 2023, Ovintiv announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 26.7 million shares of common stock pursuant to a NCIB over a 12-month period from October 3, 2023 to October 2, 2024. The number of shares of common stock authorized for purchase represents approximately 10 percent of Ovintiv's issued and outstanding shares of common stock as of such time.

During the three months ended December 31, 2023, the Company purchased approximately 1.2 million shares of common stock for total consideration of approximately $53 million at an average price of $44.00 per share. The following table presents the shares of common stock purchased during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2023	-	$-	-	26,734,819
November 1 to November 30, 2023	1,204,545	44.00	1,204,545	25,530,274
December 1 to December 31, 2023	-	-	-	25,530,274
Total	1,204,545	$44.00	1,204,545	25,530,274

(1)
For the three months ended December 31, 2023, no shares of common stock were repurchased through our broker in accordance with a Rule 10b5‑1 compliant plan initially adopted by the Company on September 30, 2021.
(2)
Includes commissions but excludes excise taxes.

In the first quarter of 2022, Ovintiv obtained an exemption order (the “NCIB Exemption”) from the Alberta Securities Commission and the Ontario Securities Commission, which permits Ovintiv to make repurchases (the “Proposed Bids”), under its current and any future normal course issuer bids, through the facilities of the NYSE and other U.S.-based trading systems (collectively, “U.S. Markets”), in excess of the maximum allowable purchases under applicable Canadian securities laws. The NCIB Exemption applies to any Proposed Bid commenced within 36 months of the date of the exemption order and is subject to several other conditions, including that Ovintiv remain a U.S. and SEC foreign issuer under applicable Canadian securities laws. The purchases of common stock under a Proposed Bid must also be made in compliance with other applicable Canadian securities laws and applicable U.S. rules. Additionally, the NCIB Exemption imposes restrictions on the number of shares of common stock that may be acquired under the exemption, including that: (a) Ovintiv may not acquire common stock in reliance upon the exemption under subsection 4.8(3) of Canadian National Instrument 62-104 – Take-Over Bids and Issuer Bids (“NI 62-104”) from the requirements applicable to issuer bids (the “Other Published Markets Exemption”) if the aggregate number of shares of common stock purchased by Ovintiv, and any person or company acting jointly or in concert with Ovintiv, in reliance on the NCIB Exemption and the Other Published Markets Exemption within any period of 12 months exceeds 5 percent of the outstanding common stock on the first day of such 12-month period; and (b) the aggregate number of shares of common stock purchased pursuant to a Proposed Bid in reliance on the NCIB Exemption, exempt issuer bid purchases made in the normal course through the facilities of the TSX, and the Other Published Markets Exemption does not exceed, over the 12-month period of its current NCIB, 10 percent of Ovintiv’s public float. As a result, the NCIB Exemption effectively allows Ovintiv to purchase up to 10 percent of its public float on U.S. Markets under its NCIB. Without the NCIB Exemption this amount would be limited to 5 percent of Ovintiv’s outstanding common stock within a 12-month period under applicable Canadian securities law.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

None.

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative five-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the S&P 400 and the SPDR Oil & Gas Exploration & Production ETF (“XOP U.S. Equity”). The graph was prepared assuming $100 was invested on December 31, 2018 in the Company’s common stock, the S&P 400 and the XOP U.S. Equity, and dividends have been reinvested subsequent to the initial investment. The graph is included for historical comparative purposes only and should not be considered indicative of future performance.

Comparison of 5-Year Cumulative Total Return Among

Ovintiv, the S&P 400 and XOP U.S. Equity

(US$100 Invested in Base Period)

Fiscal Year Ended December 31	2018	2019	2020	2021	2022	2023
Ovintiv	$100.00	$82.35	$53.69	$127.98	$196.20	$174.74
S&P 400	100.00	125.78	142.80	177.85	154.23	179.05
XOP U.S. Equity	100.00	90.56	57.67	96.18	139.78	144.74

Item 6. [Reserved]

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s consolidated 2023 results and year-over-year comparisons between 2023 and 2022 results. This MD&A should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2023 (“Consolidated Financial Statements”), which are included in Item 8 of this Annual Report on Form 10-K. Discussion and analysis of 2021 results and year-over-year comparisons between 2022 and 2021 results that are not included in this Form 10-K, can be found in Item 7 of the 2022 Annual Report on Form 10-K.

Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Annual Report on Form 10-K. This MD&A includes the following sections:

•
Executive Overview
•
Results of Operations
•
Liquidity and Capital Resources
•
Accounting Policies and Estimates
•
Non-GAAP Measures

Executive Overview

Strategy

Ovintiv aims to be a leading North American energy producer and is focused on developing its high-quality multi-basin portfolio of oil and natural gas producing plays as part of its strategy outlined in Items 1 and 2 of this Annual Report on Form 10-K.

Ovintiv is committed to delivering quality returns from its capital investment, generating significant cash flows and providing durable cash returns to its shareholders through the commodity price cycle. The Company aims to achieve its strategic priorities through execution excellence, disciplined capital allocation, and commercial acumen and risk management. In addition, the Company is dedicated to driving progress in areas of environmental, social, and governance, aligning with its commitment to corporate responsibility.

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its capital allocation framework to provide competitive returns to shareholders while strengthening its balance sheet.

Ovintiv continually monitors and evaluates changing market conditions to maximize cash flows, mitigate risks and renew its premium well inventory. The Company’s assets, located in some of the best plays in North America, form a multi-basin, multi-product portfolio which enables flexible and efficient investment of capital that supports the Company’s strategy.

Ovintiv seeks to deliver results in a socially and environmentally responsible manner. Best practices are deployed across its assets, allowing the Company to capitalize on operational efficiencies and decrease emissions intensity. The Company’s sustainability reporting, which outlines its key metrics, targets and relative progress achieved can be found in the Company Outlook section of this MD&A and on the Company’s sustainability website.

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

In evaluating its operations and assessing its leverage, Ovintiv reviews performance-based measures such as Non-GAAP Cash Flow and debt-based metrics such as Debt to Adjusted Capitalization, Debt to EBITDA and Debt to Adjusted EBITDA, which are non-GAAP measures and do not have any standardized meaning under U.S. GAAP. These measures may not be similar to measures presented by other issuers and should not be viewed as a substitute for measures reported under U.S. GAAP. Additional information regarding these measures, including reconciliations to the closest GAAP measure, can be found in the Non-GAAP Measures section of this MD&A.

Highlights

During 2023, the Company focused on executing its capital investment plan aimed at maximizing profitability through operational and capital efficiencies, minimizing the impact of inflation and delivering cash from operating activities. Upstream product revenues in 2023 were impacted by lower average realized prices, excluding the impact of risk management activities compared to 2022, partially offset by higher production volumes. Decreases in average realized natural gas and liquids prices of 53 percent and 21 percent, respectively, were primarily due to lower benchmark prices. In 2023, total production volumes increased by 11 percent compared to 2022 primarily due to the efficient integration of the assets from the Permian Acquisition, as defined below, during the latter half of the year.

Significant Developments

•
On November 22, 2023 and September 13, 2023, the Company purchased approximately 1.2 million shares and one million shares, respectively, of Ovintiv common stock from the secondary public offerings by NMB Stock Trust, a Delaware statutory trust (“NMB Stock Trust”). The total consideration paid was approximately $53 million, averaging $44.00 per share, and $45 million, averaging $45.45 per share, respectively. The shares were canceled during the third and fourth quarters of 2023.
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
•
On June 12, 2023, the Company closed the purchase agreement to acquire substantially all leasehold interest and related assets from Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC and Piedra Energy IV Holdings, LLC, which were portfolio companies of funds managed by EnCap Investments L.P. (“Permian Acquisition”). The Company issued approximately 31.8 million shares of Ovintiv common stock and paid approximately $3.2 billion in cash upon closing, for total consideration of approximately $4.4 billion, which included preliminary customary closing adjustments of approximately $85 million. The acquisition added approximately 65,000 net acres in the Midland Basin and approximately 1,050 net well locations to Ovintiv’s Permian inventory. The transaction had an effective date of January 1, 2023.
•
On June 12, 2023, the Company closed the agreement to sell the entirety of its Bakken assets, comprising approximately 46,000 net acres in the Williston Basin of North Dakota, to Grayson Mill Bakken, LLC, a portfolio company managed by EnCap Investments L.P., for proceeds of approximately $734 million after customary closing adjustments of approximately $91 million. The transaction had an effective date of January 1, 2023.
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

Financial Results

•
Reported net earnings of $2,085 million, including income tax expense of $425 million and net gains on risk management in revenues of $151 million, before tax.
•
Generated cash from operating activities of $4,167 million and Non-GAAP Cash Flow of $3,899 million. Cash from operating activities exceeded capital expenditures by $1,423 million.
•
Purchased for cancellation, approximately 10 million shares of common stock for total consideration of approximately $426 million.
•
Paid dividends of $1.15 per share of common stock totaling $307 million.
•
Had approximately $3.5 billion in total liquidity as at December 31, 2023, which included available credit facilities of $3,486 million, available uncommitted demand lines of $234 million, and cash and cash equivalents of $3 million, net of outstanding commercial paper of $270 million.
•
Reported Debt to EBITDA of 1.2 times and Non-GAAP Debt to Adjusted EBITDA of 1.3 times.

Capital Investment

•
Reported total capital spending of $2,744 million, which was below the full year 2023 investment plan range of approximately $2,745 million to $2,785 million.
•
Focused on highly efficient capital activity to minimize the impact of inflation and to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices, as discussed in the Company Outlook section of this MD&A.

Production

•
Produced average liquids volumes of 292.0 Mbbls/d, which accounted for 52 percent of total production volumes. Average oil and plant condensate volumes of 201.8 Mbbls/d, or 69 percent of total liquids production volumes, exceeded full year 2023 guidance of 196.0 Mbbls/d to 198.0 Mbbls/d.
•
Produced average natural gas volumes of 1,642 MMcf/d, which accounted for 48 percent of total production volumes. Average natural gas volumes exceeded full year 2023 guidance of 1,615 MMcf/d to 1,630 MMcf/d.
•
Produced average total volumes of 565.6 MBOE/d, which exceeded full year 2023 guidance of 550.0 MBOE/d to 560.0 MBOE/d.

Operating Expenses

•
Incurred total upstream transportation and processing expenses of $1,603 million or $7.76 per BOE, a decrease of $25 million compared to 2022, primarily due to lower variable contract rates in Permian, partially offset by higher volumes in Permian.
•
Incurred total upstream operating expenses of $831 million or $4.03 per BOE, an increase of $58 million compared to 2022, primarily due to the Permian Acquisition in the second quarter of 2023, increased activity resulting from more wells on production and sustained inflationary pressures, partially offset by the sale of the Bakken assets in the second quarter of 2023, the sale of portions of Uinta assets in the third quarter of 2022 and higher recoveries from updated operating contract terms.
•
Incurred total production, mineral and other taxes of $342 million, which represents approximately 4.4 percent of upstream revenues. Total production, mineral and other taxes decreased by $73 million compared to 2022, primarily due to lower production taxes in the USA Operations as a result of lower commodity prices.

The Company’s upstream operations refers to the summation of the USA and Canadian operating segments. Additional information on the items above and other expenses can be found in the Results of Operations section of this MD&A.

2024 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

Oil prices for 2024 are expected to be impacted by the interplay between the pace of global economic growth and demand for oil, continued OPEC+ production restraint and continued supply uncertainties resulting from geopolitical events. Recessionary concerns continue to have an impact on global demand as central banks evaluate and recalibrate their strategies in response to the prevailing economic environment. Supply and the accumulation of global oil inventories are expected to be impacted by changes in OPEC+ production levels, consumer demand behavior and geopolitical volatility.

Natural Gas Markets

Natural gas prices are primarily impacted by structural changes in supply and demand as well as deviations from seasonally normal weather.

Natural gas prices for 2024 are expected to be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from geopolitical events.

Company Outlook

The Company will continue to exercise discretion and discipline, and intends to optimize capital allocation throughout 2024 as the commodity price environment evolves. Ovintiv pursues innovative ways to maximize cash flows, and to reduce upstream operating and administrative expenses.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. To mitigate price volatility and provide more certainty around cash flows, the Company enters into derivative financial instruments. With the closing of the Permian Acquisition in the second quarter of 2023 and the associated increase in production volumes, the Company executed additional oil hedge positions. As at December 31, 2023, the Company has hedged approximately 70.3 Mbbls/d of expected oil and condensate production and 775 MMcf/d of expected natural gas production for 2024. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 24 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital Investment

The Company plans to spend approximately $2.2 billion to $2.4 billion on its full year 2024 capital investment program, focusing on maximizing returns from high-margin oil and condensate. In 2024, the Company expects to generate cash flows in excess of capital expenditures.

Ovintiv continually strives to improve well performance and lower costs through innovative techniques. Ovintiv's large-scale cube development model utilizes multi-well pads and advanced completion designs to maximize returns and resource recovery from its reservoirs. During 2023, the Company further enhanced its multi-frac technology by fracing three wells (“Trimulfrac”) at the same time compared to its current standard of fracing two wells (“Simulfrac”) at the same time. Ovintiv’s disciplined capital program and continuous innovation create flexibility to allocate capital in changing commodity markets to maximize cash flows while preserving the long-term value of the Company’s multi-basin portfolio.

Production

In 2024, the Company expects full year average total production volumes of approximately 545 MBOE/d to 575 MBOE/d, including oil and plant condensate production volumes of approximately 202 Mbbls/d to 208 Mbbls/d, other NGLs production volumes of approximately 85 Mbbls/d to 90 Mbbls/d and natural gas production volumes of approximately 1,550 MMcf/d to 1,650 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

In 2024, the Company expects to incur full year upstream transportation and processing costs of approximately $7.50 per BOE to $8.00 per BOE, upstream operating expenses of approximately $4.25 per BOE to $4.75 per BOE, and total production, mineral and other taxes of approximately four to five percent of upstream revenues. The Company’s upstream operations refers to the summation of the USA and Canadian operating segments.

Long-Term Debt

During the second quarter of 2023, the Company closed the Permian Acquisition and funded the cash portion of the transaction with net proceeds of $2,278 million from the issuance of senior unsecured notes, cash proceeds received from the sale of the Company’s Bakken assets, cash on hand and proceeds from short-term borrowings.

As at December 31, 2023, the Company had $270 million of commercial paper outstanding under its U.S. commercial paper (“U.S. CP”) programs and $14 million outstanding under its revolving credit facilities.

Additional information on Ovintiv’s long-term debt and liquidity position can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, and the Liquidity and Capital Resources section of this MD&A, respectively.

Additional information on Ovintiv’s 2024 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

Environmental, Social and Governance

Ovintiv recognizes climate change as a global concern and the importance of reducing its environmental footprint as part of the solution. The Company voluntarily participates in emission reduction programs and has adopted a range of strategies to help reduce emissions from its operations. These strategies include incorporating new and proven technologies, optimizing processes in its operations and working closely with third-party providers to develop best practices. The Company continues to look for innovative techniques and efficiencies in support of its commitment to emission reductions.

In May 2023, Ovintiv published its sustainability report, which highlights the Company’s progress in emissions intensity reductions including an emissions reduction roadmap aimed to meet the Company’s Scope 1&2 GHG emissions target by 2030. As at the end of 2023, the Company has achieved a greater than 40 percent reduction in the Scope 1&2 GHG emissions intensity and is on track to meet its emissions intensity reduction target of 50 percent by 2030. The GHG emissions reduction target is tied to the annual compensation program for all employees.

In June 2023, the Company closed the Permian Acquisition, increasing both oil production volumes and net premium inventory in the Permian. Ovintiv is undergoing an integration period to align the emissions profile of the acquired inventory with the World Bank Zero Routine Flaring initiative. Ovintiv remains committed to its emissions reduction targets.

The Company continues to find innovative approaches to reduce its emissions profile and add value to its business. During 2023, the Company entered into an agreement with a midstream company which will connect Ovintiv’s natural gas-powered facilities in Montney to British Columbia’s hydro and wind generated electrical grid. This arrangement will reduce the Company’s GHG emissions while adding processing capacity.

Ovintiv is committed to diversity, equity and inclusion (“DEI”). The Company’s social commitment framework, which is rooted in the Company’s foundational values of integrity, safety, sustainability, trust and respect, fosters a culture of inclusion that respects stakeholders and strengthens communities.

Ovintiv remains committed to protecting the health and safety of its workforce. Safety is a foundational value at Ovintiv and plays a critical role in the Company’s belief that a safe workplace is a strong indicator of a well-managed business. This safety-oriented mindset enables the Company to quickly respond to emergencies and minimize any impacts to employees and business continuity. Safety performance goals are incorporated into the Company’s annual compensation program. Additional information on DEI and employee safety can be found in the Human Capital section of Items 1 and 2 of this Annual Report on Form 10-K.

Further information on Ovintiv’s sustainable business practices are outlined in Items 1 and 2 of this Annual Report on Form 10-K, and on the Company’s sustainability website at https://sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

($ millions)	2023	2022

Product and Service Revenues
Upstream product revenues	$7,778	$10,151
Market optimization	2,876	4,107
Service revenues (1)	7	5
Total Product and Service Revenues	10,661	14,263

Gains (Losses) on Risk Management, Net	151	(1,867)
Sublease Revenues	71	68
Total Revenues	10,883	12,464

Total Operating Expenses (2)	8,019	8,611
Operating Income (Loss)	2,864	3,853
Total Other (Income) Expenses	354	293
Net Earnings (Loss) Before Income Tax	2,510	3,560
Income Tax Expense (Recovery)	425	(77)

Net Earnings (Loss)	$2,085	$3,637
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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

(average for the period)	2023	2022

Oil & NGLs
WTI ($/bbl)	$77.62	$94.23
Houston ($/bbl)	78.95	95.89
Edmonton Condensate (C$/bbl)	103.76	122.02

Natural Gas
NYMEX ($/MMBtu)	$2.74	$6.64
AECO (C$/Mcf)	2.93	5.56
Dawn (C$/MMBtu)	3.15	7.89

Production Volumes and Realized Prices

	Production Volumes (1)		Realized Prices (2)
	2023	2022	2023	2022

Oil (Mbbls/d, $/bbl)
USA Operations	158.8	131.5	$76.46	$94.25
Canadian Operations	0.1	0.1	81.59	87.28
Total	158.9	131.6	76.46	94.25

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	10.9	10.4	58.53	73.22
Canadian Operations	32.0	33.6	74.52	93.22
Total	42.9	44.0	70.46	88.52

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	74.6	71.7	16.27	29.35
Canadian Operations	15.6	13.8	26.78	42.39
Total	90.2	85.5	18.09	31.45

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	244.3	213.6	57.29	71.44
Canadian Operations	47.7	47.5	58.93	78.46
Total	292.0	261.1	57.55	72.72

Natural Gas (MMcf/d, $/Mcf)
USA Operations	517	492	2.43	6.18
Canadian Operations	1,125	1,002	2.89	5.75
Total	1,642	1,494	2.74	5.89

Total Production (MBOE/d, $/BOE)
USA Operations	330.4	295.5	46.15	61.91
Canadian Operations	235.2	214.5	25.76	44.26
Total	565.6	510.0	37.67	54.49

Production Mix (%)
Oil & Plant Condensate	36	34
NGLs – Other	16	17
Total Oil & NGLs	52	51
Natural Gas	48	49

Production Change – Year Over Year (%) (3)
Total Oil & NGLs	12	(5)
Natural Gas	10	(4)
Total Production	11	(4)
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures. See Notes 8 and 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Upstream Product Revenues

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2022 Upstream Product Revenues (1)	$4,526	$1,422	$981	$3,213	$10,142
Increase (decrease) due to:
Sales prices	(1,031)	(278)	(445)	(1,884)	(3,638)
Production volumes	939	(40)	59	315	1,273
2023 Upstream Product Revenues (1)	$4,434	$1,104	$595	$1,644	$7,777
(1)
Revenues for 2023 exclude certain other revenue and royalty adjustments with no associated production volumes of $1 million (2022 - $9 million).

Oil Revenues

2023 versus 2022

Oil revenues were lower by $92 million compared to 2022 primarily due to:

•
A decrease of $17.79 per bbl, or 19 percent, in the average realized oil prices which decreased revenues by $1,031 million. The decrease reflected lower WTI and Houston benchmark prices which were both down 18 percent and the weakening of regional pricing relative to the WTI benchmark price in the USA Operations; and
•
Higher average oil production volumes of 27.3 Mbbls/d increased revenues by $939 million. Higher volumes were primarily due to the Permian Acquisition in the second quarter of 2023 (26.5 Mbbls/d) and successful drilling in Permian and Uinta (12.0 Mbbls/d), partially offset by the sale of the Bakken assets in the second quarter of 2023 (6.5 Mbbls/d) and natural declines in Anadarko (5.5 Mbbls/d).

NGL Revenues

2023 versus 2022

NGL revenues were lower by $704 million compared to 2022 primarily due to:

•
A decrease of $13.36 per bbl, or 42 percent, in the average realized other NGL prices which decreased revenues by $445 million. The decrease reflected lower other NGL benchmark prices and lower regional pricing;
•
A decrease of $18.06 per bbl, or 20 percent, in the average realized plant condensate prices which decreased revenues by $278 million. The decrease reflected lower WTI and Edmonton Condensate benchmark prices which were down 18 percent and 15 percent, respectively, and lower regional pricing relative to the WTI benchmark price; and
•
Higher average other NGL production volumes of 4.7 Mbbls/d increased revenues by $59 million. Higher volumes were primarily due to successful drilling in Permian and Montney (5.1 Mbbls/d), the Permian Acquisition in the second quarter of 2023 (2.7 Mbbls/d), and lower effective royalty rates resulting from lower commodity prices in Montney (1.5 Mbbls/d), partially offset by the sale of the Bakken assets in the second quarter of 2023 (3.4 Mbbls/d) and natural declines in Anadarko (1.4 Mbbls/d).

Natural Gas Revenues

2023 versus 2022

Natural gas revenues were lower by $1,569 million compared to 2022 primarily due to:

•
A decrease of $3.15 per Mcf, or 53 percent, in the average realized natural gas prices which decreased revenues by $1,884 million. The decrease reflected lower Dawn, NYMEX and AECO benchmark prices which were down 60 percent, 59 percent and 47 percent, respectively; and
•
Higher average natural gas production volumes of 148 MMcf/d increased revenues by $315 million. Higher volumes were primarily due to lower effective royalty rates resulting from lower commodity prices in Montney (106 MMcf/d) and successful drilling in Montney and Permian (60 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at December 31, 2023 can be found in Note 24 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table provides the effects of the Company’s risk management activities on revenues.

	$ millions		Per-Unit
	2023	2022	2023	2022

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(24)	$(594)	$(0.40)	$(12.37)
NGLs - Plant Condensate ($/bbl)	1	(125)	$0.05	$(7.78)
NGLs - Other ($/bbl)	-	-	$-	$-
Natural Gas ($/Mcf)	(21)	(1,895)	$(0.03)	$(3.47)
Other (2)	1	6	$-	$-
Total ($/BOE)	(43)	(2,608)	$(0.21)	$(14.04)

Unrealized Gains (Losses) on Risk Management	194	741
Total Gains (Losses) on Risk Management, Net	$151	$(1,867)
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

($ millions)	2023	2022

Market Optimization	$2,876	$4,107

2023 versus 2022

Market Optimization product revenues decreased $1,231 million compared to 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($885 million), lower sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($202 million) and lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($144 million).

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

	$ millions		$/BOE
	2023	2022	2023	2022

USA Operations	$327	$401	$2.71	$3.72
Canadian Operations	15	14	$0.18	$0.18
Total	$342	$415	$1.66	$2.23

2023 versus 2022

Production, mineral and other taxes decreased $73 million compared to 2022 primarily due to:

•
Lower production tax in USA Operations due to lower commodity prices ($93 million) and the sale of the Bakken assets in the second quarter of 2023 ($31 million);

partially offset by:

•
Higher volumes in Permian primarily due to the Permian Acquisition in the second quarter of 2023 ($48 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
	2023	2022	2023	2022

USA Operations	$547	$626	$4.54	$5.80
Canadian Operations	1,056	1,002	$12.29	$12.80
Upstream Transportation and Processing	1,603	1,628	$7.76	$8.75

Market Optimization	163	158
Total	$1,766	$1,786

2023 versus 2022

Transportation and processing expense decreased $20 million compared to 2022 primarily due to:

•
Lower variable contract rates in Permian ($139 million), a higher U.S./Canadian dollar exchange rate ($34 million) and the sale of the Bakken assets in the second quarter of 2023 ($24 million);

partially offset by:

•
Higher volumes in Permian ($91 million), higher costs relating to the diversification of the Company’s downstream markets ($56 million) and higher third-party plant operating costs in Montney ($28 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
	2023	2022	2023	2022

USA Operations	$743	$646	$6.15	$5.99
Canadian Operations	88	127	$1.04	$1.62
Upstream Operating Expense	831	773	$4.03	$4.15

Market Optimization	28	29
Total	$859	$802

2023 versus 2022

Operating expense increased $57 million compared to 2022 primarily due to:

•
The Permian Acquisition in the second quarter of 2023 ($128 million), and increased activity due to more wells on production and sustained inflationary pressures ($56 million);

partially offset by:

•
The sale of the Bakken assets in the second quarter of 2023 ($50 million), the sale of portions of Uinta assets in the third quarter of 2022 ($36 million), updates to operating contract terms, including a recovery of prior years’ costs ($31 million), and lower long-term incentive costs resulting from a decrease in the Company’s share price compared to an increase in 2022 ($13 million).

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

($ millions)	2023	2022

Market Optimization	$2,815	$4,055

2023 versus 2022

Purchased product expense decreased $1,240 million compared to 2022 primarily due to:

•
Lower oil and natural gas benchmark prices ($898 million), lower third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($202 million) and lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($140 million).

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

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of this MD&A.

	$ millions		$/BOE
	2023	2022	2023	2022

USA Operations	$1,519	$861	$12.60	$7.98
Canadian Operations	286	235	$3.33	$3.01
Upstream DD&A	1,805	1,096	$8.74	$5.89

Corporate & Other	20	17
Total	$1,825	$1,113

2023 versus 2022

DD&A increased $712 million compared to 2022 primarily due to:

•
Higher depletion rates in the USA and Canadian Operations ($556 million and $37 million, respectively) and higher production volumes in the USA and Canadian Operations ($102 million and $22 million, respectively);

partially offset by:

•
Higher U.S./Canadian dollar exchange rate ($8 million).

The depletion rate in the USA Operations increased $4.62 per BOE compared to 2022 primarily due to a higher depletable base associated with the Permian Acquisition in the second quarter of 2023.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. These expenses primarily include salaries and benefits, operating leases, office, information technology, transaction and long-term incentive costs.

	$ millions		$/BOE
	2023	2022	2023	2022

Administrative, excluding Long-Term Incentive Costs,
Transaction and Legal Costs, and Current
Expected Credit Losses (1)	$278	$258	$1.35	$1.39
Long-term incentive costs	22	164	0.11	0.88
Transaction and legal costs	93	1	0.45	-
Current expected credit losses	-	(1)	-	-
Total Administrative	$393	$422	$1.91	$2.27
(1)
Includes costs related to The Bow office lease of $114 million (2022 - $116 million), half of which is recovered from sublease revenues.

2023 versus 2022

Administrative expense decreased $29 million compared to 2022 primarily due to:

•
Lower long-term incentive costs resulting from a decrease in the Company’s share price in 2023 compared to an increase in 2022 ($142 million);

partially offset by:

•
Transaction costs mainly related to the Permian Acquisition in the second quarter of 2023 ($83 million) and increases in legal, information technology and community investment costs ($16 million).

Additional information on the Company’s long-term incentive costs can be found in Note 21 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other (Income) Expenses

($ millions)	2023	2022

Interest	$355	$311
Foreign Exchange (Gain) Loss, Net	19	15
Other (Gains) Losses, Net	(20)	(33)
Total Other (Income) Expenses	$354	$293

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2023 versus 2022

Interest expense increased $44 million compared to 2022 primarily due to:

•
Interest expense related to senior unsecured notes issued in May 2023 ($83 million), the acceleration of the fair value amortization related to the early redemption of the Company’s 2024 senior notes in June 2022 of $30 million and interest expense related to outstanding balances under the Company’s U.S. CP program and revolving credit facilities ($35 million);

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

2023 versus 2022

Net foreign exchange losses increased $4 million compared to 2022 primarily due to:

•
Losses on other monetary revaluations compared to gains in 2022 ($23 million), unrealized foreign exchange losses on the translation of intercompany notes ($14 million) and foreign exchange losses on the settlement of intercompany notes compared to 2022 ($8 million);

partially offset by:

•
Unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts and foreign exchange gains on the settlement of U.S. dollar financing debt issued from Canada compared to losses in 2022 ($34 million and $10 million, respectively).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, government stimulus programs and adjustments related to other assets.

Other gains in 2023 includes interest income of $11 million primarily generated from short-term investments. Other gains in 2022 includes interest income of $25 million primarily associated with the resolution of prior years’ tax items.

Income Tax

($ millions)	2023	2022

Current Income Tax Expense (Recovery)	$281	$10
Deferred Income Tax Expense (Recovery)	144	(87)
Income Tax Expense (Recovery)	$425	$(77)

Effective Tax Rate	16.9%	(2.2%)

Income Tax Expense (Recovery)

2023 versus 2022

In 2023, Ovintiv recorded an income tax expense of $425 million compared to an income tax recovery of $77 million in 2022 primarily due to changes in valuation allowances and the expected full utilization of Ovintiv’s operating losses in Canada, resulting in current tax in 2023, partially offset by the recognition of U.S. federal and state research and development credits in 2023 of $128 million and $8 million, respectively, associated with eligible drilling and completion costs incurred in prior years.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained upon audit by the taxing authorities. During 2023, the Company recorded unrecognized U.S. federal and state tax benefits of $148 million and $36 million, respectively, resulting from research and development expenditures related to drilling and completions costs incurred in prior years. If all, or a portion of, the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company’s deferred tax liability and will affect the Company’s effective tax rate in the period recognized.

Effective Tax Rate

The Company’s annual effective income tax rate is primarily impacted by earnings, changes in valuation allowances, income tax related to foreign operations, state taxes, the effect of legislative changes, non-taxable items, and tax differences on transactions.

The Company’s effective tax rate was 16.9 percent for 2023, which is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the recognition of research and development credits noted above.

The Company’s effective tax rate was (2.2) percent for 2022, which was lower than the U.S. federal statutory tax rate of 21 percent primarily due to a lower annual effective income tax rate resulting from a reduction in valuation allowances.

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

In 2023, Canada released its draft Global Minimum Tax Act (“GMTA”), which implements the Organization for Economic Cooperation and Development Pillar II framework, providing a global minimum tax of 15 percent. The legislation, once enacted, will be effective as of January 1, 2024. The Company continues to evaluate the GMTA but does not anticipate any material impact in 2024.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA introduced a new 15 percent corporate alternative minimum tax (“CAMT”), effective for tax years beginning after December 31, 2022 on corporations with average adjusted financial statement income over $1.0 billion for any 3-year period preceding the tax year. Based on available guidance, the Company does not exceed the $1.0 billion threshold to be subject to the CAMT in 2023 but anticipates it will be subject to the CAMT in 2024.

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

($ millions, except as indicated)	2023	2022

Cash and Cash Equivalents	$3	$5
Available Credit Facilities	3,486	3,500
Available Uncommitted Demand Lines (1)	234	195
Issuance of U.S. Commercial Paper	(270)	(393)
Total Liquidity	$3,453	$3,307

Long-Term Debt, including current portion (2)	$5,737	$3,570
Total Shareholders’ Equity (2)	$10,370	$7,689

Debt to Capitalization (%) (3)	36	32
Debt to Adjusted Capitalization (%) (3)	24	19
(1)
Includes three uncommitted demand lines totaling $289 million, net of $55 million in related undrawn letters of credit (2022 - $321 million and $126 million, respectively).
(2)
Includes the impact of long-term debt and shares of common stock issued in conjunction with the Permian Acquisition.
(3)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in July 2026, provide financial flexibility and allow the Company to fund its operations or capital investment program. At December 31, 2023, $14 million was outstanding under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at December 31, 2023, the Company had $270 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 6.17 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at December 31, 2023.

The available Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper provide Ovintiv with total liquidity of approximately $3.5 billion. At December 31, 2023, Ovintiv also had approximately $55 million in undrawn letters of credit issued in the normal course of business primarily as collateral security, related to sales arrangements.

On June 12, 2023, the Company closed the Permian Acquisition and issued approximately 31.8 million shares of Ovintiv common stock and paid approximately $3.2 billion in cash, for total consideration of approximately $4.4 billion, which included preliminary customary closing adjustments. The cash portion of the acquisition was funded through a combination of net proceeds from the issuance of senior unsecured notes, cash proceeds received from the sale of the Company’s Bakken assets, cash on hand and proceeds from short-term borrowings.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement was renewed in March 2023 and expires in March 2026.

The obligations under the Company’s existing debt securities are fully and unconditionally guaranteed on a senior unsecured basis by Ovintiv Canada ULC, an indirect wholly-owned subsidiary of the Company. Additional information on the Company’s Canadian Operations segment and the Bow office lease can be found in the Results of Operations section in this MD&A and the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at December 31, 2023, the Company’s Debt to Adjusted Capitalization was 24 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The Company’s debt-based metrics have increased over the prior year primarily due to the increase in long-term debt resulting from the Permian Acquisition in the second quarter of 2023.

Sources and Uses of Cash

During 2023, Ovintiv primarily generated cash through operating activities and received net proceeds from the Company’s debt issuance to fund a portion of the Permian Acquisition. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

($ millions)	Activity Type	2023	2022

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$4,167	$3,866
Proceeds from divestitures	Investing	772	228
Net issuance of revolving debt	Financing	-	393
Issuance of long-term debt	Financing	2,278	-
Other	Investing	-	103
		7,217	4,590

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	2,744	1,831
Acquisitions	Investing	277	286
Corporate acquisition, net of cash acquired	Investing	3,225	-
Net repayment of revolving debt	Financing	109	-
Repayment of long-term debt (1)	Financing	-	1,634
Purchase of shares of common stock	Financing	426	719
Dividends on shares of common stock	Financing	307	239
Other	Financing/Investing	122	69
		7,210	4,778
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(9)	(2)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(2)	$(190)
(1)
Includes open market repurchases and redemption of the Company’s $1.0 billion senior notes in 2022.

Operating Activities

Net cash from operating activities in 2023 was $4,167 million and was primarily a reflection of the impacts from average realized commodity prices, production volumes and changes in non-cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in 2023 was $3,899 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

2023 versus 2022

Net cash from operating activities increased $301 million compared to 2022 primarily due to:

•
Lower realized losses on risk management in revenues compared to 2022 ($2,565 million), higher production volumes ($1,273 million), changes in non-cash working capital ($517 million), lower production, mineral and other taxes ($73 million), and lower transportation and processing expense ($20 million);

partially offset by:

•
Lower realized commodity prices ($3,638 million), increase in current income taxes ($271 million), higher interest expense ($71 million), higher operating expense, excluding non-cash long-term incentive costs ($68 million), higher administrative expenses, excluding non-cash long-term incentive costs ($67 million) and lower interest income ($14 million).

Investing Activities

The Company’s primary investing activities are capital expenditures, acquisitions and divestitures, and are summarized in Notes 2 and 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2023 and 2022

Net cash used in investing activities in 2023 was $5,519 million primarily due to capital expenditures and the Permian Acquisition. Capital expenditures increased $913 million compared to 2022 primarily due to a higher capital expenditure plan, additional capital spending associated with the Permian assets acquired in the second quarter of 2023 and sustained inflationary cost pressures.

Acquisitions in 2023, other than the Permian Acquisition, were $277 million, which primarily included property purchases with oil and liquids-rich potential in the USA Operations (2022 - $286 million).

Corporate acquisition in 2023 was $3,225 million, which relates to the Permian Acquisition in the second quarter of 2023. Additional information regarding the Permian Acquisition can be found in Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Divestitures in 2023 were $772 million, which primarily included the sale of the Bakken assets in North Dakota and certain properties that did not complement Ovintiv’s existing portfolio of assets. Divestitures in 2022 were $228 million, which primarily included the sale of portions of the Uinta assets located in northeastern Utah and Bakken assets located in northeastern Montana, as well as certain properties that did not complement Ovintiv’s existing portfolio of assets.

Financing Activities

Net cash from and/or used in financing activities has been impacted by the Company’s bond offering in the second quarter of 2023 to finance a portion of the Permian Acquisition and Ovintiv’s strategic objective to return value to shareholders by repaying or repurchasing existing debt, purchasing shares of common stock and paying dividends.

2023 versus 2022

Net cash from financing activities in 2023 was $1,359 million compared to net cash used in financing activities of $2,268 million in 2022. The change was primarily due to the net issuance of long-term debt in 2023 of $2,278 million as discussed below compared to a repayment in 2022 of $1,634 million and decreased purchases of shares of common stock in 2023 compared to 2022 ($293 million), partially offset by a repayment of revolving debt compared to a net issuance in 2022 ($502 million) and an increase in dividend payments in 2023 ($68 million).

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

The Company’s long-term debt, including the current portion of $284 million, totaled $5,737 million at December 31, 2023. The Company’s long-term debt at December 31, 2022 totaled $3,570 million, including the current portion of $393 million. As at December 31, 2023, the Company has no fixed rate long-term debt due until 2025 and beyond.

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

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its capital allocation framework to provide competitive returns to shareholders while strengthening its balance sheet. Ovintiv expects to continue to deliver additional shareholder returns through share buybacks.

For additional information on long-term debt, refer to Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

($ millions, except as indicated)	2023	2022

Dividend Payments	$307	$239
Dividend Payments ($/share)	$1.15	$0.95

On February 27, 2024, the Board of Directors declared a dividend of $0.30 per share of common stock payable on March 28, 2024 to common shareholders of record as of March 15, 2024.

Dividends increased $68 million compared to 2022 as a result of Ovintiv increasing its annualized dividend to $1.00 per share of common stock in the second quarter of 2022 and a further increase to an annualized dividend of $1.20 per share of common stock in the second quarter of 2023. The dividend increase reflects the Company’s commitment to returning capital to shareholders.

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

During 2023, the Company purchased for cancellation, approximately 10 million shares of common stock for total consideration of approximately $426 million. This includes the Company’s share purchases from the secondary public offerings by NMB Stock Trust as discussed below.

On September 13, 2023, the Company purchased one million shares of Ovintiv common stock from the 15 million shares offered for sale in an underwritten secondary public offering by NMB Stock Trust. The total consideration paid was approximately $45 million, averaging $45.45 per share, and the shares were canceled during the third quarter of 2023.

On November 22, 2023, the Company purchased approximately 1.2 million shares of Ovintiv common stock from the 9.4 million shares offered for sale in an underwritten secondary public offering by NMB Stock Trust. The total consideration paid was approximately $53 million, averaging $44.00 per share, and the shares were canceled during the fourth quarter of 2023.

The two share purchases discussed above were completed in contemplation of the shareholder return framework and were executed under the Company’s U.S. shelf registration statement.

For additional information on the NCIB, refer to Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Material Cash Requirements

Ovintiv’s material cash requirements include various contractual obligations arising from long-term debt, operating leases, risk management liabilities and asset retirement obligations which are recognized on the Company’s Consolidated Balance Sheet. The Company expects to fund long-term material cash requirements primarily with cash from operating activities.

Interest payments include scheduled cash payments on finance leases, long-term debt, and other obligations. Additional information can be found in Notes 14 and 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Contractual commitments relating to transportation and processing commitments, and drilling and field services can be found in Notes 14 and 26 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Further to the commitments discussed above, Ovintiv also has various obligations that become payable if certain future events occur relating to take or pay arrangements and guarantees on transportation commitments resulting from completed property divestitures as described in Notes 20, 24 and 26, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In addition, the Company has obligations to fund the disposal of long-lived assets upon their abandonment as well as its obligations to fund its defined benefit pension and other post-employment benefit plans as described in Notes 17 and 22, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Revisions to significant reserve estimates are necessary due to changes in and among other things, development plans, projected future rates of production, the timing of future expenditures, reservoir performance, economic conditions, governmental restrictions as well as changes in the expected recovery associated with infill drilling, all of which are subject to numerous uncertainties and various interpretations. Downward revisions in proved reserve estimates due to changes in reserve estimates may increase depletion expense and may also result in a ceiling test impairment.

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

The most significant assumptions relate to the estimated fair values assigned to proved and unproved oil and natural gas properties. The assumptions made in performing these valuations include discount rates, future commodity prices and costs, the timing of development activities, projections of oil and gas reserves, and estimates to abandon and reclaim producing wells. Changes in key assumptions may cause the acquisition accounting to be revised, including the recognition of additional goodwill or discount on acquisition. There is no assurance the underlying assumptions or estimates associated with the valuation will occur as initially expected.

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

The Company has assessed its goodwill for impairment at December 31, 2023 and no impairment was recognized. The reporting units’ fair values were substantially in excess of the carrying values and as a result were not at risk of failing the impairment test as at December 31, 2023.

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

Description	Judgments and Uncertainties

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

During 2023, the Company recorded unrecognized U.S. federal and state tax benefits resulting from research and development (“R&D”) expenditures related to drilling and completions costs incurred in the prior years. Additional information on R&D credits can be found in Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Ovintiv has assessed that its unremitted earnings from its Canadian subsidiaries are permanently reinvested. As at December 31, 2023, the Company has a taxable temporary difference of approximately $705 million in respect of unremitted earnings that continue to be permanently reinvested for which a deferred income tax liability of $35 million has not been recognized and becomes subject to taxation upon the remittance of dividends. The deferred tax liability considers U.S. federal, state and foreign withholding tax implications.

Description	Judgments and Uncertainties

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

The establishment and evaluation of a contingent loss is based on advice from legal counsel, advisors or consultants and management’s judgment. Actual costs can vary from such estimates for various reasons including: i) differing interpretation of the law, opinions on responsibility and assessments on the amount of damages; ii) changes in status of litigation or claims and information available; iii) differing interpretation of regulations by regulators or the courts; iv) changes in laws and regulations; and v) additional or developing information relating to extent and nature of environmental remediation and technology improvements. The Company continually monitors known and potential legal, environmental and other claims or contingencies based on available information. Future changes in facts and circumstances not currently foreseeable could result in the actual liabilities recorded exceeding the estimated amounts accrued.

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

($ millions, except as indicated)	2023	2022

Cash From (Used in) Operating Activities	$4,167	$3,866
(Add back) deduct:
Net change in other assets and liabilities	(62)	(57)
Net change in non-cash working capital	330	(187)
Non-GAAP Cash Flow	$3,899	$4,110

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

($ millions, except as indicated)	December 31, 2023	December 31, 2022

Debt (Long-Term Debt, including Current Portion)	$5,737	$3,570
Total Shareholders’ Equity	10,370	7,689
Capitalization	$16,107	$11,259
Debt to Capitalization	36%	32%

Debt (Long-Term Debt, including Current Portion)	$5,737	$3,570
Total Shareholders’ Equity	10,370	7,689
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$23,853	$19,005
Debt to Adjusted Capitalization	24%	19%

The increases in Debt to Capitalization and Debt to Adjusted Capitalization are primarily due to the increase in long-term debt resulting from the Permian Acquisition in the second quarter of 2023.

Debt to EBITDA and Debt to Adjusted EBITDA

Debt to EBITDA and Debt to Adjusted EBITDA are non-GAAP measures. EBITDA is defined as trailing 12- month net earnings (loss) before income taxes, depreciation, depletion and amortization, and interest. Adjusted EBITDA is EBITDA adjusted for impairments, accretion of asset retirement obligation, unrealized gains/losses on risk management, foreign exchange gains/losses, gains/losses on divestitures and other gains/losses.

Management believes these measures are useful to the Company and its investors as a measure of financial leverage and the Company’s ability to service its debt and other financial obligations. These measures are used, along with other measures, in the calculation of certain financial performance targets for the Company’s management and employees.

($ millions, except as indicated)	December 31, 2023	December 31, 2022

Debt (Long-Term Debt, including Current Portion)	$5,737	$3,570

Net Earnings (Loss)	2,085	3,637
Add back (deduct):
Depreciation, depletion and amortization	1,825	1,113
Interest	355	311
Income tax expense (recovery)	425	(77)
EBITDA	$4,690	$4,984
Debt to EBITDA (times)	1.2	0.7

Debt (Long-Term Debt, including current portion)	$5,737	$3,570

Net Earnings (Loss)	2,085	3,637
Add back (deduct):
Depreciation, depletion and amortization	1,825	1,113
Accretion of asset retirement obligation	19	18
Interest	355	311
Unrealized (gains) losses on risk management	(194)	(741)
Foreign exchange (gain) loss, net	19	15
Other (gains) losses, net	(20)	(33)
Income tax expense (recovery)	425	(77)
Adjusted EBITDA	$4,514	$4,243
Debt to Adjusted EBITDA (times)	1.3	0.8

The increases in Debt to EBITDA and Debt to Adjusted EBITDA are primarily due to the increase in long-term debt resulting from the Permian Acquisition. EBITDA and Adjusted EBITDA only include the results of operations from the acquired Permian assets for the post-acquisition period from June 12, 2023 to December 31, 2023.

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

	December 31, 2023
	10% Price	10% Price
(US$ millions)	Increase	Decrease
Crude oil price	$(97)	$95
NGL price	(2)	2
Natural gas price	(44)	45

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. The following table presents the foreign exchange rates for the respective years ended December 31.

	2023	2022
Foreign Exchange Rates (C$ per US$1)
Average	1.350	1.301
Period End	1.323	1.354

As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results. The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in the prior years.

	2023		2022
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(13)		$(14)
Transportation and Processing Expense (1)	(34)	$(0.17)	(34)	$(0.18)
Operating Expense (1)	(5)	(0.02)	(4)	(0.02)
Administrative Expense	(9)	(0.04)	(4)	(0.02)
Depreciation, Depletion and Amortization (1)	(8)	(0.04)	(11)	(0.06)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2023, Ovintiv has entered into $400 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3592 to US$1, which mature monthly throughout 2024.

As at December 31, 2023, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	December 31, 2023
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$130	$(159)

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

As at December 31, 2023, Ovintiv had floating rate revolving credit and term loan borrowings of $284 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $3 million (2022 - $4 million).

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

Management has assessed the design and effectiveness of the Company’s internal control over financial reporting as at December 31, 2023. In making its assessment, Management has used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation, Management has concluded that the Company’s internal control over financial reporting was effective as at that date.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by a vote of shareholders at the Company’s last annual meeting to audit and provide independent opinions on both the Consolidated Financial Statements and the Company’s internal control over financial reporting as at December 31, 2023, as stated in their Auditor’s Report. PricewaterhouseCoopers LLP has provided such opinions.

/s/ Brendan M. McCracken Brendan M. McCracken President & Chief Executive Officer February 27, 2024	/s/ Corey D. Code Corey D. Code Executive Vice-President & Chief Financial Officer

Auditor’s Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ovintiv Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ovintiv Inc. and its subsidiaries (together, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “Consolidated Financial Statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

The impact of estimates of proved oil, natural gas liquids (“NGL”), and natural gas reserves on net oil and natural gas proved properties

As described in Notes 1 and 10 to the Consolidated Financial Statements, the Company has a net oil and natural gas proved properties balance of $12,953 million as of December 31, 2023 and depreciation, depletion, and amortization (“DD&A”) expense of $1,825 million for the year ended December 31, 2023. The Company uses the full cost method of accounting for its acquisition, exploration, and development activities. Capitalized costs accumulated within each cost centre are depleted using the unit-of-production method based on proved oil, NGL and natural gas reserves. Proved oil, NGL and natural gas reserve estimates are key inputs to the Company’s depletion and ceiling test impairment calculations. A ceiling test impairment is recognized in net earnings when the carrying amount of a country cost centre exceeds the country cost centre ceiling. Management estimates its proved oil, NGL and natural gas reserves according to the definition of proved reserves provided by the SEC. Proved oil, NGL and natural gas reserves are those quantities of oil and natural gas, which can be estimated with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods and government regulations. The assumptions used by management to determine estimates of the proved oil, NGL and natural gas reserves and the ceiling test impairment calculation include the average beginning-of-the-month prices during the 12-month period for the year, future production estimates and future production and development costs. The estimation of reserves is a subjective process. In determining the estimates of the proved oil, NGL and natural gas reserves, management utilizes the services of specialists, specifically internal reservoir engineers.

The principal considerations for our determination that performing procedures relating to the impact of estimates of proved oil, NGL and natural gas reserves on net oil and natural gas proved properties is a critical audit matter are (i) the judgment used by management, including the use of specialists, when developing the estimates of the proved oil, NGL and natural gas reserves and performing the ceiling test impairment calculation and (ii) a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate the significant assumptions used in developing those estimates including the average beginning-of-the-month prices during the 12-month period for the year, future production estimates and future production and development costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the Consolidated Financial Statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil, NGL and natural gas reserves, the calculation of the full cost ceiling test and the calculation of DD&A expense. These procedures also included, among others, evaluating management’s ceiling test impairment calculation and testing the unit-of-production depletion rate used to calculate depletion expense, testing the completeness, accuracy and relevance of underlying data and evaluating the reasonableness of the significant assumptions used by management in developing these estimates, including assumptions related to the average beginning-of-the-month prices during the 12-month period for the year, future production estimates and future production and development costs. The work of management’s specialists was used in performing procedures to evaluate the reasonableness of the estimates of proved oil, NGL and natural gas reserves.

As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of the data used by the specialists, and evaluating the specialists’ findings. Evaluating the significant assumptions also involved evaluating whether the assumptions used were reasonable considering the current and past performance of the Company, external market and industry data and whether they were consistent with evidence obtained in other areas of the audit, as applicable.

Permian Acquisition - Valuation of proved and unproved oil, NGL, and natural gas properties

As described in Notes 1 and 9 to the Consolidated Financial Statements, on June 12, 2023 the Company completed a business combination to purchase all outstanding equity interests in seven Delaware limited liability companies (the “Permian Acquisition”). The transaction was accounted for under the acquisition method, which requires that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price of the transaction was for total consideration of $4,410 million. The assets acquired included proved and unproved oil, NGL, and natural gas properties (the “Proved and Unproved Properties”) which were valued at $3,727 million and $933 million, respectively. Management estimated the fair values of the acquired Proved and Unproved Properties at the acquisition date using an income approach valuation technique. These fair value assessments required the use of significant estimates and judgments by management including assumptions related to discount rates, future commodity prices and costs, as well as projections of oil, NGL and natural gas reserves. In determining the estimates of the reserves for the acquired Proved and Unproved Properties, management utilizes the services of specialists, specifically internal reservoir engineers.

The principal considerations for our determination that performing procedures relating to the valuation of Proved and Unproved Properties acquired in the Permian Acquisition is a critical audit matter are (i) the judgment by management, including the use of management’s specialists, in developing the fair value measurement of Proved and Unproved Properties acquired, (ii) a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating significant assumptions used in developing those estimates including discount rates, future commodity prices and costs, as well as projections of oil, NGL and natural gas reserves, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the Consolidated Financial Statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair values of the acquired Proved and Unproved Properties. These procedures also included, among others, testing management’s process for determining the fair values of the acquired Proved and Unproved Properties which included (i) evaluating the appropriateness of the income approach valuation technique used by management in making the estimates, (ii) testing the completeness and accuracy of underlying data used in management’s determination of the fair values and (iii) evaluating the reasonableness of significant assumptions used by management related to future commodity prices and costs as well as projections of oil, NGL and natural gas reserves. Evaluating the significant assumptions involved assessing whether the assumptions used were reasonable considering the past performance of similar properties owned by the Company, external market and industry data and whether they were consistent with evidence obtained in other areas of the audit, as applicable. The work of management’s specialists was used in performing procedures to evaluate the reasonableness of the projections of oil, NGL and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of the data used by the specialists, and evaluating the specialists’ findings. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach valuation technique and the reasonableness of the discount rates.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Canada

February 27, 2024

We have served as the Company’s or its predecessors’ auditor since 1958.

Consolidated Statement of Earnings

For the years ended December 31 (US$ millions, except per share amounts)		2023	2022	2021

Revenues	(Note 2)
Product and service revenues	(Note 3)	$10,661	$14,263	$10,468
Gains (losses) on risk management, net	(Note 24)	151	(1,867)	(1,883)
Sublease revenues	(Note 14)	71	68	73
Total Revenues		10,883	12,464	8,658

Operating Expenses	(Note 2)
Production, mineral and other taxes		342	415	293
Transportation and processing		1,766	1,786	1,616
Operating	(Notes 14, 21, 22)	859	802	625
Purchased product		2,815	4,055	2,951
Depreciation, depletion and amortization		1,825	1,113	1,190
Accretion of asset retirement obligation	(Note 17)	19	18	22
Administrative	(Notes 9, 14, 21, 22)	393	422	442
Total Operating Expenses		8,019	8,611	7,139
Operating Income (Loss)		2,864	3,853	1,519
Other (Income) Expenses
Interest	(Notes 4, 15)	355	311	340
Foreign exchange (gain) loss, net	(Notes 5, 24)	19	15	(23)
Other (gains) losses, net	(Notes 6, 22)	(20)	(33)	(37)
Total Other (Income) Expenses		354	293	280
Net Earnings (Loss) Before Income Tax		2,510	3,560	1,239
Income tax expense (recovery)	(Note 6)	425	(77)	(177)
Net Earnings (Loss)		$2,085	$3,637	$1,416

Net Earnings (Loss) per Share of Common Stock	(Note 18)
Basic		$8.02	$14.34	$5.44
Diluted		7.90	14.08	5.32
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 18)
Basic		259.9	253.6	260.4
Diluted		263.9	258.4	266.4

Consolidated Statement of Comprehensive Income

For the years ended December 31 (US$ millions)		2023	2022	2021

Net Earnings (Loss)		$2,085	$3,637	$1,416
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 19)	63	(107)	2
Pension and other post-employment benefit plans	(Notes 19, 22)	(4)	6	14
Other Comprehensive Income (Loss)		59	(101)	16
Comprehensive Income (Loss)		$2,144	$3,536	$1,432

See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheet

As at December 31 (US$ millions)		2023	2022

Assets
Current Assets
Cash and cash equivalents		$3	$5
Accounts receivable and accrued revenues (net of allowances
of $5 million (2022: $4 million))	(Notes 3, 7)	1,442	1,594
Risk management	(Notes 23, 24)	214	53
Income tax receivable	(Note 6)	17	43
		1,676	1,695
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		64,084	57,054
Unproved properties		1,486	1,172
Other		907	882
Property, plant and equipment		66,477	59,108
Less: Accumulated depreciation, depletion and amortization		(51,837)	(49,640)
Property, plant and equipment, net	(Note 2)	14,640	9,468
Other Assets	(Notes 11, 14)	1,015	1,004
Risk Management	(Notes 23, 24)	4	34
Deferred Income Taxes	(Note 6)	53	271
Goodwill	(Notes 2, 12)	2,599	2,584
	(Note 2)	$19,987	$15,056

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	(Note 13)	$2,209	$2,221
Current portion of operating lease liabilities	(Note 14)	87	76
Income tax payable	(Note 6)	232	4
Risk management	(Notes 23, 24)	-	86
Current portion of long-term debt	(Note 15)	284	393
		2,812	2,780
Long-Term Debt	(Note 15)	5,453	3,177
Operating Lease Liabilities	(Note 14)	832	814
Other Liabilities and Provisions	(Notes 14, 16)	132	131
Risk Management	(Notes 23, 24)	2	-
Asset Retirement Obligation	(Note 17)	276	281
Deferred Income Taxes	(Note 6)	110	184
		9,617	7,367
Commitments and Contingencies	(Note 26)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2023 issued and outstanding: 271.7 million shares (2022: 245.7 million shares)	(Note 18)	3	3
Paid in surplus	(Note 18)	8,620	7,776
Retained earnings (Accumulated deficit)		697	(1,081)
Accumulated other comprehensive income	(Note 19)	1,050	991
Total Shareholders’ Equity		10,370	7,689
		$19,987	$15,056

See accompanying Notes to Consolidated Financial Statements

Approved by the Board of Directors

/s/ Peter A. Dea	/s/ George L. Pita
Peter A. Dea	George L. Pita
Director	Director

Consolidated Statement of Changes in Shareholders’ Equity

For the year ended December 31, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689
Net Earnings (Loss)		-	-	2,085	-	2,085
Dividends on Shares of Common Stock ($1.15 per share)	(Note 18)	-	-	(307)	-	(307)
Shares of Common Stock Purchased	(Note 18)	-	(426)	-	-	(426)
Shares of Common Stock Issued	(Notes 9, 18, 25)	-	1,169	-	-	1,169
Equity-Settled Compensation Costs		-	101	-	-	101
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	59	59
Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370

For the year ended December 31, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074
Net Earnings (Loss)		-	-	3,637	-	3,637
Dividends on Shares of Common Stock ($0.95 per share)	(Note 18)	-	-	(239)	-	(239)
Shares of Common Stock Purchased	(Note 18)	-	(719)	-	-	(719)
Equity-Settled Compensation Costs		-	37	-	-	37
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	(101)	(101)
Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689

For the year ended December 31, 2021 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2020		$3	$8,531	$(5,773)	$1,076	$3,837
Net Earnings (Loss)		-	-	1,416	-	1,416
Dividends on Shares of Common Stock ($0.4675 per share)	(Note 18)	-	-	(122)	-	(122)
Shares of Common Stock Purchased	(Note 18)	-	(111)	-	-	(111)
Equity-Settled Compensation Costs		-	38	-	-	38
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	16	16
Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074

See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

For the years ended December 31 (US$ millions)		2023	2022	2021

Operating Activities
Net earnings (loss)		$2,085	$3,637	$1,416
Depreciation, depletion and amortization		1,825	1,113	1,190
Accretion of asset retirement obligation	(Note 17)	19	18	22
Deferred income taxes	(Note 6)	144	(87)	(21)
Unrealized (gain) loss on risk management	(Note 24)	(194)	(741)	488
Unrealized foreign exchange (gain) loss	(Note 5)	(6)	14	21
Foreign exchange (gain) loss on settlements	(Note 5)	6	8	(11)
Other		20	148	104
Net change in other assets and liabilities		(62)	(57)	(39)
Net change in non-cash working capital	(Note 25)	330	(187)	(41)
Cash From (Used in) Operating Activities		4,167	3,866	3,129

Investing Activities
Capital expenditures	(Note 2)	(2,744)	(1,831)	(1,519)
Acquisitions	(Note 8)	(277)	(286)	(11)
Corporate acquisition, net of cash acquired	(Note 9)	(3,225)	-	-
Proceeds from divestitures	(Note 8)	772	228	1,025
Net change in investments and other		(45)	103	(20)
Cash From (Used in) Investing Activities		(5,519)	(1,786)	(525)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 15)	(109)	393	(950)
Issuance of long-term debt	(Note 15)	2,278	-	-
Repayment of long-term debt	(Note 15)	-	(1,634)	(1,137)
Purchase of shares of common stock	(Note 18)	(426)	(719)	(111)
Dividends on shares of common stock	(Note 18)	(307)	(239)	(122)
Finance lease payments and other		(77)	(69)	(99)
Cash From (Used in) Financing Activities		1,359	(2,268)	(2,419)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(9)	(2)	-

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(2)	(190)	185
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		5	195	10
Cash, Cash Equivalents and Restricted Cash, End of Year		$3	$5	$195

Cash, End of Year		$3	$5	$26
Cash Equivalents, End of Year		-	-	169
Restricted Cash, End of Year		-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Year		$3	$5	$195

Supplementary Cash Flow Information	(Note 25)

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

In these Consolidated Financial Statements, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars. Ovintiv’s financial results herein are consolidated and reported in U.S. dollars. All references to US$ or to $ are to United States dollars and references to C$ are to Canadian dollars.

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

The cost center ceiling is the sum of the estimated after-tax future net cash flows from proved reserves, using the 12‑month average trailing prices and unescalated future development and production costs, discounted at 10 percent, plus unproved property costs. The 12-month average trailing price is calculated as the average of the price on the first day of each month within the trailing 12-month period. Any excess of the carrying amount over the calculated ceiling amount is recognized as an impairment in net earnings.

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

Y)
RECENT ACCOUNTING PRONOUNCEMENTS

New Standards Issued Not Yet Adopted

•
As of January 1, 2024, Ovintiv will be required to adopt ASU 2023-07 “Improvements to Reportable Segment Disclosures”. The amendments enhance annual disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker and included within reported measures of segment profit or loss. In addition, all annual disclosures are to be presented in interim periods beginning in the first quarter of 2025. The amendments will be applied retrospectively to all prior periods presented on the date of adoption and are not expected to have a material impact on the Company’s Consolidated Financial Statements.
•
As of January 1, 2025, Ovintiv will be required to adopt ASU 2023-09 “Improvements to Income Tax Disclosures”. The standard requires disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The amendment requires the tabular rate reconciliation to be presented using both percentages and amounts, with additional separate disclosure for any reconciling items within certain categories equal to or greater than five percent of net earnings or loss before income tax and the applicable statutory federal income tax rate. The amendment also requires the disaggregation of income taxes paid by federal, state, and foreign jurisdictions, as well as additional disaggregated information on income taxes paid to an individual jurisdiction equal to or greater than five percent of total income taxes paid. Amendments will be applied prospectively at the date of adoption and are not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Results of Operations

Segment Information

	USA Operations			Canadian Operations			Market Optimization
For the years ended December 31	2023	2022	2021	2023	2022	2021	2023	2022	2021

Revenues
Product and service revenues	$5,570	$6,680	$4,883	$2,215	$3,476	$2,542	$2,876	$4,107	$3,043
Gains (losses) on risk management, net	10	(1,123)	(982)	(53)	(1,485)	(413)	-	-	-
Sublease revenues	-	-	-	-	-	-	-	-	-
Total Revenues	5,580	5,557	3,901	2,162	1,991	2,129	2,876	4,107	3,043

Operating Expenses
Production, mineral and other taxes	327	401	278	15	14	15	-	-	-
Transportation and processing	547	626	507	1,056	1,002	937	163	158	172
Operating	743	646	490	88	127	111	28	29	25
Purchased product	-	-	-	-	-	-	2,815	4,055	2,951
Depreciation, depletion and amortization	1,519	861	837	286	235	332	-	-	-
Total Operating Expenses	3,136	2,534	2,112	1,445	1,378	1,395	3,006	4,242	3,148
Operating Income (Loss)	$2,444	$3,023	$1,789	$717	$613	$734	$(130)	$(135)	$(105)

				Corporate & Other			Consolidated
				2023	2022	2021	2023	2022	2021

Revenues
Product and service revenues				$-	$-	$-	$10,661	$14,263	$10,468
Gains (losses) on risk management, net				194	741	(488)	151	(1,867)	(1,883)
Sublease revenues				71	68	73	71	68	73
Total Revenues				265	809	(415)	10,883	12,464	8,658

Operating Expenses
Production, mineral and other taxes				-	-	-	342	415	293
Transportation and processing				-	-	-	1,766	1,786	1,616
Operating				-	-	(1)	859	802	625
Purchased product				-	-	-	2,815	4,055	2,951
Depreciation, depletion and amortization				20	17	21	1,825	1,113	1,190
Accretion of asset retirement obligation				19	18	22	19	18	22
Administrative				393	422	442	393	422	442
Total Operating Expenses				432	457	484	8,019	8,611	7,139
Operating Income (Loss)				$(167)	$352	$(899)	2,864	3,853	1,519

Other (Income) Expenses
Interest							355	311	340
Foreign exchange (gain) loss, net							19	15	(23)
Other (gains) losses, net							(20)	(33)	(37)
Total Other (Income) Expenses							354	293	280
Net Earnings (Loss) Before Income Tax							2,510	3,560	1,239
Income tax expense (recovery)							425	(77)	(177)
Net Earnings (Loss)							$2,085	$3,637	$1,416

Intersegment Information

				Market Optimization
	Marketing Sales			Upstream Eliminations			Total
For the years ended December 31	2023	2022	2021	2023	2022	2021	2023	2022	2021

Revenues	$11,474	$15,622	$10,630	$(8,598)	$(11,515)	$(7,587)	$2,876	$4,107	$3,043

Operating Expenses
Transportation and processing	699	646	571	(536)	(488)	(399)	163	158	172
Operating	28	29	25	-	-	-	28	29	25
Purchased product	10,877	15,082	10,140	(8,062)	(11,027)	(7,189)	2,815	4,055	2,951
Operating Income (Loss)	$(130)	$(135)	$(106)	$-	$-	$1	$(130)	$(135)	$(105)

Revenues by Geographic Region

	United States			Canada			Total
For the years ended December 31	2023	2022	2021	2023	2022	2021	2023	2022	2021

Revenues
Product revenues (1)
Oil	$4,431	$4,524	$3,357	$3	$3	$7	$4,434	$4,527	$3,364
NGLs	676	1,045	862	1,023	1,358	1,158	1,699	2,403	2,020
Natural gas	458	1,108	664	1,186	2,104	1,368	1,644	3,212	2,032

Other revenues (2)	2,649	3,679	2,785	306	510	340	2,955	4,189	3,125
Gains (losses) on risk
management, net	104	(796)	(1,160)	47	(1,071)	(723)	151	(1,867)	(1,883)
Total Revenues	$8,318	$9,560	$6,508	$2,565	$2,904	$2,150	$10,883	$12,464	$8,658

(1)
Includes intercompany marketing fees transacted between the Company’s operating segments.
(2)
Includes market optimization and other revenues such as purchased product sold to third parties, sublease revenues and gathering and processing services provided to third parties.

Major Customers

In connection with the marketing and sale of Ovintiv’s own and purchased oil, NGLs and natural gas for the year ended December 31, 2023, the Company had one customer which individually accounted for more than 10 percent of Ovintiv’s product revenues. Sales to this customer, secured by a financial institution with an investment grade credit rating, totaled approximately $1,976 million which comprised $1,961 million in the United States and $15 million in Canada (2022 - one customer with sales of approximately $2,231 million; 2021 - one customer with sales of approximately $1,573 million).

Capital Expenditures by Segment

For the years ended December 31	2023	2022	2021

USA Operations	$2,189	$1,493	$1,125
Canadian Operations	549	334	391
Corporate & Other	6	4	3
	$2,744	$1,831	$1,519

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2023	2022	2023	2022	2023	2022

USA Operations	$1,938	$1,938	$13,129	$8,259	$16,033	$11,043
Canadian Operations	661	646	1,357	1,044	2,404	2,075
Market Optimization	-	-	-	-	232	446
Corporate & Other	-	-	154	165	1,318	1,492
	$2,599	$2,584	$14,640	$9,468	$19,987	$15,056

Goodwill, Property, Plant and Equipment and Total Assets by Geographic Region

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2023	2022	2023	2022	2023	2022

United States	$1,938	$1,938	$13,178	$8,316	$16,500	$11,749
Canada	661	646	1,462	1,152	3,487	3,307
	$2,599	$2,584	$14,640	$9,468	$19,987	$15,056

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues

	USA Operations			Canadian Operations			Market Optimization
For the years ended December 31	2023	2022	2021	2023	2022	2021	2023	2022	2021

Revenues from Customers
Product revenues (1)
Oil	$4,444	$4,537	$3,369	$3	$3	$7	$2,592	$3,415	$2,268
NGLs	679	1,049	864	1,029	1,363	1,163	26	19	42
Natural gas	458	1,107	664	1,192	2,119	1,377	231	646	704
Service revenues
Gathering and processing	5	3	-	2	2	5	-	-	5
Product and Service Revenues	$5,586	$6,696	$4,897	$2,226	$3,487	$2,552	$2,849	$4,080	$3,019

				Corporate & Other			Consolidated
				2023	2022	2021	2023	2022	2021

Revenues from Customers
Product revenues (1)
Oil				$-	$-	$-	$7,039	$7,955	$5,644
NGLs				-	-	-	1,734	2,431	2,069
Natural gas				-	-	-	1,881	3,872	2,745
Service revenues
Gathering and processing				-	-	-	7	5	10
Product and Service Revenues				$-	$-	$-	$10,661	$14,263	$10,468

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at December 31, 2023, receivables and accrued revenues from contracts with customers were $1,070 million (2022 - $1,257 million).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at December 31, 2023.

As at December 31, 2023, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

For the years ended December 31	2023	2022	2021

Interest Expense on:
Debt	$343	$297	$323
Finance leases (See Note 14)	2	2	3
Other	10	12	14
	$355	$311	$340

For the year ended December 31, 2022, interest expense on debt includes $22 million related to premiums paid to repurchase certain of the Company’s senior notes in the open market as discussed in Note 15. Additionally, interest expense on debt for the year ended December 31, 2022, includes a make-whole interest payment of $47 million (2021 ‑ $19 million) resulting from the early redemption of certain of the Company's senior notes and $30 million in non-cash fair value amortization related to the redemption of those senior notes which were previously acquired through a business combination (see Note 15).

5.	Foreign Exchange (Gain) Loss, Net

For the years ended December 31	2023	2022	2021

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar financing debt issued from Canada	$-	$-	$1
Translation of U.S. dollar risk management contracts issued from Canada	(20)	14	20
Translation of intercompany notes	14	-	-
	(6)	14	21
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	(2)	8	(8)
U.S. dollar risk management contracts issued from Canada	8	5	(33)
Intercompany notes	8	-	(3)
Other Monetary Revaluations	11	(12)	-
	$19	$15	$(23)

6.	Income Taxes

The provision for income taxes is as follows:

For the years ended December 31	2023	2022	2021

Current Tax
United States	$12	$10	$-
Canada	269	-	(156)
Total Current Tax Expense (Recovery)	281	10	(156)

Deferred Tax
United States	248	(275)	1
Canada	(104)	188	(22)
Total Deferred Tax Expense (Recovery)	144	(87)	(21)
Income Tax Expense (Recovery)	$425	$(77)	$(177)

During the year ended December 31, 2023, the current income tax expense was primarily due to the full utilization of Ovintiv’s operating losses in Canada and recognition of prior year deferred income, resulting in current tax in 2023. During the year ended December 31, 2022, the current income tax expense was primarily due to state taxes. During the year ended December 31, 2021, the current income tax recovery was primarily due to the resolution of prior years’ tax items. The resolution, along with other items, resulted in a $222 million reduction of unrecognized tax benefits, offset by a $66 million reduction in valuation allowance. The Company also recognized related interest income of $12 million in other (gains) losses, net.

During the year ended December 31, 2023, the deferred tax expense was primarily due to taxes on U.S. earnings, offset by the recognition of U.S. federal and state research and development credits of $128 million and $8 million, respectively, associated with eligible drilling and completions costs incurred in prior years. In addition, the deferred tax recovery in Canada is primarily resulting from the recognition of prior year deferred income as discussed above.

The following table reconciles income taxes calculated at the applicable statutory rate with the actual income taxes:

For the years ended December 31	2023	2022	2021

Net Earnings (Loss) Before Income Tax	$2,510	$3,560	$1,239
United States Federal Statutory Rate	21.0%	21.0%	21.0%
Expected Income Tax Expense (Recovery)	527	748	260
Effect on Taxes Resulting From:
State income tax	23	26	43
Income tax related to foreign operations	20	60	9
Research & development credits	(128)	-	-
Non-taxable items	10	246	-
Amounts in respect of prior periods	(19)	101	60
Change in valuation allowance	(18)	(1,299)	(558)
Other	10	41	9
	$425	$(77)	$(177)
Effective Tax Rate	16.9%	(2.2%)	(14.3%)

During the year ended December 31, 2023, a valuation allowance of $18 million was reversed primarily related to operating losses and Canadian net capital losses. During the year ended December 31, 2022, a valuation allowance of $1,299 million was reversed of which $1,028 million was recognized as a result of positive earnings in the U.S. and Canada. Deferred income tax assets are routinely assessed for realizability, and consequently, after weighing both positive and negative evidence, the Company reversed an additional $271 million of the valuation allowance primarily due to positive forecasted earnings in the U.S. During the year ended December 31, 2021, a valuation allowance reversal of $558 million was recognized as a result of positive earnings in the U.S. and Canada.

The effective tax rate of 16.9 percent for the year ended December 31, 2023 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the recognition of research and development credits described above.

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

The net deferred income tax asset (liability) consists of:

As at December 31	2023	2022

Deferred Income Tax Assets
Net operating and net capital losses carried forward	$1,874	$2,290
General business credits	146	10
Compensation plans	60	72
Other	15	8
Less: valuation allowance	(1,340)	(1,326)

Deferred Income Tax Liabilities
Property, plant and equipment	(744)	(676)
Risk management	(49)	(10)
Deferred income	-	(248)
Other	(19)	(33)
Net Deferred Income Tax Asset (Liability)	$(57)	$87

As at December 31, 2023, Ovintiv has a valuation allowance against certain U.S. federal and state losses as well as foreign tax credits in the amount of $39 million (2022 - $47 million related to U.S. federal and state losses) and Canadian net capital losses in the amount of $1,301 million (2022 - $1,279 million) as it is more likely than not that these benefits will not be realized based on expected future taxable earnings as determined in accordance with the Company’s accounting policies.

The net deferred income tax asset (liability) for the following jurisdictions is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2023	2022

Deferred Income Tax Assets
United States	$53	$271
Canada	-	-
	53	271

Deferred Income Tax Liabilities
United States	$(28)	$-
Canada	(82)	(184)
	(110)	(184)
Net Deferred Income Tax Asset (Liability)	$(57)	$87

Tax basis, loss carryforwards and business credits available are as follows:

As at December 31	2023	Expiration Date

United States
Tax basis	$9,982	Indefinite
Net operating losses (federal)	2,500	2024 - 2038 (1)
Business credits	146	2032 - 2044
Canada
Tax basis	$1,065	Indefinite
Net capital losses	5,479	Indefinite

(1) Includes net operating losses of $1,187 million which have an indefinite expiration date.

As at December 31, 2023, the Company had a taxable temporary difference of approximately $705 million (2022 ‑ $339 million) in respect of unremitted earnings that continue to be permanently reinvested for which a deferred income tax liability of $35 million (2022 - $17 million) has not been recognized and becomes subject to taxation upon the remittance of dividends. The deferred tax liability considers U.S. federal, state and foreign withholding tax implications.

The following table presents changes in the balance of Ovintiv’s unrecognized tax benefits excluding interest:

For the years ended December 31	2023	2022

Balance, Beginning of Year	$(9)	$(10)
Additions for tax positions taken in the current year	(184)	-
Settlements	6	-
Foreign currency translation	-	1
Balance, End of Year	$(187)	$(9)

The unrecognized tax benefit is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2023	2022

Income Tax Payable	$(2)	$(1)
Other Liabilities and Provisions	(16)	-
Deferred Income Tax Liability	(169)	(8)
Balance, End of Year	$(187)	$(9)

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained upon audit by the taxing authorities. During the year ended December 31, 2023, the Company recorded unrecognized U.S. federal and state tax benefits of $148 million and $36 million, respectively, resulting from research and development expenditures related to drilling and completions costs incurred in prior years.

If recognized, all of Ovintiv’s unrecognized tax benefits as at December 31, 2023 would affect Ovintiv’s effective income tax rate. The nature of the unrecognized tax benefits is highly uncertain. As at December 31, 2023, Ovintiv does not anticipate that the amount of unrecognized tax benefits will significantly change during the next 12 months.

Ovintiv may recognize interest accrued in respect of unrecognized tax benefits in interest expense. During 2023, Ovintiv recognized an expense of nil (2022 - nil; 2021 - recovery of $6 million) in interest expense. As at December 31, 2023, Ovintiv had no liability recorded (2022 - nil) for interest accrued in respect of unrecognized tax benefits.

Included below is a summary of the tax years, by jurisdiction, that remain statutorily open for examination by the taxing authorities.

Jurisdiction	Taxation Year

United States - Federal	2019 - 2023
United States - State	2018 - 2023
Canada - Federal	2015 - 2023
Canada - Provincial	2015 - 2023

Ovintiv and its subsidiaries file income tax returns primarily in the United States and Canada. Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion.

7.	Accounts Receivable and Accrued Revenues

As at December 31	2023	2022

Trade Receivables and Accrued Revenues
Production accruals	$900	$881
Market optimization	170	376
Joint interest and trade receivables	244	200
Derivative settlements	-	7
Corporate and other	19	26
Total Trade Receivables and Accrued Revenues	1,333	1,490
Prepaids	55	38
Deposits and Other	59	70
	1,447	1,598
Expected Credit Loss Allowance	(5)	(4)
	$1,442	$1,594

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

Ovintiv’s estimated credit loss allowance is estimated using historical loss information, current industry conditions and payment practices, as well as reasonable and supportable forecasts of future economic conditions. Credit risk is assessed based on days outstanding and utilizes both internal credit assessments and publicly available credit information. As at December 31, 2023, the current period expected credit loss allowance was $5 million (2022 ‑ $4 million). See Note 24 for more information on credit risk exposures.

8.	Acquisitions and Divestitures

For the years ended December 31	2023	2022	2021

Acquisitions
USA Operations	$271	$277	$11
Canadian Operations	6	9	-
Total Acquisitions	277	286	11

Divestitures
USA Operations	(771)	(230)	(772)
Canadian Operations	(1)	2	(253)
Total Divestitures	(772)	(228)	(1,025)
Net Acquisitions & (Divestitures)	$(495)	$58	$(1,014)

ACQUISITIONS

Acquisitions in the USA Operations in 2023 primarily included property purchases in Permian and Uinta with oil and liquids‑rich potential. Acquisitions in the USA Operations in 2022 primarily included property purchases in Permian with oil and liquids‑rich potential.

DIVESTITURES

USA Operations

In 2023, divestitures in the USA Operations primarily included the sale of Bakken located in North Dakota for proceeds of approximately $734 million, after closing and other adjustments.

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

Acquisition of Midland Basin Assets (“Permian Acquisition”)

On June 12, 2023, Ovintiv completed a business combination to purchase all of the outstanding equity interests in seven Delaware limited liability companies (“Permian LLCs”) pursuant to the purchase agreement with Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC and Piedra Energy IV Holdings, LLC, which are portfolio companies of funds managed by EnCap Investments L.P (“EnCap”). The Company paid aggregate cash consideration of approximately $3.2 billion and issued approximately 31.8 million shares of Ovintiv common stock, representing a value of approximately $1.2 billion, and is subject to final closing adjustments under the purchase agreement which is expected to be finalized by the end of March 31, 2024. The cash portion of the consideration was funded through a combination of net proceeds from the Company’s May 2023 senior notes offering (see Note 15), net proceeds from the sale of Bakken (see Note 8), cash on hand and proceeds from short-term borrowings. Transaction costs of approximately $76 million were included in administrative expense.

The acquisition is strategically located in close proximity to Ovintiv’s current Permian operations and adds approximately 1,050 net well locations to Ovintiv’s existing Permian inventory and approximately 65,000 net acres. The assets acquired generated revenues of $1.1 billion and direct operating expenses of $206 million for the period from June 12, 2023, to December 31, 2023. The results of operations from the acquired Permian assets have been included in Ovintiv’s consolidated financial statements as of June 12, 2023.

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

The preliminary purchase price allocation was based on the initial valuations from estimates and assumptions that management believes are reasonable. These will be subject to change based on the determination of the final closing adjustments and when the remaining information necessary to complete the valuation is obtained. The Company expects the purchase price allocation to be completed by March 31, 2024, and the value of net assets and liabilities acquired may be revised as appropriate until it is finalized.

Preliminary Purchase Price Allocation

Consideration:
Fair value of shares of Ovintiv common stock issued (1)	$1,169
Consideration paid in cash (2)	3,241
Total Consideration	$4,410

Assets Acquired:
Cash and cash equivalents	$16
Accounts receivable and accrued revenues (3)	202
Proved properties (3)	3,727
Unproved properties (3)	933
Other property, plant and equipment (3)	17

Liabilities Assumed:
Accounts payable and accrued liabilities (3)	(451)
Asset retirement obligation	(28)
Other liabilities and provisions	(6)
Total Purchase Price	$4,410
(1)
The fair value was based on the issuance of 31.8 million shares of common stock using the NYSE price of $36.78 on June 12, 2023.
(2)
The consideration is still subject to final closing adjustments and is expected to be finalized by March 31, 2024.
(3)
Since the completion of the business combination on June 12, 2023, additional information related to pre-acquisition assets and liabilities was obtained resulting in measurement period adjustments. Changes in the fair value estimates comprised an increase in accounts receivable and accrued revenues of $22 million, an increase in proved properties of $134 million, a decrease in unproved properties of $208 million, a decrease in other property, plant and equipment of $16 million, and a decrease in accounts payable and accrued liabilities of $68 million.

The Company used the income approach valuation technique for the fair value of assets acquired and liabilities assumed. The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their nature and/or short-term maturity of the instruments. The fair value of tubular inventory in other property, plant and equipment was based on the fair value approach, which utilized recent sales of inventory, asset listings and records with consideration for the relative age, condition, utilization and economic support of the inventory. The fair values of the proved properties, unproved properties and asset retirement obligation were categorized within Level 3 and were determined using relevant market assumptions, including discount rates, future commodity prices and costs, timing of development activities, projections of oil and gas reserves, and estimates to abandon and reclaim producing wells. Level 3 inputs require significant judgment and estimates to be made.

For income tax purposes, the Permian Acquisition is treated as an asset purchase, and as a result, the tax basis in the assets and liabilities reflect their allocated fair value.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information combines the historical financial results of Ovintiv with the Permian LLCs and has been prepared as though the acquisition and the associated debt issuance described in Note 15 had occurred on January 1, 2022. The pro forma information is not intended to reflect the actual results of operations that would have occurred if the Permian Acquisition had been completed at the date indicated. In addition, the pro forma information is not intended to be a projection of Ovintiv’s results of operations for any future period.

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred of approximately $76 million for the years ended December 31, 2023, and 2022. The pro forma financial information does not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been or will be incurred to integrate the assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions, and their results were not deemed material.

For the years ended December 31 (US$ millions, except per share amounts)	2023	2022

Revenues	$11,485	$13,363
Net Earnings (Loss)	$2,315	$3,777

Net Earnings (Loss) per Share
Basic	$8.43	$13.19
Diluted	8.31	12.98

10.	Property, Plant and Equipment, Net

As at December 31	2023			2022
	Cost	Accumulated DD&A	Net	Cost	Accumulated DD&A	Net

USA Operations
Proved properties	$47,440	$(35,799)	$11,641	$41,382	$(34,280)	$7,102
Unproved properties	1,449	-	1,449	1,127	-	1,127
Other	39	-	39	30	-	30
	48,928	(35,799)	13,129	42,539	(34,280)	8,259

Canadian Operations
Proved properties	16,644	(15,332)	1,312	15,672	(14,687)	985
Unproved properties	37	-	37	45	-	45
Other	8	-	8	14	-	14
	16,689	(15,332)	1,357	15,731	(14,687)	1,044

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	853	(699)	154	831	(666)	165
	$66,477	$(51,837)	$14,640	$59,108	$(49,640)	$9,468

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $177 million, which have been capitalized during the year ended December 31, 2023 (2022 - $178 million).

For the years ended December 31, 2023, December 31, 2022, and December 31, 2021, Ovintiv did not recognize ceiling test impairments in the USA or Canadian cost centers. The 12-month average trailing prices used in the ceiling test calculations reflect benchmark prices adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality. The benchmark prices are disclosed in Note 27.

11.	Other Assets

As at December 31	2023	2022

Operating Lease ROU Assets (See Note 14)	$894	$870
Long-Term Investments	26	21
Long-Term Receivables	37	58
Deferred Charges	44	44
Other	14	11
	$1,015	$1,004

12.	Goodwill

As at December 31	2023	2022

United States
Balance, beginning and end of year	$1,938	$1,938

Canada
Balance, beginning of year	646	690
Foreign currency translation adjustment	15	(44)
Balance, end of year	661	646
Total Goodwill	$2,599	$2,584

The Company had no additions or dispositions relating to goodwill during 2023 or 2022. The change in the Canada goodwill balance reflects movement due to foreign currency translation.

Goodwill was assessed for impairment as at December 31, 2023, and December 31, 2022. The fair values of the United States and Canada reporting units were determined to be greater than the respective carrying values of the reporting units. Accordingly, no goodwill impairments were recognized.

13.	Accounts Payable and Accrued Liabilities

As at December 31	2023	2022

Trade Payables	$586	$436
Capital Accruals	239	196
Royalty and Production Accruals	775	718
Market Optimization Accruals	179	314
Outstanding Disbursements	45	74
Payroll & Other Accruals	191	211
Interest Payable	115	65
Derivative Settlements	-	17
Current Portion of Long-Term Incentive Costs (See Note 21)	14	139
Other Derivative Contracts (See Notes 23, 24)	4	-
Current Portion of Finance Lease Obligations (See Note 14)	7	6
Current Portion of Asset Retirement Obligation (See Note 17)	54	45
	$2,209	$2,221

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

As at December 31 (US$ millions, unless otherwise specified)	2023	2022

Consolidated Balance Sheet (1):
Operating Lease ROU Assets, in Other Assets	$894	$870
Finance Lease ROU Assets, in Other Property Plant and Equipment	17	22

Operating Lease Liabilities:
Current	87	76
Long-term	832	814

Finance Lease Liabilities:
Current, in accounts payable and accrued liabilities	7	6
Long-term, in other liabilities and provisions	20	27

Weighted Average Discount Rate
Operating leases	5.45%	5.39%
Finance leases	6.11%	6.11%
Weighted Average Remaining Lease Term
Operating leases	12.8 years	14.0 years
Finance leases	3.5 years	4.5 years
(1)
Total ROU assets and liabilities are recorded at the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

For the years ended December 31	2023	2022

Lease Costs (1):
Operating Lease Costs, Excluding Short-Term Leases	$180	$140

Finance Lease Costs:
Amortization of ROU assets	5	5
Interest on lease liabilities	2	2
Total Finance Lease Costs	7	7

Short-Term Lease Costs	232	189
Variable Lease Costs	41	14

Sublease Income:
Operating lease income	50	48
Variable lease income	21	20

Other Information (2):
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash outflows from operating leases	182	176
Investing cash outflows from operating leases	225	151
Operating cash outflows from finance leases	2	2
Financing cash outflows from finance leases	6	6

Supplemental Non-Cash Information:
New ROU operating lease assets and liabilities	113	75
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

Operating lease expense is reflected in the Consolidated Statement of Earnings as follows:

For the years ended December 31	2023	2022

Operating Lease Expense
Transportation and processing	$4	$3
Operating	82	70
Administrative	101	101
Total Operating Lease Expense	$187	$174

The following table outlines the Company’s future lease payments and lease liabilities related to the Company’s operating and finance leases as at December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter	Total

Operating Leases (1)
Expected Future Lease Payments	$133	$108	$93	$87	$85	$793	$1,299
Less: Discounting							380
Present Value of Future Operating
Lease Payments							$919

Sublease Income (undiscounted)	$(44)	$(44)	$(44)	$(44)	$(42)	$(378)	$(596)

Finance Leases
Expected Future Lease Payments	$8	$9	$9	$4	$-	$-	$30
Less: Discounting							3
Present Value of Future Finance
Lease Payments							$27

Sublease Income (undiscounted) (2)	$(8)	$(8)	$(8)	$(3)	$-	$-	$(27)
(1)
Lease payments are presented based on the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.
(2)
Classified as operating lease.

There are no material commitments for leases with terms greater than one year that have not yet commenced at December 31, 2023.

15.	Long-Term Debt

As at December 31	Note	2023	2022

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	A	$284	$393
U.S. Unsecured Notes:	B
5.65% due May 15, 2025		600	-
5.375% due January 1, 2026		459	459
5.65% due May 15, 2028		700	-
8.125% due September 15, 2030		300	300
7.20% due November 1, 2031		350	350
7.375% due November 1, 2031		500	500
6.25% due July 15, 2033		600	-
6.50% due August 15, 2034		599	599
6.625% due August 15, 2037		390	390
6.50% due February 1, 2038		430	430
5.15% due November 15, 2041		148	148
7.10% due July 15, 2053		400	-
Total Principal	F	5,760	3,569

Increase in Value of Debt Acquired	C	22	27
Unamortized Debt Discounts and Issuance Costs	D	(45)	(26)
Total Long-Term Debt		$5,737	$3,570

Current Portion	E	$284	$393
Long-Term Portion		5,453	3,177
		$5,737	$3,570

A)
REVOLVING CREDIT AND TERM LOAN BORROWINGS

At December 31, 2023, Ovintiv had in place committed revolving U.S. dollar denominated bank credit facilities totaling $3.5 billion, which included $2.2 billion on a revolving bank credit facility for Ovintiv Inc. and $1.3 billion on a revolving bank credit facility for a Canadian subsidiary. The facilities are extendible from time to time, but not more than once per year, for a period not longer than five years plus 90 days from the date of the extension request, at the option of the lenders and upon notice from Ovintiv. The facilities mature in July 2026, and are fully revolving up to maturity.

At December 31, 2023, the Company had $270 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 6.17 percent, which is supported by the Company's credit facilities. The Company also had $14 million drawn on its revolving credit facilities as at December 31, 2023. The Ovintiv Inc. facility is unsecured and bears interest at either the lenders’ U.S. base rate or SOFR, plus applicable margins. The Canadian subsidiary facility bears interest at the lenders’ rates for Canadian prime, U.S. base rate, Bankers’ Acceptances or SOFR, plus applicable margins.

Ovintiv is subject to a financial covenant in its credit facility agreements whereby financing debt to adjusted capitalization cannot exceed 60 percent. Financing debt primarily includes total long-term debt and finance lease obligations. Adjusted capitalization is calculated as the sum of total financing debt, shareholders’ equity and a $7.7 billion equity adjustment for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. As at December 31, 2023, the Company is in compliance with all financial covenants.

Standby fees paid in 2023 relating to revolving credit and term loan agreements were approximately $8 million (2022 ‑ $8 million; 2021 - $10 million) and were included in interest expense in the Consolidated Statement of Earnings.

B)
UNSECURED NOTES

Shelf Prospectus

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the United States. The U.S. shelf registration statement was renewed in the first quarter of 2023 and expires in March 2026. The ability to issue securities under the U.S. shelf registration statement is dependent upon market conditions and securities law requirements.

U.S. Unsecured Notes

Unsecured notes include medium-term notes and senior notes that are issued from time to time under trust indentures and have equal priority with respect to the payment of both principal and interest.

On May 31, 2023, Ovintiv completed a public offering of senior unsecured notes of $600 million with a coupon rate of 5.65 percent due May 15, 2025, $700 million with a coupon rate of 5.65 percent due May 15, 2028, $600 million with a coupon rate of 6.25 percent due July 15, 2033, and $400 million with a coupon rate of 7.10 percent due July 15, 2053. The net proceeds of the offering, totaling $2,278 million, were used to fund a portion of the Company’s Permian Acquisition. See Note 9 for further information on the business combination.

On June 10, 2022, Ovintiv redeemed the Company’s $1,000 million, 5.625 percent senior notes due July 1, 2024, using cash on hand and proceeds from short-term borrowings. Ovintiv paid approximately $1,072 million in cash including accrued and unpaid interest of $25 million and a make-whole payment of $47 million, which is included in interest expense as discussed in Note 4.

During the year ended December 31, 2022, the Company repurchased approximately $565 million in principal amount of its senior notes in the open market. The aggregate cash payments related to the note repurchases were $587 million, plus accrued interest, and premiums of approximately $22 million were recognized in interest expense as discussed in Note 4.

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

D)
UNAMORTIZED DEBT DISCOUNTS AND ISSUANCE COSTS

Long-term debt premiums and discounts are capitalized within long-term debt and are being amortized using the effective interest method. During 2023, $22 million in debt discounts and issuance costs were capitalized related to the U.S. unsecured notes issued in May 2023. During 2022, $6 million in issuance costs were capitalized related to the renewal of the Company’s credit facilities. Issuance costs are amortized over the term of the related debt.

E)
CURRENT PORTION OF LONG-TERM DEBT

As at December 31, 2023, the current portion of long-term debt was $284 million (2022 - $393 million).

F)
PROJECTED DEBT PAYMENTS

	Principal	Interest
As at December 31	Amount	Amount

2024	$284	$377
2025	600	334
2026	459	305
2027	-	292
2028	700	273
Thereafter	3,717	1,963
Total	$5,760	$3,544

As at December 31, 2023, total long-term debt had a carrying value of $5,737 million and a fair value of $5,989 million (2022 - carrying value of $3,570 million and a fair value of $3,648 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

16.	Other Liabilities and Provisions

As at December 31	2023	2022

Finance Lease Obligations (See Note 14)	$20	$27
Unrecognized Tax Benefits (See Note 6)	16	-
Pensions and Other Post-Employment Benefits (See Note 22)	74	73
Long-Term Incentive Costs (See Note 21)	-	14
Other Derivative Contracts (See Notes 23, 24)	-	5
Other	22	12
	$132	$131

17.	Asset Retirement Obligation

As at December 31	2023	2022

Asset Retirement Obligation, Beginning of Year	$326	$385
Liabilities Incurred	6	4
Liabilities Acquired (See Note 9)	28	-
Liabilities Settled and Divested	(66)	(128)
Change in Estimated Future Cash Outflows	13	58
Accretion Expense	19	18
Foreign Currency Translation	4	(11)
Asset Retirement Obligation, End of Year	$330	$326

Current Portion (See Note 13)	$54	$45
Long-Term Portion	276	281
	$330	$326

18.	Share Capital

AUTHORIZED

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

ISSUED AND OUTSTANDING

As at December 31	2023		2022		2021
	Number (millions)	Amount	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	245.7	$3	258.0	$3	259.8	$3
Shares of Common Stock Purchased	(9.9)	-	(14.7)	-	(3.1)	-
Shares of Common Stock Issued	35.9	-	2.4	-	1.3	-
Shares of Common Stock Outstanding, End of Year	271.7	$3	245.7	$3	258.0	$3

On June 12, 2023, in accordance with the terms of the Permian Acquisition agreement, Ovintiv issued approximately 31.8 million shares of common stock as a component of the consideration paid to EnCap as discussed in Note 9. In conjunction with the share issuance, the Company recognized share capital of $318 thousand and paid in surplus of $1,169 million.

NORMAL COURSE ISSUER BID AND OTHER SHARE BUYBACKS

On September 26, 2023, Ovintiv announced it had received regulatory approval for the renewal of its NCIB program, that enables the Company to purchase, for cancellation or return to treasury, up to approximately 26.7 million shares of common stock over a 12-month period from October 3, 2023 to October 2, 2024.

During the year ended December 31, 2023, under its 2022 NCIB program which extended from October 3, 2022 to October 2, 2023, the Company purchased approximately 7.7 million shares for total consideration of approximately $328 million. Of the amount paid, $77 thousand was charged to share capital and $328 million was charged to paid in surplus.

In addition to the NCIB purchases, during the year ended December 31, 2023, the Company purchased approximately 2.2 million shares of common stock for total consideration of approximately $98 million. Of the amount paid, $22 thousand was charged to share capital and $98 million was charged to paid in surplus.

During the year ended December 31, 2022, the Company purchased approximately 3.5 million shares under its 2022 NCIB program and 11.2 million shares under its 2021 NCIB program, which extended from October 1, 2021 to September 30, 2022. Total consideration of approximately $719 million was paid to complete the share repurchases, of which $147 thousand was charged to share capital and $719 million was charged to paid in surplus.

During the year ended December 31, 2021, the Company purchased approximately 3.1 million shares under its 2021 NCIB program for total consideration of approximately $111 million. Of the amount paid, $28 thousand was charged to share capital and $111 million was charged to paid in surplus.

All NCIB purchases were made in accordance with their respective programs at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

DIVIDENDS

During the year ended December 31, 2023, the Company declared and paid dividends of $1.15 per share of common stock, totaling $307 million (2022 - $0.95 per share of common stock, totaling $239 million; 2021 - $0.4675 per share of common stock, totaling $122 million).

Ovintiv’s quarterly dividend payment in 2023 was $0.25 per share of common stock in the first quarter and $0.30 per share of common stock for each of the second, third and fourth quarters. Ovintiv’s quarterly dividend payment in 2022 was $0.20 per share of common stock in the first quarter and $0.25 per share of common stock for each of the second, third and fourth quarters. Ovintiv’s quarterly dividend payment in 2021 was $0.09375 per share of common stock for each of the first two quarters and $0.14 per share of common stock for each of the third and fourth quarters.

On February 27, 2024, the Board of Directors declared a dividend of $0.30 per share of common stock payable on March 28, 2024 to common shareholders of record as of March 15, 2024.

EARNINGS PER SHARE OF COMMON STOCK

The following table presents the calculation of net earnings (loss) per share of common stock:

For the years ended December 31 (US$ millions, except per share amounts)	2023	2022	2021

Net Earnings (Loss)	$2,085	$3,637	$1,416

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	259.9	253.6	260.4
Effect of dilutive securities	4.0	4.8	6.0
Weighted Average Shares of Common Stock Outstanding - Diluted	263.9	258.4	266.4

Net Earnings (Loss) per Share of Common Stock
Basic	$8.02	$14.34	$5.44
Diluted	7.90	14.08	5.32

STOCK-BASED COMPENSATION PLANS

Ovintiv’s Performance Share Unit (“PSU”) and Restricted Share Unit (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 4.1 million shares of common stock during the year ended December 31, 2023 (2022 - 2.4 million shares of common stock) as certain PSU and RSU grants vested during the year. Certain PSUs and RSUs are classified as equity-settled if the Company has sufficient common stock held in reserve for issuance. These awards are included in the calculation of fully diluted net earnings (loss) per share of common stock, using the treasury stock method, if dilutive.

Ovintiv’s stock options with associated Tandem Stock Appreciation Rights (“TSARs”) give the employee the right to purchase shares of common stock of the Company or receive cash. Historically, most holders of options have elected to exercise their TSARs in exchange for a cash payment. As a result, outstanding options are not considered potentially dilutive securities.

An aggregate of 7.4 million shares of common stock is authorized and held in reserve for issuance, of which 4.4 million shares of common stock remain available for issuance under the Company’s stock-based compensation plans as at December 31, 2023. Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders.

See Note 21 for further information on Ovintiv’s outstanding and exercisable TSARs, PSUs and RSUs.

19.	Accumulated Other Comprehensive Income

For the years ended December 31	2023	2022	2021

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$937	$1,044	$1,042
Change in Foreign Currency Translation Adjustment	63	(107)	2
Balance, End of Year	$1,000	$937	$1,044

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$54	$48	$34

Other Comprehensive Income Before Reclassifications:
Net actuarial gains and (losses) (See Note 22)	3	13	14
Income taxes	(1)	(3)	(4)
Net prior service costs from plan amendment (See Note 22)	-	-	11
Income taxes	-	-	(2)

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 22)	(8)	(6)	(8)
Income taxes	2	2	2
Reclassification of net prior service costs to net earnings (See Note 22)	-	-	1
Income taxes	-	-	-

Balance, End of Year	$50	$54	$48
Total Accumulated Other Comprehensive Income	$1,050	$991	$1,092

20.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at December 31, 2023, VMLP provides approximately 1,156 MMcf/d of natural gas gathering and compression and 918 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from eight to 22 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,251 million as at December 31, 2023. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 26 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at December 31, 2023, accounts payable and accrued liabilities included $0.2 million related to the take or pay commitment.

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

During the first quarter of 2023, Ovintiv’s Board of Directors resolved to settle certain PSU awards and RSU awards with the issuance of the Company’s common stock. Accordingly, these awards were modified and reclassified as equity-settled share-based payment transactions at the modification date. There was no incremental compensation cost recognized at the modification date.

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

The Company has recognized the following share-based compensation costs:

For the years ended December 31	2023	2022	2021

Total Compensation Costs of Transactions Classified as Cash-Settled	$(22)	$152	$118
Total Compensation Costs of Transactions Classified as Equity-Settled	98	82	47
Less: Total Share-Based Compensation Costs Capitalized	(29)	(32)	(27)
Total Share-Based Compensation Expense (Recovery)	$47	$202	$138

Recognized in the Consolidated Statement of Earnings in:
Operating	$25	$38	$31
Administrative	22	164	107
	$47	$202	$138

As at December 31, 2023, the liability for cash-settled share-based payment transactions totaled $14 million (2022 ‑ $153 million), of which $14 million (2022 - $139 million) is recognized in accounts payable and accrued liabilities and nil (2022 - $14 million) is recognized in other liabilities and provisions in the Consolidated Balance Sheet.

The following sections outline certain information related to Ovintiv’s compensation plans as at December 31, 2023.

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

The following table summarizes information related to the U.S. dollar denominated SARs:

As at December 31	2023			2022
	Outstanding SARs (thousands of units)	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)	Outstanding SARs (thousands of units)	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	530	44.17	2.4	1,150	38.89
Granted	-	-		-	-
Exercised (1)	(20)	20.91		(401)	22.14
Forfeited	(14)	56.95		-	-
Expired	-	-		(219)	56.75
Outstanding, End of Year (2)	496	44.77	1.5	530	44.17	2.4
Vested and Exercisable, End of Year (3)	496	44.77	1.5	530	44.17	2.4

(1)
The intrinsic value of option awards exercised and cash-settled during 2023 was $1 million (2022 - $11 million; 2021 - $2 million).
(2)
The intrinsic value of option awards outstanding at December 31, 2023, was $5 million (2022 - $14 million).
(3)
The intrinsic value of option awards vested and exercisable at December 31, 2023, was $5 million (2022 - $14 million).

The following weighted average assumptions were used to determine the fair value of SARs outstanding:

	US$ Share Units
As at December 31	2023	2022	2021

Risk Free Interest Rate	3.95%	4.02%	0.94%
Dividend Yield	2.73%	1.97%	1.66%
Expected Volatility Rate (1)	52.32%	107.80%	106.20%
Expected Term	1.1 yrs	1.6 yrs	1.4 yrs
Market Share Price	US$43.92	US$50.71	US$33.70
Weighted Average Grant Date Fair Value	US$44.77	US$44.17	US$38.89
(1)
Volatility was estimated using historical rates.

As at December 31, 2023, and 2022, there were no unvested SARs outstanding and no associated unrecognized compensation costs.

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

The following table summarizes information related to the TSARs:

As at December 31	2023			2022
	Outstanding TSARs (thousands of units)	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)	Outstanding TSARs (thousands of units)	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	290	60.31	2.2	733	54.17
Granted	-	-		-	-
Exercised - SARs (1)	(23)	32.67		(269)	36.16
Exercised - Options (1)	-	-		-	-
Forfeited	(5)	72.77		-	-
Expired	-	-		(174)	71.70
Outstanding, End of Year (2)	262	62.45	1.3	290	60.31	2.2
Vested and Exercisable, End of Year (3)	262	62.45	1.3	290	60.31	2.2

(1)
The intrinsic value of option awards exercised and cash-settled during 2023 was nil (2022 - $6 million; 2021 - $2 million).
(2)
The intrinsic value of option awards outstanding at December 31, 2023, was $2 million (2022 - $7 million).
(3)
The intrinsic value of option awards vested and exercisable at December 31, 2023, was $2 million (2022 - $7 million).

The following weighted average assumptions were used to determine the fair value of TSARs outstanding:

	C$ Share Units
As at December 31	2023	2022	2021

Risk Free Interest Rate	3.95%	4.02%	0.94%
Dividend Yield	2.78%	1.90%	1.65%
Expected Volatility Rate (1)	48.87%	106.16%	104.80%
Expected Term	0.9 yrs	1.5 yrs	1.4 yrs
Market Share Price	C$58.16	C$68.56	C$42.56
Weighted Average Grant Date Fair Value	C$62.45	C$60.31	C$54.17
(1)
Volatility was estimated using historical rates.

As at December 31, 2023, and 2022, there were no unvested TSARs outstanding and no associated unrecognized compensation costs.

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

The following tables summarize information related to the PSUs:

As at December 31	2023 (1)		2022 (2)
U.S. Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	2,261	20.17	2,427	20.04
Granted	1,248	21.38	312	45.61
Vested and Released (3)	(2,202)	12.65	(515)	35.05
Units, in Lieu of Dividends	37	33.41	44	20.15
Forfeited	(37)	36.59	(7)	16.47
Unvested and Outstanding, End of Year	1,307	33.91	2,261	20.17

As at December 31	2023 (1)		2022 (2)
Canadian Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	1,048	24.74	1,223	26.75
Granted	614	26.20	146	57.95
Vested and Released (3)	(1,176)	16.95	(321)	47.01
Units, in Lieu of Dividends	14	43.74	21	24.94
Forfeited	(13)	48.70	(21)	32.11
Unvested and Outstanding, End of Year	487	45.30	1,048	24.74

(1)
During the first quarter of 2023, Ovintiv’s Board of Directors resolved to settle certain PSU awards and RSU awards with the issuance of the Company’s common stock. Accordingly, these awards were modified and reclassified as equity-settled awards. The modification date fair value of the awards was US$43.80 per share and C$59.47 per share for the U.S. dollar denominated and Canadian dollar denominated PSUs, respectively.
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
(3)
During the year ended December 31, 2023, performance shares that vested and were cash-settled resulted in payments of $22 million (2022 ‑ $22 million; 2021 - $3 million).

As at December 31, 2023, there were approximately $25 million of unrecognized compensation costs (2022 ‑ $43 million) related to unvested PSUs. The costs are expected to be recognized over a weighted average period of 1.6 years.

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

The following table summarizes information related to the DSUs:

(thousands of units)	U.S. Dollar Denominated Outstanding DSUs		Canadian Dollar Denominated Outstanding DSUs
As at December 31	2023	2022	2023	2022

Vested and Outstanding, Beginning of Year	10	5	188	206
Granted	7	5	-	3
Converted from bonus awards	-	-	-	-
Units, in Lieu of Dividends	1	-	5	4
Redeemed (1)	-	-	(46)	(25)
Vested and Outstanding, End of Year (2)	18	10	147	188
(1)
During the year ended December 31, 2023, deferred shares that vested and were cash-settled resulted in payments of $2 million (2022 ‑ $1 million, 2021 ‑ $1 million).
(2)
The intrinsic value of deferred shares outstanding at December 31, 2023, was $7 million (2022 - $10 million).

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

The following tables summarize information related to the RSUs:

As at December 31	2023 (1)		2022 (2)
U.S. Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	3,369	25.48	5,401	20.92
Granted	1,155	43.72	982	46.14
Units, in Lieu of Dividends	64	38.74	67	25.27
Vested and Released (3)	(2,200)	20.61	(2,932)	23.99
Forfeited	(163)	39.61	(149)	26.02
Unvested and Outstanding, End of Year	2,225	39.11	3,369	25.48

As at December 31	2023 (1)		2022 (2)
Canadian Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	1,540	32.65	2,621	28.23
Granted	463	60.28	444	58.97
Units, in Lieu of Dividends	28	51.65	30	32.55
Vested and Released (3)	(1,002)	26.23	(1,484)	32.68
Forfeited	(47)	50.16	(71)	33.75
Unvested and Outstanding, End of Year	982	51.93	1,540	32.65

(1)
During the first quarter of 2023, Ovintiv’s Board of Directors resolved to settle certain PSU awards and RSU awards with the issuance of the Company’s common stock. Accordingly, these awards were modified and reclassified as equity-settled awards. The modification date fair value of the awards was US$43.80 per share and C$59.47 per share for the U.S. dollar denominated and Canadian dollar denominated RSUs, respectively.
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
(3)
During the year ended December 31, 2023, restricted shares that vested and were cash-settled resulted in payments of $18 million (2022 ‑ $51 million; 2021 - $23 million).

As at December 31, 2023, there were approximately $43 million of unrecognized compensation costs (2022 ‑ $44 million) related to unvested RSUs. The costs are expected to be recognized over a weighted average period of 1.4 years.

22.	Pension and Other Post-Employment Benefits

Ovintiv sponsors defined benefit and defined contribution plans, providing pension and other post-employment benefits (“OPEB”) to its employees in the U.S. and Canada. As of January 1, 2003, the defined benefit pension plan was closed to new entrants. The average remaining service period of active employees participating in the defined benefit pension plan is four years and the average remaining life expectancy of inactive employees is 13 years. The average remaining service period of the active employees participating in the OPEB plan is nine years.

The Company is required to file an actuarial valuation of its pension plans with the provincial regulator at least every three years, or more frequently if directed by the regulator. The most recent filing was dated December 31, 2021 and the next required filing is expected to be as at December 31, 2024.

The following tables set forth changes in the benefit obligations and fair value of plan assets for the Company’s defined benefit pension and other post-employment benefit plans for the years ended December 31, 2023 and 2022, as well as the funded status of the plans and amounts recognized in the Consolidated Financial Statements as at December 31, 2023 and 2022.

	Defined Benefits		OPEB
As at December 31	2023	2022	2023	2022

Change in Benefit Obligations
Projected Benefit Obligation, Beginning of Year	$140	$191	$50	$67
Service Cost	-	-	2	2
Interest Cost	7	5	2	2
Actuarial (Gains) Losses	3	(33)	1	(13)
Exchange Differences	4	(10)	-	(1)
Employee Contributions	-	-	1	2
Benefits Paid	(13)	(13)	(8)	(9)
Settlement	(3)	-	-	-
Projected Benefit Obligation, End of Year	$138	$140	$48	$50

Change in Plan Assets
Fair Value of Plan Assets, Beginning of Year	$124	$176	$-	$-
Actual Return on Plan Assets	12	(27)	-	-
Exchange Differences	3	(10)	-	-
Employee Contributions	-	-	1	2
Employer Contributions	-	-	7	7
Benefits Paid	(13)	(13)	(8)	(9)
Transfers to Defined Contribution Plan	-	(2)	-	-
Settlement	(3)	-	-	-
Fair Value of Plan Assets, End of Year	$123	$124	$-	$-

Funded Status of Plan Assets, End of Year	$(15)	$(16)	$(48)	$(50)

Total Recognized Amounts in the
Consolidated Balance Sheet Consist of:
Other Assets	$5	$2	$-	$-
Current Liabilities	-	-	(6)	(7)
Non-Current Liabilities	(20)	(18)	(42)	(43)
Total	$(15)	$(16)	$(48)	$(50)

Total Recognized Amounts in Accumulated
Other Comprehensive Income Consist of:
Net Actuarial (Gains) Losses	$15	$18	$(79)	$(88)
Net Prior Service Costs	(8)	(7)	7	7
Total Recognized in Accumulated Other Comprehensive
Income, Before Tax	$7	$11	$(72)	$(81)

The accumulated defined benefit obligation for all defined benefit plans was $186 million as at December 31, 2023 (2022 - $190 million).

The following table sets forth the defined benefit plans where the accumulated benefit obligation and projected benefit obligation are in excess of the fair value of the plan assets:

	Defined Benefits		OPEB
As at December 31	2023	2022	2023	2022

Projected Benefit Obligation	$(44)	$(47)	$(48)	$(50)
Accumulated Benefit Obligation	(44)	(47)	(48)	(50)
Fair Value of Plan Assets (1)	24	29	-	-
(1)
The Company does not aggregate benefit plans.

Following are the weighted average assumptions used by the Company in determining the defined benefit pension and other post-employment benefit obligations:

	Defined Benefits		OPEB
For the years ended December 31	2023	2022	2023	2022

Discount Rate	4.60%	5.10%	4.90%	5.25%
Rates of Increase in Compensation Levels	3.24%	3.24%	4.93%	4.83%

The following sets forth the total benefit plans expense recognized by the Company:

	Pension Benefits			OPEB
For the years ended December 31	2023	2022	2021	2023	2022	2021

Net Defined Periodic Benefit Cost	$2	$-	$-	$(4)	$(3)	$(3)
Defined Contribution Plan Expense	25	24	24	-	-	-
Total Benefit Plans Expense	$27	$24	$24	$(4)	$(3)	$(3)

Of the total benefit plans expense, $22 million (2022 - $22 million; 2021 - $22 million) was included in operating expense and $5 million (2022 - $4 million; 2021 - $5 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $4 million (2022 - gains of $5 million; 2021 - gains of $6 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost is as follows:

	Defined Benefits			OPEB
For the years ended December 31	2023	2022	2021	2023	2022	2021

Service Cost	$-	$-	$-	$2	$2	$3
Interest Cost	7	5	5	2	2	2
Expected Return on Plan Assets	(5)	(6)	(6)	-	-	-
Amounts Reclassified from Accumulated
Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	1	1	(8)	(7)	(9)
Amortization of net prior service costs	-	-	-	-	-	1
Total Net Defined Periodic Benefit Cost (1)	$2	$-	$-	$(4)	$(3)	$(3)

(1)
The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

Actuarial losses related to changes in the projected benefit obligations were due to a decrease in the discount rates used to measure the obligations.

The amounts recognized in other comprehensive income are as follows:

	Defined Benefits			OPEB
For the years ended December 31	2023	2022	2021	2023	2022	2021

Net Actuarial (Gains) Losses	$(4)	$-	$(6)	$1	$(13)	$(8)
Net Prior Service Costs from Plan Amendment	-	-	-	-	-	(11)
Amortization of Net Actuarial Gains and (Losses)	-	(1)	(1)	8	7	9
Amortization of Net Prior Service Costs	-	-	-	-	-	(1)
Total Amounts Recognized in Other Comprehensive
(Income) Loss, Before Tax	$(4)	$(1)	$(7)	$9	$(6)	$(11)
Total Amounts Recognized in Other Comprehensive
(Income) Loss, After Tax	$(3)	$(1)	$(5)	$7	$(5)	$(9)

Following are the weighted average assumptions used by the Company in determining the net periodic pension and other post-retirement benefit costs:

	Defined Benefits			OPEB
For the years ended December 31	2023	2022	2021	2023	2022	2021

Discount Rate	5.10%	5.10%	2.25%	5.30%	2.46%	2.08%
Long-Term Rate of Return on Plan Assets	3.85%	3.85%	3.00%	-	-	-
Rates of Increase in Compensation Levels	3.24%	3.24%	3.13%	4.93%	4.83%	6.33%

The Company’s assumed health care cost trend rates are as follows:

For the years ended December 31	2023	2022	2021

Health Care Cost Trend Rate for Next Year	6.96%	6.16%	6.15%
Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2030	2027	2026

The Company does not expect to contribute to its defined benefit pension plans in 2024. The Company’s OPEB plans are funded on an as required basis.

The following provides an estimate of benefit payments for the next 10 years. These estimates reflect benefit increases due to continuing employee service.

	Defined Benefit Pension Payments	Other Benefit Payments

2024	$12	$6
2025	12	5
2026	12	5
2027	11	4
2028	11	4
2029 - 2033	51	19

The Company’s registered and other defined benefit pension plan assets are presented by investment asset category and input level within the fair value hierarchy as follows:

As at December 31	2023
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$15	$2	$-	$17
Fixed Income	-	68	-	68
Equity	-	38	-	38
Fair Value of Plan Assets, End of Year	$15	$108	$-	$123

As at December 31	2022
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$17	$-	$-	$17
Fixed Income	-	66	-	66
Equity	-	41	-	41
Fair Value of Plan Assets, End of Year	$17	$107	$-	$124

Fixed Income investments consist of Canadian bonds issued by investment grade companies. Equity investments consist of international securities and securities held in the U.S. The fair values of these securities are based on dealer quotes, quoted market prices and net asset values.

Registered pension plan assets were invested by the Company in the following as at December 31, 2023: 68 percent Bonds (2022 - 67 percent), 31 percent U.S. and Foreign Equity (2022 - 33 percent) and one percent Cash Equivalents (2022 ‑ nil). The expected long-term rate of return is 4.90 percent. The expected rate of return on pension plan assets is based on historical and projected rates of return for each asset class in the plan investment portfolio. The actual return on plan assets was $12 million (2022 ‑ loss of $27 million). The asset allocation structure is subject to diversification requirements and constraints, which reduce risk by limiting exposure to individual equity investment, credit rating categories and foreign currency exposure.

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

As at December 31, 2023	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$188	$16	$204	$(1)	$203
Long-term assets	-	5	-	5	(1)	4
Foreign Currency Derivatives:
Current assets	-	11	-	11	-	11

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$1	$-	$1	$(1)	$-
Long-term liabilities	-	3	-	3	(1)	2

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4

As at December 31, 2022	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$93	$12	$105	$(53)	$52
Long-term assets	-	34	-	34	-	34
Foreign Currency Derivatives:
Current assets	-	1	-	1	-	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$128	$-	$128	$(53)	$75
Foreign Currency Derivatives:
Current liabilities	-	11	-	11	-	11

Other Derivative Contracts (2)
Long-term in other liabilities and provisions	$-	$5	$-	$5	$-	$5

(1)
Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)
Includes credit derivatives associated with certain prior years' divestitures.

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

Level 3 Fair Value Measurements

As at December 31, 2023, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2024. The WTI three-way options are a combination of a sold call, a bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Risk Management
	2023	2022

Balance, Beginning of Year	$12	$(172)
Total Gains (Losses)	2	(449)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	2	633
Transfers Out of Level 3	-	-
Balance, End of Year	$16	$12

Change in Unrealized Gains (Losses) During the
Year Included in Net Earnings (Loss)	$4	$184

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at December 31, 2023:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	25% - 39%	15%
(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $1 million (2022 - $2 million) increase or decrease to net risk management assets and liabilities.

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

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2023, the Company has entered into $400 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3592 to US$1, which mature monthly throughout 2024.

RISK MANAGEMENT POSITIONS AS AT DECEMBER 31, 2023

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
WTI Fixed Price	12.4 Mbbls/d	2024	73.69	7
Ethane Fixed Price	5.0 Mbbls/d	2024	10.28	3

WTI Three-Way Options
Sold call / bought put / sold put	18.1 Mbbls/d	2024	87.80 / 65.00 / 50.00	9

WTI Costless Collars
Sold call / bought put	39.8 Mbbls/d	2024	82.02 / 64.37	7

Other Financial Positions				-
Oil and NGLs Fair Value Position				26

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	200 MMcf/d	2024	3.62	67

NYMEX Three-Way Options
Sold call / bought put / sold put	175 MMcf/d	2024	4.53 / 3.00 / 2.25	21
Sold call / bought put / sold put	74 MMcf/d	2025	4.99 / 3.00 / 2.25	(3)

NYMEX Costless Collars
Sold call / bought put	400 MMcf/d	2024	4.37 / 3.00	72

Basis Contracts (1)		2024		17
		2025		5
Natural Gas Fair Value Position				179

Other Derivative Contracts
Fair Value Position (2)				(4)

Foreign Currency Contracts
Fair Value Position (3)		2024		11
Total Fair Value Position				$212

(1)
Ovintiv has entered into natural gas basis swaps associated with AECO, Waha and NYMEX.
(2)
Includes credit derivatives associated with certain prior years’ divestitures.
(3)
Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

EARNINGS IMPACT OF REALIZED AND UNREALIZED GAINS (LOSSES) ON RISK MANAGEMENT POSITIONS

For the years ended December 31	2023	2022	2021

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(43)	$(2,608)	$(1,395)
Foreign Currency Derivatives:
Foreign exchange	(8)	(5)	33
Interest Rate Derivatives:
Interest rate (2)	1	-	-
	$(50)	$(2,613)	$(1,362)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (3)	$194	$741	$(488)
Foreign Currency Derivatives:
Foreign exchange	21	(15)	(21)
	$215	$726	$(509)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (3)	$151	$(1,867)	$(1,883)
Foreign Currency Derivatives:
Foreign exchange	13	(20)	12
Interest Rate Derivatives:
Interest rate (2)	1	-	-
	$165	$(1,887)	$(1,871)

(1)
Includes a realized gain of $1 million for the year ended December 31, 2023 (2022 - gain of $6 million; 2021 - gain of $1 million) related to other derivative contracts.
(2)
The realized interest rate swap in 2023 was executed and settled in relation to the senior notes issuance described in Note 15. The gain was recognized in interest expense.
(3)
There were no unrealized gains or losses related to other derivative contracts for the year ended December 31, 2023 (2022 - loss of $2 million; 2021 - gain of $4 million).

RECONCILIATION OF UNREALIZED RISK MANAGEMENT POSITIONS FROM JANUARY 1 TO DECEMBER 31

	2023		2022	2021
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(4)
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Year	165	$165	$(1,887)	$(1,871)
Settlement of Other Derivative Contracts	1
Fair Value of Contracts Realized During the Year	50	50	2,613	1,362
Fair Value of Contracts, End of Year	$212	$215	$726	$(509)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 23 for a discussion of fair value measurements.

UNREALIZED RISK MANAGEMENT POSITIONS

As at December 31	2023	2022

Risk Management Assets
Current	$214	$53
Long-term	4	34
	218	87

Risk Management Liabilities
Current	-	86
Long-term	2	-
	2	86

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	4	-
Long-term in other liabilities and provisions	-	5
	4	5
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$212	$(4)

C)
CREDIT RISK

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance, and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at December 31, 2023, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $220 million and $218 million, respectively, as disclosed in Note 23. The Company had no significant credit derivatives in place and held no collateral at December 31, 2023.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at December 31, 2023, approximately 91 percent (2022 - 88 percent) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements expire in June 2024 with a fair value recognized of $4 million as at December 31, 2023 (2022 - $5 million). The maximum potential amount of undiscounted future payments is $11 million as at December 31, 2023, and is considered unlikely.

25.	Supplementary Information

Supplemental disclosures to the Consolidated Statement of Cash Flows are presented below:

A)
NET CHANGE IN NON-CASH WORKING CAPITAL

For the years ended December 31	2023	2022	2021

Operating Activities
Accounts receivable and accrued revenues	$352	$(304)	$(333)
Accounts payable and accrued liabilities	(304)	50	275
Current portion of operating lease liabilities	11	14	(7)
Income tax receivable and payable	271	53	24
	$330	$(187)	$(41)

B)
NON-CASH ACTIVITIES

For the years ended December 31	2023	2022	2021

Non-Cash Operating Activities
ROU operating lease assets and liabilities (See Note 14)	$(113)	$(75)	$(23)
Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 17)	$6	$4	$8
Asset retirement obligation change in estimated future cash outflows (See Note 17)	13	58	5
Property, plant and equipment accruals	26	35	(9)
Capitalized long-term incentives	(3)	4	8
Property additions/dispositions, including swaps	29	126	34
Contingent consideration (See Note 8)	-	-	6
Non-Cash Financing Activities
Shares of common stock issued in conjunction with the Permian Acquisition (See Note 9)	$(1,169)	$-	$-

C)
SUPPLEMENTARY CASH FLOW INFORMATION

For the years ended December 31	2023	2022	2021

Interest Paid	$308	$376	$370
Income Taxes (Recovered), net of Amounts Paid	$(19)	$(38)	$(176)

26.	Commitments and Contingencies

COMMITMENTS

The following table outlines the Company’s commitments as at December 31, 2023:

	Expected Future Payments
(undiscounted)	2024	2025	2026	2027	2028	Thereafter	Total

Transportation and Processing	$734	$668	$601	$507	$453	$2,180	$5,143
Drilling and Field Services	235	77	-	-	-	-	312
Building Leases & Other Commitments	7	10	6	4	4	18	49
Total	$976	$755	$607	$511	$457	$2,198	$5,504

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

The unaudited supplementary information on oil and natural gas exploration and production activities for 2023, 2022 and 2021 has been presented in accordance with the FASB’s ASC Topic 932, “Extractive Activities - Oil and Gas” and the SEC’s final rule, “Modernization of Oil and Gas Reporting”. Disclosures by geographic area include the United States and Canada.

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

The following reference prices were utilized in the determination of reserves and future net revenue:

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

Reserves Pricing (1)
2023	$78.22	$104.61	$2.64	$2.78
2022	93.82	121.18	6.36	5.65
2021	66.56	83.69	3.60	3.26

(1)
All prices were held constant in all future years when estimating net revenues and reserves.

PROVED RESERVES (1)

(12-MONTH AVERAGE TRAILING PRICES)

	Oil (MMbbls)			NGLs (MMbbls)			Natural Gas (Bcf)			Total (MMBOE)
	United States	Canada	Total	United States	Canada	Total	United States	Canada	Total
2021
Beginning of year	590.5	1.7	592.3	429.1	151.4	580.5	2,268	2,650	4,918	1,992.5
Revisions and improved recovery (2)	(78.7)	0.7	(78.0)	(30.0)	(20.3)	(50.3)	61	302	363	(67.8)
Extensions and discoveries	121.2	0.3	121.5	75.1	66.9	142.0	428	1,538	1,966	591.2
Purchase of reserves in place	2.6	-	2.6	1.6	0.9	2.5	7	6	13	7.3
Sale of reserves in place	(27.0)	(1.6)	(28.6)	(12.6)	(8.4)	(21.0)	(50)	(73)	(123)	(70.2)
Production	(51.1)	(0.1)	(51.2)	(28.5)	(20.5)	(49.0)	(179)	(389)	(568)	(194.9)
End of year	557.5	1.1	558.6	434.7	170.0	604.7	2,536	4,033	6,570	2,258.2
Developed	291.0	0.7	291.7	264.3	84.5	348.8	1,621	2,490	4,111	1,325.7
Undeveloped	266.6	0.3	266.9	170.5	85.4	255.9	915	1,543	2,458	932.5
Total	557.5	1.1	558.6	434.7	170.0	604.7	2,536	4,033	6,570	2,258.2
2022
Beginning of year	557.5	1.1	558.6	434.7	170.0	604.7	2,536	4,033	6,570	2,258.2
Revisions and improved recovery (2)	(65.1)	(0.3)	(65.5)	2.9	(36.0)	(33.2)	38	(582)	(544)	(189.2)
Extensions and discoveries	95.2	-	95.2	37.2	31.3	68.5	237	1,005	1,241	370.6
Purchase of reserves in place	15.8	-	15.8	13.7	1.7	15.4	72	16	88	45.9
Sale of reserves in place	(20.2)	(0.6)	(20.8)	(0.7)	(0.6)	(1.3)	(5)	(16)	(22)	(25.7)
Production	(48.0)	-	(48.0)	(29.9)	(17.3)	(47.3)	(180)	(366)	(545)	(186.2)
End of year	535.2	0.1	535.3	457.8	149.0	606.9	2,698	4,090	6,789	2,273.6
Developed	257.2	0.1	257.3	288.3	71.2	359.5	1,755	2,276	4,031	1,288.7
Undeveloped	278.0	-	278.0	169.5	77.8	247.4	943	1,814	2,757	984.9
Total	535.2	0.1	535.3	457.8	149.0	606.9	2,698	4,090	6,789	2,273.6
2023
Beginning of year	535.2	0.1	535.3	457.8	149.0	606.9	2,698	4,090	6,789	2,273.6
Revisions and improved recovery (2)	(134.0)	-	(134.0)	(89.1)	(6.2)	(95.4)	(460)	(21)	(482)	(309.6)
Extensions and discoveries	64.7	-	64.7	23.3	20.4	43.6	146	916	1,061	285.3
Purchase of reserves in place	160.0	-	160.0	46.6	1.1	47.7	201	17	218	243.9
Sale of reserves in place	(49.1)	-	(49.1)	(28.9)	-	(28.9)	(137)	-	(137)	(100.8)
Production	(58.0)	-	(58.0)	(31.2)	(17.4)	(48.6)	(189)	(411)	(599)	(206.5)
End of year	518.8	0.1	518.9	378.4	146.9	525.3	2,259	4,591	6,850	2,185.9
Developed	277.6	0.1	277.7	275.7	78.0	353.7	1,695	2,590	4,286	1,345.6
Undeveloped	241.2	-	241.2	102.7	68.9	171.6	564	2,000	2,565	840.2
Total	518.8	0.1	518.9	378.4	146.9	525.3	2,259	4,591	6,850	2,185.9

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

Total Proved reserves decreased 87.7 MMBOE including production of 206.5 MMBOE in 2023 due to the following:

•
Revisions and improved recovery of oil, NGLs and natural gas were negative primarily due to changes in the approved development plan of 330.0 MMBOE and revisions other than price of 9.2 MMBOE, partially offset by positive price revisions of 29.6 MMBOE from lower royalties in Canada due to lower 12-month average trailing prices.
•
Extensions and discoveries of oil, NGLs and natural gas increased proved reserves by 285.3 MMBOE due to successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans in Montney, Permian and Uinta.
•
Purchases of 243.9 MMBOE were primarily from the Permian Acquisition.
•
Sale of reserves in place decreased proved developed reserves by 100.8 MMBOE primarily due to the divestiture of the Bakken.

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

	United States			Canada
	2023	2022	2021	2023	2022	2021

Future Cash Inflows	$47,946	$74,567	$51,473	$19,697	$29,149	$18,312
Less Future:
Production costs	14,405	17,043	12,272	8,147	8,173	7,679
Development costs	8,849	8,951	5,767	2,264	2,142	2,061
Income taxes	2,735	9,333	5,480	2,016	4,182	1,695
Future Net Cash Flows	21,957	39,240	27,954	7,270	14,652	6,877
Less 10% annual discount for estimated
timing of cash flows	10,182	20,272	13,663	2,963	6,121	2,393
Discounted Future Net Cash Flows	$11,775	$18,968	$14,291	$4,307	$8,531	$4,484

				Total
				2023	2022	2021

Future Cash Inflows				$67,643	$103,716	$69,785
Less Future:
Production costs				22,552	25,216	19,951
Development costs				11,113	11,093	7,828
Income taxes				4,751	13,515	7,175
Future Net Cash Flows				29,227	53,892	34,831
Less 10% annual discount for estimated
timing of cash flows				13,145	26,393	16,056
Discounted Future Net Cash Flows				$16,082	$27,499	$18,775

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

	United States			Canada
	2023	2022	2021	2023	2022	2021

Balance, Beginning of Year	$18,968	$14,291	$5,073	$8,531	$4,484	$849
Changes Resulting From:
Sales of oil and gas produced during the year	(3,953)	(5,007)	(3,608)	(1,056)	(2,333)	(1,479)
Discoveries and extensions, net of related costs	1,141	2,735	3,102	1,059	2,635	2,119
Purchases of proved reserves in place	2,440	661	63	24	58	13
Sales and transfers of proved reserves in place	(1,765)	(278)	(199)	-	(28)	(38)
Net change in prices and production costs	(5,746)	9,059	10,702	(6,878)	5,532	3,266
Revisions to quantity estimates	(5,250)	(712)	(407)	(143)	(961)	201
Accretion of discount	2,290	1,630	508	1,094	545	85
Development costs incurred during the year	2,184	1,475	1,139	575	339	397
Changes in estimated future development costs	(1,384)	(2,965)	(83)	(120)	(303)	41
Other	1	(2)	1	-	-	-
Net change in income taxes	2,849	(1,919)	(2,000)	1,221	(1,437)	(970)
Balance, End of Year	$11,775	$18,968	$14,291	$4,307	$8,531	$4,484

				Total
				2023	2022	2021

Balance, Beginning of Year				$27,499	$18,775	$5,922
Changes Resulting From:
Sales of oil and gas produced during the year				(5,009)	(7,340)	(5,087)
Discoveries and extensions, net of related costs				2,200	5,370	5,221
Purchases of proved reserves in place				2,464	719	76
Sales and transfers of proved reserves in place				(1,765)	(306)	(237)
Net change in prices and production costs				(12,624)	14,591	13,968
Revisions to quantity estimates				(5,393)	(1,673)	(206)
Accretion of discount				3,384	2,175	593
Development costs incurred during the year				2,759	1,814	1,536
Changes in estimated future development costs				(1,504)	(3,268)	(42)
Other				1	(2)	1
Net change in income taxes				4,070	(3,356)	(2,970)
Balance, End of Year				$16,082	$27,499	$18,775

RESULTS OF OPERATIONS

The following table sets forth revenue and direct cost information relating to the Company’s oil and natural gas exploration and production activities.

	United States			Canada
	2023	2022	2021	2023	2022	2021

Oil, NGL and Natural Gas Revenues (1)	$5,570	$6,680	$4,883	$2,215	$3,476	$2,542
Less:
Production, mineral and other taxes	327	401	278	15	14	15
Transportation and processing	547	626	507	1,056	1,002	937
Operating	743	646	490	88	127	111
Depreciation, depletion and amortization	1,519	861	837	286	235	332
Accretion of asset retirement obligation	8	8	11	11	10	11
Operating Income (Loss)	2,426	4,138	2,760	759	2,088	1,136
Income Taxes	528	952	673	180	499	272
Results of Operations	$1,898	$3,186	$2,087	$579	$1,589	$864

				Total
				2023	2022	2021

Oil, NGL and Natural Gas Revenues (1)				$7,785	$10,156	$7,425
Less:
Production, mineral and other taxes				342	415	293
Transportation and processing				1,603	1,628	1,444
Operating				831	773	601
Depreciation, depletion and amortization				1,805	1,096	1,169
Accretion of asset retirement obligation				19	18	22
Operating Income (Loss)				3,185	6,226	3,896
Income Taxes				708	1,451	945
Results of Operations				$2,477	$4,775	$2,951

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

	United States			Canada
	2023	2022	2021	2023	2022	2021

Proved Oil and Gas Properties	$47,440	$41,382	$39,145	$16,644	$15,672	$16,330
Unproved Oil and Gas Properties	1,449	1,127	1,884	37	45	60
Total Capital Cost	48,889	42,509	41,029	16,681	15,717	16,390
Accumulated DD&A	35,799	34,280	33,418	15,332	14,687	15,450
Net Capitalized Costs	$13,090	$8,229	$7,611	$1,349	$1,030	$940

				Total
				2023	2022	2021

Proved Oil and Gas Properties				$64,084	$57,054	$55,475
Unproved Oil and Gas Properties				1,486	1,172	1,944
Total Capital Cost				65,570	58,226	57,419
Accumulated DD&A				51,131	48,967	48,868
Net Capitalized Costs				$14,439	$9,259	$8,551

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

	United States			Canada
	2023	2022	2021	2023	2022	2021

Acquisition Costs
Unproved	$1,063	$154	$2	$-	$-	$-
Proved	3,868	123	9	6	9	-
Total Acquisition Costs	4,931	277	11	6	9	-
Exploration Costs	3	5	10	-	7	5
Development Costs	2,224	1,530	1,148	562	376	388
Total Costs Incurred	$7,158	$1,812	$1,169	$568	$392	$393

				Total
				2023	2022	2021

Acquisition Costs
Unproved				$1,063	$154	$2
Proved				3,874	132	9
Total Acquisition Costs				4,937	286	11
Exploration Costs				3	12	15
Development Costs				2,786	1,906	1,536
Total Costs Incurred				$7,726	$2,204	$1,562

COSTS NOT SUBJECT TO DEPLETION OR AMORTIZATION

Upstream costs in respect of significant unproved properties are excluded from the country cost center’s depletable base as follows:

As at December 31	2023	2022

United States	$1,449	$1,127
Canada	37	45
	$1,486	$1,172

The following is a summary of the costs related to Ovintiv’s unproved properties as at December 31, 2023:

	2023	2022	2021	Prior to 2021	Total

Acquisition Costs	$1,063	$154	$2	$192	$1,411
Exploration Costs	3	5	11	56	75
	$1,066	$159	$13	$248	$1,486

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

The $1.5 billion of oil and natural gas properties not subject to depletion or amortization primarily includes leasehold and mineral costs related to acquisitions in Permian. These acquisition costs are associated with acquired acreage for which proved reserves have yet to be assigned from future development. The Company continually assesses the development timeline of the acquired acreage. The timing and amount of the transfer of property acquisition costs into the depletable base are based on several factors and may be subject to changes over time from drilling plans, drilling results, availability of capital, project economics and other assessments of the property. The inclusion of these acquisition costs in the depletable base is expected to occur within two to three years. The remaining costs excluded from depletion are related to properties which are not individually significant.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2023.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See “Report of Independent Registered Public Accounting Firm” under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company previously limited the scope and design and subsequent evaluation of internal controls over financial reporting to exclude the controls, policies and procedures of the Permian Acquisition, acquired through a business combination on June 12, 2023. During the fourth quarter of 2023, the Company completed the evaluation and integration of the controls, policies and procedures of the Permian Acquisition and no material weaknesses were noted during the integration. There have been no changes to the Company’s internal control over financial reporting during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Assessment of Internal Control over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

Item 9B. Other Information

On February 27, 2024, Ovintiv entered into an amendment to Section 4 of the previously filed Change in Control Agreement with each of the following executives:

i.
Brendan M. McCracken, President and Chief Executive Officer
ii.
Corey D. Code, Executive Vice President and Chief Financial Officer
iii.
Gregory D. Givens, Executive Vice President and Chief Operating Officer
iv.
Meghan N. Eilers, Executive Vice President, General Counsel and Corporate Secretary
v.
Rachel M. Moore, Executive Vice President, Corporate Services
vi.
Renee E. Zemljak, Executive Vice President, Midstream, Marketing and Fundamentals

The amendments revise the severance payable to each executive following a change in control event at the Company as follows:

•
Increases the lump sum cash severance payable to 2.5 times (or 3.0 times for Mr. McCracken) the sum of the executive’s base salary, annual allowance, professional membership fees reimbursement, matching contributions to investment plan, and annual bonus award (based on average bonus award paid over preceding three years); and
•
Increases the continued accrual or crediting of contributions (for defined contribution pension plan participants) or the cash payment equal to the value thereof from 24 months to 30 months (or 36 months in the case of Mr. McCracken).

Copies of each amendment are attached as exhibits hereto and incorporated herein by reference.

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

Information regarding the Company’s executive officers is set forth in the section entitled “Information About Our Executive Officers” under Items 1 and 2 of this Annual Report on Form 10-K.

Other information required by this Item 10 is set forth in the section entitled “Corporate Governance” included in the Proxy Statement relating to the Company’s 2024 annual meeting of shareholders, which in incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the section entitled “Executive Compensation” included in the Proxy Statement relating to the Company’s 2024 annual meeting of shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 is set forth in the sections entitled “Securities Ownership” and “Securities Authorized for Issuance Under Equity Compensation Plans” included in the Proxy Statement relating to the Company’s 2024 annual meeting of shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is set forth in the section entitled “Corporate Governance” included in the Proxy Statement relating to the Company’s 2024 annual meeting of shareholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the section entitled “Audit Matters” included in the Proxy Statement relating to the Company’s 2024 annual meeting of shareholders, which is incorporated herein by reference.

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

2.2

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

4.41

First Supplemental Indenture, dated as of May 31, 2023, among Ovintiv Inc., Ovintiv Canada ULC and the Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.2 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).

4.42	Form of 5.650% Senior Notes due 2025 (incorporated by reference to Exhibit 4.3 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).
4.43	Form of 5.650% Senior Notes due 2028 (incorporated by reference to Exhibit 4.4 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).
4.44	Form of 6.250% Senior Notes due 2033 (incorporated by reference to Exhibit 4.5 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).
4.45	Form of 7.100% Senior Notes due 2053 (incorporated by reference to Exhibit 4.6 to Ovintiv’s Current Report on Form 8-K filed on May 31, 2023, SEC File No. 001-39191).
4.46	Description of Capital Stock (incorporated by reference to Exhibit 99.1 to Ovintiv’s Current Report on Form 8-K12B filed on January 24, 2020, SEC File No. 001-39191).
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

10.40*

Change in Control Agreement between Ovintiv Inc. and Meghan N. Eilers effective March 1, 2022 (incorporated by reference to Exhibit 10.40 to Ovintiv’s Annual Report on Form 10-K filed on February 27, 2023, SEC File No. 001-39191).

10.41

Term Credit Agreement, dated as of April 26, 2023, Ovintiv, as borrower, Goldman Sachs, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on April 27, 2023, SEC File No. 001-39191).

10.42

Registration Rights Agreement, dated as of June 12, 2023, by and between Ovintiv Inc. and NMB Stock Trust (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on June 12, 2023, SEC File No. 001-39191).

10.43*	First Amendment to Change in Control Agreement between Ovintiv Inc. and Brendan M. McCracken effective February 27, 2024.
10.44*	Second Amendment to Change in Control Agreement between Ovintiv Inc. and Corey D. Code effective February 27, 2024.
10.45*	Second Amendment to Change in Control Agreement between Ovintiv Inc. and Gregory D. Givens effective February 27, 2024.
10.46*	Second Amendment to Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective February 27, 2024.
10.47*	Second Amendment to Change in Control Agreement between Ovintiv Inc. and Renee E. Zemljak effective February 27, 2024.
10.48*	First Amendment to Change in Control Agreement between Ovintiv Inc. and Meghan N. Eilers effective February 27, 2024.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of McDaniel & Associates Consultants Ltd.
23.3	Consent of Netherland, Sewell & Associates, Inc.
24.1	Power of Attorney (included on the signature page of this report).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Amended and Restated Incentive Compensation Clawback Policy of Ovintiv Inc.
99.1	Report of McDaniel & Associates Consultants Ltd.
99.2	Report of Netherland, Sewell & Associates, Inc.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

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

Dated: February 27, 2024

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

Signature	Capacity	Date
/s/ Peter A. Dea Peter A. Dea	Chairman of the Board of Directors	February 27, 2024
/s/ Brendan M. McCracken Brendan M. McCracken	President & Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2024
/s/ Corey D. Code Corey D. Code	Executive Vice-President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2024
/s/ Sippy Chhina Sippy Chhina	Director	February 27, 2024
/s/ Meg A. Gentle Meg A. Gentle	Director	February 27, 2024
/s/ Ralph Izzo Ralph Izzo	Director	February 27, 2024
/s/ Howard J. Mayson Howard J. Mayson	Director	February 27, 2024
/s/ Lee A. McIntire Lee A. McIntire	Director	February 27, 2024
/s/ Steven W. Nance Steven W. Nance	Director	February 27, 2024
/s/ Suzanne P. Nimocks Suzanne P. Nimocks	Director	February 27, 2024
/s/ George L. Pita George L. Pita	Director	February 27, 2024
/s/ Thomas G. Ricks Thomas G. Ricks	Director	February 27, 2024
/s/ Brian G. Shaw Brian G. Shaw	Director	February 27, 2024