Form 10-Q
period 2024-03-31
Ovintiv Inc.
filed 2024-05-07
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of April 26, 2024	266,980,795

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q, and the other documents incorporated herein by reference (if any), contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10‑Q include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any future acquisition and divestiture transactions; the Company’s ability to successfully integrate any acquired assets (including the Permian Acquisition as defined in Note 9 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q) into its business; drilling plans and programs, including the amount and availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, Trimulfrac and Simulfrac techniques and other new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access credit facilities, credit markets and other sources of liquidity; the ability of the Company to timely achieve its stated ESG goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase of the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. The risks and uncertainties that may affect the operations, performance and results of our business and forward-looking statements include, but are not limited to, those set forth in Item 1A. Risk Factors of the Company’s most recent Annual Report on Form 10‑K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”); and other risks and uncertainties impacting the Company’s business as described from time to time in the Company’s other periodic filings with the SEC or Canadian securities regulators.

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

The reader should carefully read the risk factors described in Item 1A. Risk Factors of the 2023 Annual Report on Form 10‑K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended
		March 31,
(US$ millions, except per share amounts)		2024	2023

Revenues	(Note 3)
Product and service revenues	(Note 4)	$2,387	$2,592
Gains (losses) on risk management, net	(Note 20)	(54)	(58)
Sublease revenues	(Note 11)	19	17
Total Revenues		2,352	2,551

Operating Expenses	(Note 3)
Production, mineral and other taxes		83	84
Transportation and processing		419	455
Operating	(Notes 17, 18)	243	206
Purchased product		440	701
Depreciation, depletion and amortization		566	364
Accretion of asset retirement obligation		5	5
Administrative	(Notes 17, 18)	102	58
Total Operating Expenses		1,858	1,873
Operating Income (Loss)		494	678

Other (Income) Expenses
Interest	(Note 5)	98	71
Foreign exchange (gain) loss, net	(Note 6)	(28)	(3)
Other (gains) losses, net	(Note 18)	(4)	(3)
Total Other (Income) Expenses		66	65
Net Earnings (Loss) Before Income Tax		428	613
Income tax expense (recovery)	(Note 7)	90	126
Net Earnings (Loss)		$338	$487

Net Earnings (Loss) per Share of Common Stock	(Note 14)
Basic		$1.25	$1.99
Diluted		1.24	1.97
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 14)
Basic		269.7	244.3
Diluted		272.3	247.7

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2024	2023

Net Earnings (Loss)		$338	$487
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 15)	(76)	2
Pension and other post-employment benefit plans	(Notes 15, 18)	(1)	(2)
Other Comprehensive Income (Loss)		(77)	-
Comprehensive Income (Loss)		$261	$487

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		March 31,	December 31,
(US$ millions)		2024	2023

Assets
Current Assets
Cash and cash equivalents		$5	$3
Accounts receivable and accrued revenues (net of allowances
of $5 million (2023: $5 million))	(Note 4)	1,270	1,442
Risk management	(Notes 19, 20)	146	214
Income tax receivable		31	17
		1,452	1,676
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		64,586	64,084
Unproved properties		1,340	1,486
Other		905	907
Property, plant and equipment		66,831	66,477
Less: Accumulated depreciation, depletion and amortization		(52,023)	(51,837)
Property, plant and equipment, net	(Note 3)	14,808	14,640
Other Assets		991	1,015
Risk Management	(Notes 19, 20)	-	4
Deferred Income Taxes		-	53
Goodwill	(Note 3)	2,583	2,599
	(Note 3)	$19,834	$19,987

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,920	$2,209
Current portion of operating lease liabilities		78	87
Income tax payable		10	232
Risk management	(Notes 19, 20)	30	-
Current portion of long-term debt	(Note 12)	745	284
		2,783	2,812
Long-Term Debt	(Note 12)	5,453	5,453
Operating Lease Liabilities		818	832
Other Liabilities and Provisions	(Note 13)	128	132
Risk Management	(Notes 19, 20)	8	2
Asset Retirement Obligation		269	276
Deferred Income Taxes		113	110
		9,572	9,617
Commitments and Contingencies	(Note 22)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2024 issued and outstanding: 267.6 million shares (2023: 271.7 million shares)	(Note 14)	3	3
Paid in surplus	(Note 14)	8,331	8,620
Retained earnings		955	697
Accumulated other comprehensive income	(Note 15)	973	1,050
Total Shareholders’ Equity		10,262	10,370
		$19,834	$19,987

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370
Net Earnings (Loss)		-	-	338	-	338
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(80)	-	(80)
Shares of Common Stock Purchased	(Note 14)	-	(250)	-	-	(250)
Equity-Settled Compensation Costs		-	(39)	-	-	(39)
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(77)	(77)
Balance, March 31, 2024		$3	$8,331	$955	$973	$10,262

Three Months Ended March 31, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689
Net Earnings (Loss)		-	-	487	-	487
Dividends on Shares of Common Stock ($0.25 per share)	(Note 14)	-	-	(61)	-	(61)
Shares of Common Stock Purchased	(Note 14)	-	(239)	-	-	(239)
Equity-Settled Compensation Costs		-	18	-	-	18
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	-	-
Balance, March 31, 2023		$3	$7,555	$(655)	$991	$7,894

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2024	2023

Operating Activities
Net earnings (loss)		$338	$487
Depreciation, depletion and amortization		566	364
Accretion of asset retirement obligation		5	5
Deferred income taxes	(Note 7)	58	64
Unrealized (gain) loss on risk management	(Note 20)	100	(18)
Unrealized foreign exchange (gain) loss	(Note 6)	(23)	(5)
Foreign exchange (gain) loss on settlements	(Note 6)	(2)	(1)
Other		(7)	(45)
Net change in other assets and liabilities		(12)	(5)
Net change in non-cash working capital	(Note 21)	(364)	222
Cash From (Used in) Operating Activities		659	1,068

Investing Activities
Capital expenditures	(Note 3)	(591)	(610)
Acquisitions	(Note 8)	(190)	(199)
Corporate acquisition	(Note 9)	12	-
Proceeds from divestitures	(Note 8)	2	12
Net change in investments and other		6	(66)
Cash From (Used in) Investing Activities		(761)	(863)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 12)	461	187
Purchase of shares of common stock	(Note 14)	(250)	(239)
Dividends on shares of common stock	(Note 14)	(80)	(61)
Finance lease payments and other		(29)	(71)
Cash From (Used in) Financing Activities		102	(184)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		2	-

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		2	21
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		3	5
Cash, Cash Equivalents and Restricted Cash, End of Period		$5	$26

Cash, End of Period		$3	$6
Cash Equivalents, End of Period		2	20
Restricted Cash, End of Period		-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$5	$26

Supplementary Cash Flow Information	(Note 21)

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

The interim Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP and the rules and regulations of the SEC. Pursuant to these rules and regulations, certain information and disclosures normally required under U.S. GAAP have been condensed or have been disclosed on an annual basis only. Accordingly, the interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2023, which are included in Item 8 of Ovintiv’s 2023 Annual Report on Form 10‑K.

The interim Condensed Consolidated Financial Statements have been prepared following the same accounting policies and methods of computation as the annual audited Consolidated Financial Statements for the year ended December 31, 2023.

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

Changes in Accounting Policies and Practices

On January 1, 2024, Ovintiv adopted ASU 2023-07 “Improvements to Reportable Segment Disclosures”, issued by FASB. The amendments enhance annual disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker and included within reported measures of segment profit or loss. The amendments do not change how an entity identifies its operating segments. In addition, all annual disclosures are to be presented in interim periods beginning in the first quarter of 2025. The amendments will be applied retrospectively to all prior periods presented in the annual disclosures and are not expected to have a material impact on the Company’s Consolidated Financial Statements.

New Standards Issued Not Yet Adopted

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

Results of Operations (For the three months ended March 31)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2024	2023	2024	2023	2024	2023

Revenues
Product and service revenues	$1,462	$1,186	$469	$690	$456	$716
Gains (losses) on risk management, net	24	2	22	(78)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,486	1,188	491	612	456	716

Operating Expenses
Production, mineral and other taxes	80	80	3	4	-	-
Transportation and processing	127	147	251	267	41	41
Operating	211	170	25	29	7	7
Purchased product	-	-	-	-	440	701
Depreciation, depletion and amortization	489	294	72	65	-	-
Total Operating Expenses	907	691	351	365	488	749
Operating Income (Loss)	$579	$497	$140	$247	$(32)	$(33)

			Corporate & Other		Consolidated
			2024	2023	2024	2023

Revenues
Product and service revenues			$-	$-	$2,387	$2,592
Gains (losses) on risk management, net			(100)	18	(54)	(58)
Sublease revenues			19	17	19	17
Total Revenues			(81)	35	2,352	2,551

Operating Expenses
Production, mineral and other taxes			-	-	83	84
Transportation and processing			-	-	419	455
Operating			-	-	243	206
Purchased product			-	-	440	701
Depreciation, depletion and amortization			5	5	566	364
Accretion of asset retirement obligation			5	5	5	5
Administrative			102	58	102	58
Total Operating Expenses			112	68	1,858	1,873
Operating Income (Loss)			$(193)	$(33)	494	678

Other (Income) Expenses
Interest					98	71
Foreign exchange (gain) loss, net					(28)	(3)
Other (gains) losses, net					(4)	(3)
Total Other (Income) Expenses					66	65
Net Earnings (Loss) Before Income Tax					428	613
Income tax expense (recovery)					90	126
Net Earnings (Loss)					$338	$487

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended March 31,	2024	2023	2024	2023	2024	2023

Revenues	$2,498	$3,136	$(2,042)	$(2,420)	$456	$716

Operating Expenses
Transportation and processing	170	165	(129)	(124)	41	41
Operating	7	7	-	-	7	7
Purchased product	2,353	2,997	(1,913)	(2,296)	440	701
Operating Income (Loss)	$(32)	$(33)	$-	$-	$(32)	$(33)

Capital Expenditures by Segment

	Three Months Ended
	March 31,
	2024	2023

USA Operations	$457	$467
Canadian Operations	133	142
Corporate & Other	1	1
	$591	$610

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2024	2023	2024	2023	2024	2023

USA Operations	$1,938	$1,938	$13,273	$13,129	$16,126	$16,033
Canadian Operations	645	661	1,388	1,357	2,368	2,404
Market Optimization	-	-	-	-	166	232
Corporate & Other	-	-	147	154	1,174	1,318
	$2,583	$2,599	$14,808	$14,640	$19,834	$19,987

4.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended March 31)

	USA Operations		Canadian Operations		Market Optimization
	2024	2023	2024	2023	2024	2023

Revenues from Customers
Product revenues (1)
Oil	$1,181	$851	$1	$-	$392	$609
NGLs	188	184	234	237	8	20
Natural gas	97	155	235	455	49	80
Service revenues
Gathering and processing	1	-	1	1	-	-
Product and Service Revenues	$1,467	$1,190	$471	$693	$449	$709

			Corporate & Other		Consolidated
			2024	2023	2024	2023

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$1,574	$1,460
NGLs			-	-	430	441
Natural gas			-	-	381	690
Service revenues
Gathering and processing			-	-	2	1
Product and Service Revenues			$-	$-	$2,387	$2,592

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at March 31, 2024, receivables and accrued revenues from contracts with customers were $935 million ($1,070 million as at December 31, 2023).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at March 31, 2024.

As at March 31, 2024, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended
	March 31,
	2024	2023

Interest Expense on:
Debt	$97	$60
Other	1	11
	$98	$71

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended
	March 31,
	2024	2023

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$6	$(6)
Translation of intercompany notes	(29)	1
	(23)	(5)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	-	(1)
U.S. dollar risk management contracts issued from Canada	-	4
Intercompany notes	(2)	-
Other Monetary Revaluations	(3)	(1)
	$(28)	$(3)

7.	Income Taxes

	Three Months Ended
	March 31,
	2024	2023

Current Tax
United States	$14	$-
Canada	18	62
Total Current Tax Expense (Recovery)	32	62

Deferred Tax
United States	58	72
Canada	-	(8)
Total Deferred Tax Expense (Recovery)	58	64
Income Tax Expense (Recovery)	$90	$126
Effective Tax Rate	21.0%	20.6%

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

During the three months ended March 31, 2024, the current income tax expense was primarily due to Canadian operations being in a taxable position and the corporate alternative minimum tax in the U.S. During the three months ended March 31, 2023, the current income tax expense was primarily due to the full utilization of Ovintiv’s operating losses in Canada resulting in current tax in 2023.

During the three months ended March 31, 2024 and March 31, 2023, the deferred tax expense was predominately due to the annual effective tax rate applied to the U.S. earnings.

8.	Acquisitions and Divestitures

	Three Months Ended
	March 31,
	2024	2023

Acquisitions
USA Operations	$190	$193
Canadian Operations	-	6
Total Acquisitions	190	199

Divestitures
USA Operations	(2)	(12)
Total Divestitures	(2)	(12)
Net Acquisitions & (Divestitures)	$188	$187

For the three months ended March 31, 2024, acquisitions in the USA Operations were $190 million, which primarily included property purchases in Permian with oil and liquids-rich potential.

For the three months ended March 31, 2023, acquisitions in the USA Operations were $193 million, which primarily included property purchases in Permian and Uinta with oil and liquids-rich potential.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools.

9.	Business Combination

Acquisition of Midland Basin Assets (“Permian Acquisition”)

On June 12, 2023, Ovintiv completed a business combination to purchase all of the outstanding equity interests in seven Delaware limited liability companies (“Permian LLCs”) pursuant to the purchase agreement with Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC and Piedra Energy IV Holdings, LLC, which were portfolio companies of funds managed by EnCap Investments L.P (“EnCap”). The Company paid aggregate cash consideration of approximately $3.2 billion and issued approximately 31.8 million shares of Ovintiv common stock, representing a value of approximately $1.2 billion. The cash portion of the consideration was funded through a combination of net proceeds from the Company’s May 2023 senior notes offering, net proceeds from the sale of Bakken during the second quarter of 2023, cash on hand and proceeds from short-term borrowings. During the period from June 12, 2023 to December 31, 2023, transaction costs of approximately $76 million were included in administrative expense.

The acquisition was strategically located in close proximity to Ovintiv’s current Permian operations and added approximately 1,050 net well locations to Ovintiv’s Permian inventory and approximately 65,000 net acres. The results of operations from the acquired Permian assets have been included in Ovintiv’s consolidated financial statements since June 12, 2023.

Purchase Price Allocation

The Permian LLCs were accounted for under the acquisition method and as a single transaction because the purchase agreement was entered into at the same time with EnCap and in contemplation of one another to achieve an overall economic effect. The purchase price allocations represent the consideration paid and the fair values of the assets acquired, and liabilities assumed as of the acquisition date.

Purchase Price Allocation

Consideration:
Fair value of shares of Ovintiv common stock issued (1)	$1,169
Consideration paid in cash (2)	3,229
Total Consideration	$4,398

Assets Acquired:
Cash and cash equivalents	$16
Accounts receivable and accrued revenues (3)	202
Proved properties (3)	3,727
Unproved properties (3)	914
Other property, plant and equipment (3)	17

Liabilities Assumed:
Accounts payable and accrued liabilities (3)	(446)
Asset retirement obligation	(28)
Other liabilities and provisions (3)	(4)
Total Purchase Price	$4,398
(1)
The fair value was based on the issuance of 31.8 million shares of common stock using the NYSE price of $36.78 on June 12, 2023.
(2)
Cash consideration paid reflects final cash settlements of $12 million which were completed during the first quarter of 2024.
(3)
Since the completion of the business combination on June 12, 2023, additional information related to pre-acquisition assets and liabilities was obtained resulting in measurement period adjustments. Changes in the fair value estimates comprised an increase in accounts receivable and accrued revenues of $22 million, an increase in proved properties of $134 million, a decrease in unproved properties of $227 million, a decrease in other property, plant and equipment of $16 million, a decrease in accounts payable and accrued liabilities of $73 million and a decrease in other liabilities and provisions of $2 million.

The Company used the income approach valuation technique for the fair value of assets acquired and liabilities assumed. The carrying amounts of cash, accounts receivable and accounts payable approximate their fair values due to their nature and/or short-term maturity of the instruments. The fair value of tubular inventory in other property, plant and equipment was based on the fair value approach, which utilized subsequent sales of inventory, asset listings and cost records with consideration for the relative age, condition, utilization and economic support of the inventory. The fair values of the proved properties, unproved properties and asset retirement obligation were categorized within Level 3 and were determined using relevant market assumptions, including discount rates, future commodity prices and costs, timing of development activities, projections of oil and gas reserves, and estimates to abandon and reclaim producing wells. Level 3 inputs require significant judgment and estimates to be made.

For income tax purposes, the Permian Acquisition was treated as an asset purchase, and as a result, the tax basis in the assets and liabilities reflect their allocated fair value.

10.	Property, Plant and Equipment, Net

	As at March 31, 2024			As at December 31, 2023
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$48,204	$(36,288)	$11,916	$47,440	$(35,799)	$11,641
Unproved properties	1,306	-	1,306	1,449	-	1,449
Other	51	-	51	39	-	39
	49,561	(36,288)	13,273	48,928	(35,799)	13,129

Canadian Operations
Proved properties	16,382	(15,037)	1,345	16,644	(15,332)	1,312
Unproved properties	34	-	34	37	-	37
Other	9	-	9	8	-	8
	16,425	(15,037)	1,388	16,689	(15,332)	1,357

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	838	(691)	147	853	(699)	154
	$66,831	$(52,023)	$14,808	$66,477	$(51,837)	$14,640

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $51 million, which have been capitalized during the three months ended March 31, 2024 (2023 - $53 million).

11.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at March 31, 2024. All subleases are classified as operating leases.

(undiscounted)	2024	2025	2026	2027	2028	Thereafter	Total

Sublease Income	$38	$51	$51	$46	$41	$369	$596

For the three months ended March 31, 2024, operating lease income was $14 million (2023 - $12 million), and variable lease income was $5 million (2023 - $5 million).

12.	Long-Term Debt

	As at	As at
	March 31,	December 31,
	2024	2023

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$745	$284
U.S. Unsecured Notes:
5.65% due May 15, 2025	600	600
5.375% due January 1, 2026	459	459
5.65% due May 15, 2028	700	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	600	600
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
7.10% due July 15, 2053	400	400
Total Principal	6,221	5,760

Increase in Value of Debt Acquired	21	22
Unamortized Debt Discounts and Issuance Costs	(44)	(45)
Total Long-Term Debt	$6,198	$5,737

Current Portion	$745	$284
Long-Term Portion	5,453	5,453
	$6,198	$5,737

As at March 31, 2024, the Company had outstanding commercial paper of $495 million maturing at various dates with a weighted average interest rate of approximately 6.14 percent. As at March 31, 2024, the Company also had $250 million drawn on its revolving credit facilities.

As at March 31, 2024, total long-term debt had a carrying value of $6,198 million and a fair value of $6,451 million (as at December 31, 2023 - carrying value of $5,737 million and a fair value of $5,989 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

13.	Other Liabilities and Provisions

	As at	As at
	March 31,	December 31,
	2024	2023

Finance Lease Obligations	$18	$20
Unrecognized Tax Benefits	16	16
Pensions and Other Post-Employment Benefits	75	74
Other	19	22
	$128	$132

14.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	March 31, 2024		December 31, 2023
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	271.7	$3	245.7	$3
Shares of Common Stock Purchased	(5.4)	-	(9.9)	-
Shares of Common Stock Issued	1.3	-	35.9	-
Shares of Common Stock Outstanding, End of Period	267.6	$3	271.7	$3

On June 12, 2023, in accordance with the terms of the Permian Acquisition agreement, Ovintiv issued approximately 31.8 million shares of common stock as a component of the consideration paid to EnCap as discussed in Note 9. In conjunction with the share issuance, the Company recognized share capital of $318 thousand and paid in surplus of $1,169 million.

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 1.3 million shares of common stock during the three months ended March 31, 2024 (4.1 million shares of common stock during the twelve months ended December 31, 2023), as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid and Other Share Buybacks

During the three months ended March 31, 2024, the Company purchased approximately 5.4 million shares for total consideration of approximately $250 million. Of the amount paid, $54 thousand was charged to share capital and $250 million was charged to paid in surplus.

During the three months ended March 31, 2023, the Company purchased approximately 5.2 million shares for total consideration of approximately $239 million. Of the amount paid, $52 thousand was charged to share capital and $239 million was charged to paid in surplus.

For the twelve months ended December 31, 2023, the Company purchased approximately 9.9 million shares for total consideration of approximately $426 million, of which $99 thousand was charged to share capital and $426 million was charged to paid in surplus.

All NCIB purchases were made in accordance with their respective programs at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

Dividends

During the three months ended March 31, 2024, the Company declared and paid dividends of $0.30 per share of common stock totaling $80 million (2023 - $0.25 per share of common stock totaling $61 million).

On May 7, 2024, the Board of Directors declared a dividend of $0.30 per share of common stock payable on June 28, 2024, to shareholders of record as of June 14, 2024.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended
	March 31,
(US$ millions, except per share amounts)	2024	2023

Net Earnings (Loss)	$338	$487

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	269.7	244.3
Effect of dilutive securities	2.6	3.4
Weighted Average Shares of Common Stock Outstanding - Diluted	272.3	247.7

Net Earnings (Loss) per Share of Common Stock
Basic	$1.25	$1.99
Diluted	1.24	1.97

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

15.	Accumulated Other Comprehensive Income

	Three Months Ended
	March 31,
	2024	2023

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$1,000	$937
Change in Foreign Currency Translation Adjustment	(76)	2
Balance, End of Period	$924	$939

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$50	$54

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 18)	(1)	(2)
Income taxes	-	-
Balance, End of Period	$49	$52
Total Accumulated Other Comprehensive Income	$973	$991

16.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at March 31, 2024, VMLP provides approximately 1,153 MMcf/d of natural gas gathering and compression and 913 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from seven to 21 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,180 million as at March 31, 2024. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 22 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at March 31, 2024, accounts payable and accrued liabilities included $0.4 million related to the take or pay commitment.

17.	Compensation Plans

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

The following weighted average assumptions were used to determine the fair value of SAR and TSAR units outstanding:

	As at March 31, 2024		As at March 31, 2023
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units	Share Units	Share Units

Risk Free Interest Rate	4.16%	4.16%	3.79%	3.79%
Dividend Yield	2.31%	2.30%	2.77%	2.78%
Expected Volatility Rate (1)	50.59%	47.01%	64.06%	60.86%
Expected Term	1.6 yrs	1.6 yrs	1.5 yrs	1.4 yrs
Market Share Price	US$51.90	C$70.28	US$36.08	C$48.72
Weighted Average Grant Date Fair Value	US$41.11	C$55.44	US$45.01	C$62.36
(1)
Volatility was estimated using historical rates.

The Company has recognized the following share-based compensation costs:

	Three Months Ended
	March 31,
	2024	2023

Total Compensation Costs of Transactions Classified as Cash-Settled	$5	$(28)
Total Compensation Costs of Transactions Classified as Equity-Settled	24	21
Less: Total Share-Based Compensation Costs Capitalized	(6)	(8)
Total Share-Based Compensation Expense (Recovery)	$23	$(15)

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$8	$4
Administrative	15	(19)
	$23	$(15)

As at March 31, 2024, the liability for cash-settled share-based payment transactions totaled $17 million ($14 million as at December 31, 2023), which is recognized in accounts payable and accrued liabilities.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Three Months Ended March 31, 2024 (thousands of units)

PSUs	1,405
RSUs	572
DSUs	3

18.	Pension and Other Post-Employment Benefits

The Company has recognized total benefit plans expense which includes pension benefits and other post-employment benefits (“OPEB”) for the three months ended March 31 as follows:

	Pension Benefits		OPEB		Total
	2024	2023	2024	2023	2024	2023

Net Defined Periodic Benefit Cost	$-	$1	$(1)	$(1)	$(1)	$-
Defined Contribution Plan Expense	7	6	-	-	7	6
Total Benefit Plans Expense	$7	$7	$(1)	$(1)	$6	$6

Of the total benefit plans expense, $6 million (2023 - $6 million) was included in operating expense and $1 million (2023 - $1 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $1 million (2023 - gains of $1 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost for the three months ended March 31 is as follows:

	Defined Benefits		OPEB		Total
	2024	2023	2024	2023	2024	2023

Service Cost	$-	$-	$-	$1	$-	$1
Interest Cost	1	2	-	-	1	2
Expected Return on Plan Assets	(1)	(1)	-	-	(1)	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	(1)	(2)	(1)	(2)
Total Net Defined Periodic Benefit Cost (1)	$-	$1	$(1)	$(1)	$(1)	$-

(1)
The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

19.	Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of those instruments. The fair values of restricted cash and marketable securities included in other assets approximate their carrying amounts due to the nature of the instruments held.

Recurring fair value measurements are performed for risk management assets and liabilities and other derivative contracts, as discussed further in Note 20. These items are carried at fair value in the Condensed Consolidated Balance Sheet and are classified within the three levels of the fair value hierarchy in the following tables.

Fair value changes and settlements for amounts related to risk management assets and liabilities are recognized in revenues and foreign exchange gains and losses according to their purpose.

As at March 31, 2024	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$186	$-	$186	$(43)	$143
Long-term assets	-	1	-	1	(1)	-
Foreign Currency Derivatives:
Current assets	-	3	-	3	-	3

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$32	$41	$73	$(43)	$30
Long-term liabilities	-	9	-	9	(1)	8

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4

As at December 31, 2023	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$188	$16	$204	$(1)	$203
Long-term assets	-	5	-	5	(1)	4
Foreign Currency Derivatives:
Current assets	-	11	-	11	-	11

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$1	$-	$1	$(1)	$-
Long-term liabilities	-	3	-	3	(1)	2

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4

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

Level 3 Fair Value Measurements

As at March 31, 2024, the Company’s Level 3 risk management assets and liabilities consist of WTI three-way options and WTI costless collars with terms to 2025. The WTI three-way options are a combination of a sold call, a bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Three Months Ended
	March 31,
	2024	2023

Balance, Beginning of Year	$16	$12
Total Gains (Losses)	(57)	8
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	-	-
Transfers Out of Level 3	-	-
Balance, End of Period	$(41)	$20
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$(57)	$8

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at March 31, 2024:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	19% - 35%	33%

(1)
Unobservable inputs were weighted by the relative fair value of the instruments.

A 10 percent increase or decrease in implied volatility for the WTI options would cause an approximate corresponding $4 million ($1 million as at December 31, 2023) increase or decrease to net risk management assets and liabilities.

20.	Financial Instruments and Risk Management

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2024, the Company has entered into $301 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3622 to US$1, which mature monthly through the remainder of 2024.

Risk Management Positions as at March 31, 2024

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
WTI Fixed Price	8.3 Mbbls/d	2024	73.69	$(19)
Ethane Fixed Price	5.0 Mbbls/d	2024	10.28	2

WTI Three-Way Options
Sold call / bought put / sold put	30.1 Mbbls/d	2024	86.75 / 65.00 / 50.00	(13)
Sold call / bought put / sold put	11.4 Mbbls/d	2025	83.67 / 65.00 / 50.00	(7)

WTI Costless Collars
Sold call / bought put	28.2 Mbbls/d	2024	81.78 / 64.41	(21)

Basis Contracts (1)		2024		-
Oil and NGLs Fair Value Position				(58)

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	200 MMcf/d	2024	3.62	67

NYMEX Three-Way Options
Sold call / bought put / sold put	200 MMcf/d	2024	4.48 / 3.00 / 2.25	26
Sold call / bought put / sold put	410 MMcf/d	2025	4.49 / 3.00 / 2.25	(7)

NYMEX Costless Collars
Sold call / bought put	400 MMcf/d	2024	4.13 / 3.00	81

Basis Contracts (2)		2024		(2)
		2025		(2)

Other Financial Positions				-
Natural Gas Fair Value Position				163

Other Derivative Contracts
Fair Value Position (3)				(4)

Foreign Currency Contracts
Fair Value Position (4)		2024		3
Total Fair Value Position				$104

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

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended
	March 31,
	2024	2023

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$46	$(76)
Foreign Currency Derivatives:
Foreign exchange	-	(4)
	$46	$(80)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(100)	$18
Foreign Currency Derivatives:
Foreign exchange	(8)	6
	$(108)	$24

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1)	$(54)	$(58)
Foreign Currency Derivatives:
Foreign exchange	(8)	2
	$(62)	$(56)

(1)
There were no realized or unrealized gains or losses related to other derivative contracts for the three months ended March 31, 2024 or 2023.

Reconciliation of Unrealized Risk Management Positions from January 1 to March 31

	2024		2023
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$212
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	(62)	$(62)	$(56)
Settlement of Other Derivative Contracts	-
Fair Value of Contracts Realized During the Period	(46)	(46)	80
Fair Value of Contracts, End of Period	$104	$(108)	$24

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 19 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	March 31,	December 31,
	2024	2023

Risk Management Assets
Current	$146	$214
Long-term	-	4
	146	218

Risk Management Liabilities
Current	30	-
Long-term	8	2
	38	2

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	4	4
	4	4
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$104	$212

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at March 31, 2024, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $190 million and $146 million, respectively, as disclosed in Note 19. The Company had no significant credit derivatives in place and held no collateral at March 31, 2024.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at March 31, 2024, approximately 92 percent (91 percent as at December 31, 2023) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which may require Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements include events where a purchaser fails to make payment to the guaranteed party and/or a purchaser is subject to an insolvency event. The agreements expire in June 2024 with a fair value recognized of $4 million as at March 31, 2024 ($4 million as at December 31, 2023). The maximum potential amount of undiscounted future payments is $5 million as at March 31, 2024, and is considered unlikely.

21.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended
	March 31,
	2024	2023

Operating Activities
Accounts receivable and accrued revenues	$172	$314
Accounts payable and accrued liabilities	(292)	(187)
Current portion of operating lease liabilities	(9)	12
Income tax receivable and payable	(235)	83
	$(364)	$222

B)
Non-Cash Activities

	Three Months Ended
	March 31,
	2024	2023

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(8)	$(29)

Non-Cash Investing Activities
Property, plant and equipment accruals	$15	$(1)
Capitalized long-term incentives	(7)	(2)
Property additions/dispositions, including swaps	17	18

22.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at March 31, 2024:

	Expected Future Payments
(undiscounted)	2024	2025	2026	2027	2028	Thereafter	Total

Transportation and Processing	$523	$667	$595	$501	$447	$2,141	$4,874
Drilling and Field Services	233	102	9	-	-	-	344
Building Leases & Other Commitments	6	10	8	7	7	19	57
Total	$762	$779	$612	$508	$454	$2,160	$5,275

Operating leases with terms greater than one year are not included in the commitments table above. The table above includes short-term leases with contract terms less than 12 months, such as drilling rigs and field office leases, as well as non-lease operating cost components associated with building leases.

Included within transportation and processing in the table above are certain commitments associated with midstream service agreements with VMLP as described in Note 16. Divestiture transactions can reduce certain commitments disclosed above.

Contingencies

Ovintiv is involved in various legal claims and actions arising in the normal course of the Company’s operations. Although the outcome of these claims cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on Ovintiv’s financial position, cash flows or results of operations. Management’s assessment of these matters may change in the future as these matters are subject to a number of uncertainties. For any material matters that the Company believes an unfavorable outcome is reasonably possible, the Company discloses the nature and a range of potential exposures, if reasonably estimable. If an unfavorable outcome were to occur, there exists the possibility of a material impact on the Company’s consolidated net earnings or loss for the period in which the effect becomes reasonably estimable. The Company accrues for such items when a liability is both probable and the amount can be reasonably estimated. Such accruals are based on the Company’s information known about the matters, estimates of the outcomes of such matters and experience in handling similar matters.

23.	Subsequent Event

Subsequent to the quarter end, Ovintiv resolved a dispute related to the previous disposition of certain legacy assets. The Company expects to receive proceeds later in the year, at which time, the Company will recognize a gain within Other (gains) losses in its Consolidated Statement of Earnings. The Company estimates that the aggregate gain will be approximately $150 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three months ended March 31, 2024, and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2024 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2023, which are included in Items 8 and 7, respectively, of the 2023 Annual Report on Form 10‑K.

Common industry terms and abbreviations are used throughout this MD&A and are defined in the Definitions, Conversions and Conventions sections of this Quarterly Report on Form 10-Q. This MD&A includes the following sections:

•
Executive Overview
•
Results of Operations
•
Liquidity and Capital Resources
•
Non-GAAP Measures

Executive Overview

Strategy

Ovintiv aims to be a leading North American energy producer and is focused on developing its high-quality multi-basin portfolio of oil and natural gas producing plays. Ovintiv is committed to delivering quality returns from its capital investment, generating significant cash flows and providing durable cash returns to its shareholders through the commodity price cycle. The Company aims to achieve its strategic priorities through execution excellence, disciplined capital allocation, and commercial acumen and risk management. In addition, the Company is dedicated to driving progress in areas of environmental, social, and governance, aligning with its commitment to corporate responsibility.

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its capital allocation framework to provide competitive returns to shareholders while strengthening its balance sheet.

Ovintiv continually monitors and evaluates changing market conditions to maximize cash flows, mitigate risks and renew its premium well inventory. The Company’s assets, located in some of the most prolific plays in North America, form a multi-basin, multi-product portfolio which enables flexible and efficient investment of capital that supports the Company’s strategy.

Ovintiv seeks to deliver results in a socially and environmentally responsible manner. Best practices are deployed across its assets, allowing the Company to capitalize on operational efficiencies and decrease emissions intensity. The Company’s sustainability reporting, which outlines its key metrics, targets and relative progress achieved, can be found in the Company Outlook section of this MD&A and on the Company’s sustainability website.

Underpinning Ovintiv’s strategy are core values of one, agile, innovative and driven, which guide the organization to be collaborative, responsive, flexible and determined. The Company is committed to excellence with a passion to drive corporate financial performance and shareholder value.

For additional information on Ovintiv’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of the 2023 Annual Report on Form 10-K.

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

Highlights

During the first quarter of 2024, the Company focused on commencing its 2024 capital investment plan aimed at maximizing profitability through operational and capital efficiencies and delivering cash from operating activities. Higher upstream product revenues in the first quarter of 2024 compared to 2023, primarily resulted from higher production volumes, partially offset by lower average realized natural gas prices, excluding the impact of risk management activities. Production volumes increased 12 percent compared to the first quarter of 2023 primarily due to the addition of the Permian assets acquired in the second quarter of 2023. Decreases in average realized natural gas prices of 49 percent were primarily due to lower benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Financial Results

Three months ended March 31, 2024

•
Reported net earnings of $338 million, including net losses on risk management in revenues of $54 million, before tax.
•
Generated cash from operating activities of $659 million and Non-GAAP Cash Flow of $1,035 million.
•
Purchased for cancellation, approximately 5.4 million shares of common stock for total consideration of approximately $250 million.
•
Paid dividends of $0.30 per share of common stock totaling $80 million.
•
Had approximately $3.0 billion in total liquidity as at March 31, 2024, which included available credit facilities of $3,250 million, available uncommitted demand lines of $237 million, and cash and cash equivalents of $5 million, net of outstanding commercial paper of $495 million.
•
Reported Debt to EBITDA of 1.3 times and Non-GAAP Debt to Adjusted EBITDA of 1.3 times.

Capital Investment

During the three months ended March 31, 2024

•
Commenced the Company’s 2024 capital plan with expenditures totaling $591 million.
•
Focused on highly efficient capital activity to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices.

Production

During the three months ended March 31, 2024

•
Produced average liquids volumes of 299.3 Mbbls/d, which accounted for 52 percent of total production volumes. Average oil and plant condensate volumes of 210.9 Mbbls/d, represented 70 percent of total liquids production volumes.
•
Produced average natural gas volumes of 1,648 MMcf/d, which accounted for 48 percent of total production volumes.
•
Produced average total volumes of 573.8 MBOE/d.

Operating Expenses

During the three months ended March 31, 2024

•
Incurred total upstream transportation and processing expenses of $378 million or $7.25 per BOE, a decrease of $36 million compared to 2023, primarily due to lower variable contract rates in Permian, the sale of the Bakken assets in the second quarter of 2023, and the impact of a new downstream contract in Uinta, partially offset by higher production volumes in Permian and Uinta.
•
Incurred total upstream operating expenses of $236 million or $4.52 per BOE, an increase of $37 million compared to 2023, primarily due to the Permian assets acquired in the second quarter of 2023, partially offset by the sale of the Bakken assets in the second quarter of 2023.
•
Incurred total production, mineral and other taxes of $83 million, which represents approximately 4.3 percent of upstream product revenues. Total production, mineral and other taxes were flat compared to the first quarter of 2023.

The Company’s upstream operations refers to the summation of the USA and Canadian operating segments. Additional information on the items above and other expenses can be found in the Results of Operations section of this MD&A.

Subsequent Event

Subsequent to the quarter end, Ovintiv resolved a dispute related to the previous disposition of certain legacy assets. The Company expects to receive proceeds later in the year, at which time, the Company will recognize a gain within Other (gains) losses in its Consolidated Statement of Earnings. The Company estimates that the aggregate gain will be approximately $150 million.

2024 Outlook

Industry Outlook

Oil Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

Oil prices for the remainder of 2024 are expected to be impacted by the interplay between the pace of global economic growth and demand for oil, continued OPEC+ production restraint and continued supply uncertainties resulting from geopolitical events. Recessionary concerns continue to have an impact on global demand as central banks evaluate and recalibrate their strategies in response to the prevailing economic environment. Supply and the accumulation of global oil inventories are expected to be impacted by changes in OPEC+ production levels, consumer demand behavior and geopolitical volatility.

Natural Gas Markets

Natural gas prices are primarily impacted by structural changes in supply and demand as well as deviations from seasonally normal weather.

Natural gas prices for the remainder of 2024 are expected to be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from geopolitical events.

Company Outlook

The Company will continue to exercise discretion and discipline, and intends to optimize capital allocation through the remainder of 2024 as the commodity price environment evolves. Ovintiv pursues innovative ways to maximize cash flows and to reduce upstream operating and administrative expenses.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. To mitigate price volatility and provide more certainty around cash flows, the Company enters into derivative financial instruments. As at March 31, 2024, the Company has hedged approximately 66.6 Mbbls/d of expected oil production and 800 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company has commenced its 2024 capital investment program, focusing on maximizing returns from high-margin oil and condensate, and generating cash flows in excess of capital expenditures.

During the first quarter of 2024, the Company invested $591 million, which was in line with the first quarter guidance range of $580 million to $620 million. The Company expects to meet its full year 2024 capital investment guidance range of $2,200 million to $2,400 million.

Ovintiv continually strives to improve well performance and lower costs through innovative techniques. Ovintiv’s large-scale cube development model utilizes multi-well pads and advanced completion designs to maximize returns and resource recovery from its reservoirs. The Company continues to enhance its multi-frac technology by shifting, where possible, from simultaneously fracing two wells (“Simulfrac”) to fracing three wells (“Trimulfrac”) at the same time. Ovintiv’s disciplined capital program and continuous innovation create flexibility to allocate capital in changing commodity markets to maximize cash flows while preserving the long-term value of the Company’s multi-basin portfolio.

Production

During the first quarter of 2024, total average production volumes were 573.8 MBOE/d, which was in line with the first quarter guidance range of 560.0 MBOE/d to 575.0 MBOE/d. Average oil and plant condensate production volumes were 210.9 Mbbls/d and average other NGL production volumes were 88.4 Mbbls/d, which were in line with first quarter guidance ranges of 208.0 Mbbls/d to 212.0 Mbbls/d and 86.0 Mbbls/d to 89.0 Mbbls/d, respectively. Average natural gas production volumes were 1,648 MMcf/d, which exceeded the first quarter guidance range of 1,575 MMcf/d to 1,625 MMcf/d.

The Company expects to meet its updated full year 2024 total production guidance range of 560.0 MBOE/d to 575.0 MBOE/d, including oil and plant condensate production volumes of approximately 204.0 Mbbls/d to 208.0 Mbbls/d, other NGLs production volumes of approximately 88.0 Mbbls/d to 92.0 Mbbls/d and natural gas production volumes of approximately 1,600 MMcf/d to 1,650 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

The Company is on track to achieve full year upstream transportation and processing costs of approximately $7.50 per BOE to $8.00 per BOE, operating expenses of approximately $4.25 per BOE to $4.75 per BOE, and total production, mineral and other taxes of approximately four to five percent of upstream product revenues. The Company’s upstream operations refers to the summation of the USA and Canadian operating segments.

Additional information on Ovintiv’s second quarter and updated full year 2024 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

Ovintiv expects to publish its 2023 Sustainability Report in May. The report will highlight the Company’s 2023 environmental, social and governance results, and its progress in emissions intensity reductions with the goal to meet its Scope 1&2 GHG emissions target by 2030. As at the end of 2023, the Company had achieved a greater than 40 percent reduction in the Scope 1&2 GHG emissions intensity and is on track to meet its emissions intensity reduction target of 50 percent by 2030. The GHG emissions reduction target is tied to the annual compensation program for all employees.

During the second quarter of 2023, the Company acquired assets in Permian which increased both oil production volumes and net premium well inventory. Ovintiv is undergoing an integration period to align the emissions profile of the acquired inventory with the World Bank Zero Routine Flaring initiative. Ovintiv remains committed to its emissions reduction targets.

Ovintiv is committed to diversity, equity and inclusion (“DEI”). The Company’s social commitment framework, which is rooted in the Company’s foundational values of integrity, safety, sustainability, trust and respect, reflects Ovintiv’s positive contributions to the communities where it operates and highlights the Company’s approach to enabling an inclusive culture that embraces diversity of thought, background and experience.

Ovintiv remains committed to protecting the health and safety of its workforce. Safety is a foundational value at Ovintiv and plays a critical role in the Company’s belief that a safe workplace is a strong indicator of a well-managed business. This safety-oriented mindset enables the Company to quickly respond to emergencies and minimize any impacts to employees and business continuity. Safety performance goals are incorporated into the Company’s annual compensation program. Additional information on DEI and employee safety can be found in the Human Capital section of Items 1 and 2 of the 2023 Annual Report on Form 10-K.

Additional information on Ovintiv’s sustainable business practices are included in its most recent Sustainability Report on the Company’s sustainability website at https://sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

	Three months ended March 31,
($ millions)	2024	2023

Product and Service Revenues
Upstream product revenues	$1,929	$1,875
Market optimization	456	716
Service revenues (1)	2	1
Total Product and Service Revenues	2,387	2,592

Gains (Losses) on Risk Management, Net	(54)	(58)
Sublease Revenues	19	17
Total Revenues	2,352	2,551

Total Operating Expenses (2)	1,858	1,873
Operating Income (Loss)	494	678
Total Other (Income) Expenses	66	65
Net Earnings (Loss) Before Income Tax	428	613
Income Tax Expense (Recovery)	90	126

Net Earnings (Loss)	$338	$487
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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended March 31,
(average for the period)	2024	2023

Oil & NGLs
WTI ($/bbl)	$76.96	$76.13
Houston ($/bbl)	78.84	77.58
Edmonton Condensate (C$/bbl)	98.92	108.24

Natural Gas
NYMEX ($/MMBtu)	$2.24	$3.42
AECO (C$/Mcf)	2.05	4.34
Dawn (C$/MMBtu)	3.40	3.67

Production Volumes and Realized Prices

	Three months ended March 31,
	Production Volumes (1)		Realized Prices (2)
	2024	2023	2024	2023

Oil (Mbbls/d, $/bbl)
USA Operations	170.2	127.2	$76.17	$74.06
Canadian Operations	0.2	0.1	72.34	71.44
Total	170.4	127.3	76.17	74.06

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	10.6	10.6	57.97	61.84
Canadian Operations	29.9	28.1	71.70	77.22
Total	40.5	38.7	68.10	73.01

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	74.6	73.7	19.35	18.73
Canadian Operations	13.8	12.5	30.13	35.17
Total	88.4	86.2	21.03	21.11

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	255.4	211.5	58.79	54.16
Canadian Operations	43.9	40.7	58.65	64.32
Total	299.3	252.2	58.77	55.80

Natural Gas (MMcf/d, $/Mcf)
USA Operations	526	507	2.02	3.40
Canadian Operations	1,122	1,048	2.30	4.80
Total	1,648	1,555	2.21	4.34

Total Production (MBOE/d, $/BOE)
USA Operations	343.0	296.1	46.85	44.52
Canadian Operations	230.8	215.3	22.30	35.50
Total	573.8	511.4	36.97	40.72

Production Mix (%)
Oil & Plant Condensate	37	32
NGLs – Other	15	17
Total Oil & NGLs	52	49
Natural Gas	48	51

Production Change
Year Over Year (%) (3)
Total Oil & NGLs	19	-
Natural Gas	6	5
Total Production	12	2
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

	Three months ended March 31,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2023 Upstream Product Revenues	$848	$255	$164	$608	$1,875
Increase (decrease) due to:
Sales prices	31	(20)	(3)	(322)	(314)
Production volumes	299	16	8	45	368
2024 Upstream Product Revenues	$1,178	$251	$169	$331	$1,929

Oil Revenues

Three months ended March 31, 2024 versus March 31, 2023

Oil revenues were higher by $330 million compared to the first quarter of 2023 primarily due to:

•
Higher average oil production volumes of 43.1 Mbbls/d increased revenues by $299 million. Higher volumes were primarily due to the Permian assets acquired in the second quarter of 2023 (47.6 Mbbls/d) and successful drilling in Permian and Uinta (28.5 Mbbls/d), partially offset by the sale of the Bakken assets in the second quarter of 2023 (21.5 Mbbls/d) and natural declines in Anadarko (8.8 Mbbls/d); and
•
An increase of $2.11 per bbl, or three percent, in the average realized oil prices which increased revenues by $31 million. The increase reflected exposure to other downstream benchmark prices relating to the Company’s diversified markets, and higher Houston and WTI benchmark prices which were up two percent and one percent, respectively.

NGL Revenues

Three months ended March 31, 2024 versus March 31, 2023

NGL revenues were higher by $1 million compared to the first quarter of 2023 primarily due to:

•
Higher average plant condensate production volumes of 1.8 Mbbls/d increased revenues by $16 million. Higher volumes were primarily due to lower effective royalty rates resulting from lower commodity prices in Montney (2.8 Mbbls/d) and successful drilling in Montney and Permian (2.6 Mbbls/d), partially offset by natural declines in Montney (2.3 Mbbls/d) and the sale of the Bakken assets in the second quarter of 2023 (1.5 Mbbls/d); and
•
A decrease of $4.91 per bbl, or seven percent, in the average realized plant condensate prices which decreased revenues by $20 million. The decrease reflected lower Edmonton Condensate benchmark prices which were down nine percent, partially offset by higher regional pricing relative to benchmark prices.

Natural Gas Revenues

Three months ended March 31, 2024 versus March 31, 2023

Natural gas revenues were lower by $277 million compared to the first quarter of 2023 primarily due to:

•
A decrease of $2.13 per Mcf, or 49 percent, in the average realized natural gas prices which decreased revenues by $322 million. The decrease reflected lower AECO, NYMEX and Dawn benchmark prices which were down 53 percent, 35 percent and seven percent, respectively; and
•
Higher average natural gas production volumes of 93 MMcf/d increased revenues by $45 million. Higher volumes were primarily due to lower effective royalty rates resulting from lower commodity prices in Montney (119 MMcf/d), successful drilling in Permian and Uinta (56 MMcf/d), and the Permian assets acquired in the second quarter of 2023 (26 MMcf/d), partially offset by natural declines in Montney (61 MMcf/d) and the sale of the Bakken assets in the second quarter of 2023 (49 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at March 31, 2024, can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended March 31,
($ millions)	2024	2023

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(8)	$-
NGLs - Other	1	-
Natural Gas	53	(76)
Total	46	(76)

Unrealized Gains (Losses) on Risk Management	(100)	18
Total Gains (Losses) on Risk Management, Net	$(54)	$(58)

	Three months ended March 31,
(Per-unit)	2024	2023

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(0.51)	$-
NGLs - Other ($/bbl)	$0.13	$-
Natural Gas ($/Mcf)	$0.35	$(0.54)
Total ($/BOE)	$0.87	$(1.64)
(1)
Primarily includes realized gains and losses related to the USA and Canadian Operations.

Ovintiv recognizes fair value changes from its risk management activities each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationship between contract prices and the associated forward curves. Realized gains or losses on risk management activities related to commodity price mitigation are included in the USA Operations, Canadian Operations and Market Optimization revenues as the contracts are cash settled. Unrealized gains or losses on fair value changes of unsettled contracts are included in the Corporate and Other segment. Additional information on fair value changes can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Market Optimization Revenues

Market Optimization product revenues relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. Ovintiv also purchases and sells third-party volumes under marketing arrangements associated with the Company’s previous divestitures.

	Three months ended March 31,
($ millions)	2024	2023

Market Optimization	$456	$716

Three months ended March 31, 2024 versus March 31, 2023

Market Optimization product revenues decreased $260 million compared to the first quarter of 2023 primarily due to:

•
Lower sales of third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($231 million), lower natural gas benchmark prices ($21 million), and lower sales of third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($8 million).

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

	$ millions		$/BOE
Three months ended March 31,	2024	2023	2024	2023

USA Operations	$80	$80	$2.56	$3.01
Canadian Operations	3	4	$0.17	$0.19
Total	$83	$84	$1.60	$1.83

Three months ended March 31, 2024 versus March 31, 2023

Production, mineral and other taxes decreased $1 million compared to the first quarter of 2023 primarily due to:

•
The sale of the Bakken assets in the second quarter of 2023 ($15 million), production tax recoveries and lower production volumes in Anadarko ($8 million) and lower natural gas commodity prices ($4 million);

partially offset by:

•
Higher production volumes in Permian primarily due to the assets acquired in the second quarter of 2023 ($25 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
Three months ended March 31,	2024	2023	2024	2023

USA Operations	$127	$147	$4.07	$5.51
Canadian Operations	251	267	$11.96	$13.80
Upstream Transportation and Processing	378	414	$7.25	$9.00

Market Optimization	41	41
Total	$419	$455

Three months ended March 31, 2024 versus March 31, 2023

Transportation and processing expense decreased $36 million compared to the first quarter of 2023 primarily due to:

•
Lower variable contract rates in Permian ($24 million), the sale of the Bakken assets in the second quarter of 2023 ($24 million), the impact of a new downstream contract in Uinta ($20 million) and lower downstream transport costs in Montney ($15 million);

partially offset by:

•
Higher production volumes in Permian and Uinta ($46 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
Three months ended March 31,	2024	2023	2024	2023

USA Operations	$211	$170	$6.77	$6.39
Canadian Operations	25	29	$1.19	$1.50
Upstream Operating Expense	236	199	$4.52	$4.33

Market Optimization	7	7
Total	$243	$206

Three months ended March 31, 2024 versus March 31, 2023

Operating expense increased $37 million compared to the first quarter of 2023 primarily due to:

•
Higher activity in Permian primarily related to the assets acquired in the second quarter of 2023 ($69 million);

partially offset by:

•
The sale of the Bakken assets in the second quarter of 2023 ($23 million) and decreased activity in Anadarko ($9 million).

Additional information on the Company’s long-term incentive costs can be found in Note 17 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended March 31,
($ millions)	2024	2023

Market Optimization	$440	$701

Three months ended March 31, 2024 versus March 31, 2023

Purchased product expense decreased $261 million compared to the first quarter of 2023 primarily due to:

•
Lower third-party purchased liquids volumes primarily relating to price optimization activities in the USA Operations ($231 million), lower natural gas benchmark prices ($23 million), and lower third-party purchased natural gas volumes primarily relating to marketing arrangements for assets divested in prior years ($7 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost center are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2023 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates, as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2023 Annual Report on Form 10-K.

	$ millions		$/BOE
Three months ended March 31,	2024	2023	2024	2023

USA Operations	$489	$294	$15.69	$11.03
Canadian Operations	72	65	$3.42	$3.38
Upstream DD&A	561	359	$10.75	$7.81

Corporate & Other	5	5
Total	$566	$364

Three months ended March 31, 2024 versus March 31, 2023

DD&A increased $202 million compared to the first quarter of 2023 primarily due to:

•
Higher depletion rates and production volumes in the USA Operations ($145 million and $50 million, respectively).

The depletion rate in the USA Operations increased $4.66 per BOE compared to the first quarter of 2023 primarily due to a higher depletable base associated with the Permian assets acquired in the second quarter of 2023.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. These expenses primarily include salaries and benefits, operating lease, office, information technology, legal and long-term incentive costs.

	$ millions		$/BOE
Three months ended March 31,	2024	2023	2024	2023

Administrative, excluding Long-Term Incentive and Legal Costs (1)	$75	$71	$1.43	$1.52
Long-term incentive costs	15	(19)	0.29	(0.41)
Legal costs	12	6	0.23	0.14
Total Administrative	$102	$58	$1.95	$1.25
(1)
The first quarter of 2024 includes costs related to The Bow office lease of $29 million (2023 - $28 million), half of which is recovered from sublease revenues.

Three months ended March 31, 2024 versus March 31, 2023

Administrative expense increased $44 million compared to the first quarter of 2023 primarily due to:

•
Long-term incentive costs resulting from changes in the Company’s share price in the first quarter of 2023 ($34 million) and higher legal costs ($6 million).

Additional information on the Company’s long-term incentive costs can be found in Note 17 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended March 31,
($ millions)	2024	2023

Interest	$98	$71
Foreign Exchange (Gain) Loss, Net	(28)	(3)
Other (Gains) Losses, Net	(4)	(3)
Total Other (Income) Expenses	$66	$65

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2024 versus March 31, 2023

Interest expense increased $27 million compared to the first quarter of 2023 primarily due to:

•
Interest expense related to the senior unsecured notes issued in May 2023 ($36 million);

partially offset by:

•
An assessment related to certain prior years’ tax items in the first quarter of 2023 ($8 million).

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

Three months ended March 31, 2024 versus March 31, 2023

Net foreign exchange gain increased $25 million compared to the first quarter of 2023 primarily due to:

•
Unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2023 ($30 million) and no foreign exchange gains or losses on the settlement of U.S. dollar risk management contracts issued from Canada compared to losses in 2023 ($4 million);

partially offset by:

•
Unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts issued from Canada compared to gains in 2023 ($12 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets, government stimulus programs and adjustments related to other assets.

Income Tax

	Three months ended March 31,
($ millions)	2024	2023

Current Income Tax Expense (Recovery)	$32	$62
Deferred Income Tax Expense (Recovery)	58	64
Income Tax Expense (Recovery)	$90	$126

Effective Tax Rate	21.0%	20.6%

Income Tax Expense (Recovery)

Three months ended March 31, 2024 versus March 31, 2023

In the first quarter of 2024, Ovintiv recorded a lower income tax expense compared to 2023 ($36 million), primarily due to lower net earnings before income tax.

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

Additional information on income taxes can be found in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	As at March 31,
($ millions, except as indicated)	2024	2023

Cash and Cash Equivalents	$5	$26
Available Credit Facilities	3,250	3,200
Available Uncommitted Demand Lines (1)	237	280
Issuance of U.S. Commercial Paper	(495)	(280)
Total Liquidity	$2,997	$3,226

Long-Term Debt, including current portion (2)	$6,198	$3,756
Total Shareholders’ Equity (2)	$10,262	$7,894

Debt to Capitalization (%) (3)	38	32
Debt to Adjusted Capitalization (%) (3)	26	19
(1)
Includes three uncommitted demand lines totaling $285 million, net of $48 million in related undrawn letters of credit (2023 - $322 million and $42 million, respectively).
(2)
Includes the impact of long-term debt and shares of common stock issued in conjunction with the acquisition of Permian assets in the second quarter of 2023.
(3)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in July 2026, provide financial flexibility and allow the Company to fund its operations or capital investment program. At March 31, 2024, $250 million was outstanding under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at March 31, 2024, the Company had $495 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 6.14 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at March 31, 2024.

The available Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $3.0 billion as at March 31, 2024. At March 31, 2024, Ovintiv also had approximately $48 million in undrawn letters of credit issued in the normal course of business primarily as collateral security related to sales arrangements.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement expires in March 2026.

The obligations under the Company’s existing debt securities are fully and unconditionally guaranteed on a senior unsecured basis by Ovintiv Canada ULC, an indirect wholly-owned subsidiary of the Company. Additional information on the Company’s

Canadian Operations segment and the Bow office lease can be found in the Results of Operations section in this MD&A and the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the MD&A and audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2023, which are included in Items 7 and 8, respectively, of the 2023 Annual Report on Form 10-K.

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at March 31, 2024, the Company’s Debt to Adjusted Capitalization was 26 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2023 Annual Report on Form 10‑K.

The Company’s debt-based metrics have increased over the prior year primarily due to the increase in long-term debt resulting from the acquisition of Permian assets in the second quarter of 2023.

Sources and Uses of Cash

In the first quarter of 2024, Ovintiv primarily generated cash through operating activities and from the net issuance of revolving debt. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended March 31,
($ millions)	Activity Type	2024	2023

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$659	$1,068
Proceeds from divestitures	Investing	2	12
Corporate acquisition	Investing	12	-
Net issuance of revolving debt	Financing	461	187
Other	Investing	6	-
		1,140	1,267

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	591	610
Acquisitions	Investing	190	199
Purchase of shares of common stock	Financing	250	239
Dividends on shares of common stock	Financing	80	61
Other	Investing/Financing	29	137
		1,140	1,246
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		2	-
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$2	$21

Operating Activities

Net cash from operating activities in the first quarter of 2024 was $659 million and was primarily a reflection of the impacts from changes in non‑cash working capital, production volumes, average realized commodity prices, and realized gains/losses on risk management.

Additional detail on changes in non-cash working capital can be found in Note 21 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the first quarter of 2024 was $1,035 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended March 31, 2024 versus March 31, 2023

Net cash from operating activities decreased $409 million compared to the first quarter of 2023 primarily due to:

•
Changes in non-cash working capital ($586 million), lower realized commodity prices ($314 million), higher operating expense, excluding non-cash long-term incentive costs ($42 million) and higher interest expense ($27 million);

partially offset by:

•
Higher production volumes ($368 million), realized gains on risk management in revenues compared to losses in 2023 ($122 million), lower transportation and processing expense ($36 million), and a decrease in current income tax expense ($30 million).

Investing Activities

Cash used in investing activities in the first quarter of 2024 was $761 million primarily due to capital expenditures and acquisitions in the USA Operations. Capital expenditures, and acquisition and divestiture activities are summarized in Notes 3 and 8, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Capital expenditures decreased $19 million compared to the first quarter of 2023, primarily due to decreased activity in Anadarko, and the sale of the Bakken assets in the second quarter of 2023, partially offset by increased activity in Permian and Uinta.

Acquisitions in the first quarter of 2024 were $190 million, which primarily included property purchases with oil and liquids-rich potential in the USA Operations (2023 - $199 million).

Corporate acquisitions reflect the final cash settlements of $12 million completed in the first quarter of 2024 related to the assets acquired in Permian in the second quarter of 2023. Additional information regarding the Permian Acquisition can be found in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Financing Activities

Net cash from and/or used in financing activities has been impacted by Ovintiv’s strategic objective to return value to shareholders by repaying or repurchasing existing debt, purchasing shares of common stock and paying dividends.

Net cash from financing activities in the first quarter of 2024 was $102 million, compared to net cash used in financing activities of $184 million in 2023. The change was primarily due to an increase in net issuance of revolving debt in 2024 compared to 2023 ($274 million), partially offset by an increase in dividend payments in 2024 ($19 million) and increased purchases of shares of common stock in 2024 compared to 2023 ($11 million).

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

The Company’s long-term debt, including the current portion of $745 million, totaled $6,198 million at March 31, 2024. The Company’s long-term debt at December 31, 2023, including the current portion of $284 million, totaled $5,737 million. As at March 31, 2024, the Company has no fixed rate long-term debt due until May 2025 and beyond.

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its capital allocation framework to provide competitive returns to shareholders while strengthening its balance sheet. Ovintiv expects to continue to deliver shareholder returns through share buybacks.

For additional information on long-term debt, refer to Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Further details on the Company’s debt-based metrics can be found in the Non-GAAP measures section of this MD&A.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended March 31,
($ millions, except as indicated)	2024	2023

Dividend Payments	$80	$61
Dividend Payments ($/share)	$0.30	$0.25

On May 7, 2024, the Board of Directors declared a dividend of $0.30 per share of common stock payable on June 28, 2024, to common shareholders of record as of June 14, 2024.

Dividends increased $19 million compared to the first quarter of 2023 as a result of Ovintiv increasing its annualized dividend to $1.20 per share of common stock in the second quarter of 2023. The dividend increase reflects the Company’s commitment to returning capital to shareholders.

Normal Course Issuer Bid

In the first quarter of 2024, under the NCIB program, the Company purchased, for cancellation, approximately 5.4 million shares of common stock for total consideration of approximately $250 million. The Company expects to continue to execute the NCIB program in conjunction with its capital allocation framework. For additional information on the NCIB, refer to Note 14 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Material Cash Requirements

For information on material cash requirements, refer to the Material Cash Requirements section of the MD&A included in Item 7 of the 2023 Annual Report on Form 10-K.

Commitments and Contingencies

For information on commitments and contingencies, refer to Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies and use of estimates from the disclosures reported in the “Critical Accounting Estimates” section of the MD&A included in Item 7 of the 2023 Annual Report on Form 10-K.

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

	Three months ended March 31,
($ millions, except as indicated)	2024	2023

Cash From (Used in) Operating Activities	$659	$1,068
(Add back) deduct:
Net change in other assets and liabilities	(12)	(5)
Net change in non-cash working capital	(364)	222
Non-GAAP Cash Flow	$1,035	$851

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

($ millions, except as indicated)	March 31, 2024	December 31, 2023

Debt (Long-Term Debt, including Current Portion)	$6,198	$5,737
Total Shareholders’ Equity	10,262	10,370
Capitalization	$16,460	$16,107
Debt to Capitalization	38%	36%

Debt (Long-Term Debt, including Current Portion)	$6,198	$5,737
Total Shareholders’ Equity	10,262	10,370
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$24,206	$23,853
Debt to Adjusted Capitalization	26%	24%

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

($ millions, except as indicated)	March 31, 2024	December 31, 2023

Debt (Long-Term Debt, including Current Portion)	$6,198	$5,737

Net Earnings (Loss)	1,936	2,085
Add back (deduct):
Depreciation, depletion and amortization	2,027	1,825
Interest	382	355
Income tax expense (recovery)	389	425
EBITDA	$4,734	$4,690
Debt to EBITDA (times)	1.3	1.2

Debt (Long-Term Debt, including Current Portion)	$6,198	$5,737

Net Earnings (Loss)	1,936	2,085
Add back (deduct):
Depreciation, depletion and amortization	2,027	1,825
Accretion of asset retirement obligation	19	19
Interest	382	355
Unrealized (gains) losses on risk management	(76)	(194)
Foreign exchange (gain) loss, net	(6)	19
Other (gains) losses, net	(21)	(20)
Income tax expense (recovery)	389	425
Adjusted EBITDA	$4,650	$4,514
Debt to Adjusted EBITDA (times)	1.3	1.3

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Part 1, Item 2 of this Quarterly Report on Form 10‑Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of the 2023 Annual Report on Form 10‑K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 20 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

	March 31, 2024
(US$ millions)	10% Price Increase	10% Price Decrease

Oil price	$(120)	$79
NGL price	(1)	1
Natural gas price	(52)	50

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same period in 2023.

	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$-
Transportation and Processing Expense (1)	1	$0.01
Operating Expense (1)	-	-
Administrative Expense	-	-
Depreciation, Depletion and Amortization (1)	-	-

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2024, Ovintiv has entered into $301 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3622 to US$1, which mature monthly through the remainder of 2024.

As at March 31, 2024, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	March 31, 2024
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$124	$(152)

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

As at March 31, 2024, Ovintiv had floating rate revolving credit and term loan borrowings of $745 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $7 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2023 Annual Report on Form 10‑K and Note 22 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On September 26, 2023, the Company announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 26.7 million shares of common stock pursuant to a NCIB over a 12-month period from October 3, 2023 to October 2, 2024. The number of shares of common stock authorized for purchase represented approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as of such time.

During the three months ended March 31, 2024, the Company purchased approximately 5.4 million shares of common stock for total consideration of approximately $248 million at a weighted average price of $46.15. The following table presents the common shares purchased during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2024	1,426,914	$42.06	1,426,914	24,103,360
February 1 to February 29, 2024	1,375,867	43.62	1,375,867	22,727,493
March 1 to March 31, 2024	2,572,346	49.77	2,572,346	20,155,147
Total	5,375,127	$46.15	5,375,127	20,155,147
(1)
For the three months ended March 31, 2024, 2,802,781 shares of common stock were repurchased through our broker in accordance with a Rule 10b5‑1 compliant plan initially adopted by the Company on September 30, 2021.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
10.1	Transition Services and Separation Agreement between Ovintiv Inc. and Renee E. Zemljak effective March 7, 2024.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

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

Dated: May 7, 2024