Form 10-Q
period 2024-06-30
Ovintiv Inc.
filed 2024-07-30
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of July 19, 2024	263,608,160

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

“CORRA” means Canadian Overnight Repo Rate Average.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q, and the other documents incorporated herein by reference (if any), contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10‑Q include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any future acquisition and divestiture transactions; the Company’s ability to successfully integrate any acquired assets (including the Permian Acquisition as defined in Note 9 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10-Q) into its business; drilling plans and programs, including the amount and availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, Trimulfrac and Simulfrac techniques and other new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access credit facilities, debt and equity capital markets and other sources of liquidity; the ability of the Company to timely achieve its stated environmental, social and governance goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase of the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions, except per share amounts)		2024	2023	2024	2023

Revenues	(Note 3)
Product and service revenues	(Note 4)	$2,193	$2,352	$4,580	$4,944
Gains (losses) on risk management, net	(Note 19)	77	147	23	89
Sublease revenues	(Note 11)	18	18	37	35
Total Revenues		2,288	2,517	4,640	5,068

Operating Expenses	(Note 3)
Production, mineral and other taxes		89	76	172	160
Transportation and processing		413	452	832	907
Operating		237	175	480	381
Purchased product		333	692	773	1,393
Depreciation, depletion and amortization		580	419	1,146	783
Accretion of asset retirement obligation		4	4	9	9
Administrative		76	168	178	226
Total Operating Expenses		1,732	1,986	3,590	3,859
Operating Income (Loss)		556	531	1,050	1,209

Other (Income) Expenses
Interest	(Note 5)	105	80	203	151
Foreign exchange (gain) loss, net	(Note 6)	(10)	25	(38)	22
Other (gains) losses, net		(5)	(11)	(9)	(14)
Total Other (Income) Expenses		90	94	156	159
Net Earnings (Loss) Before Income Tax		466	437	894	1,050
Income tax expense (recovery)	(Note 7)	126	101	216	227
Net Earnings (Loss)		$340	$336	$678	$823

Net Earnings (Loss) per Share of Common Stock	(Note 14)
Basic		$1.28	$1.35	$2.53	$3.33
Diluted		1.27	1.34	2.51	3.28
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 14)
Basic		266.2	249.4	267.9	246.9
Diluted		268.1	250.8	270.6	250.8

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2024	2023	2024	2023

Net Earnings (Loss)		$340	$336	$678	$823
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 15)	(31)	53	(107)	55
Pension and other post-employment benefit plans	(Note 15)	(2)	(1)	(3)	(3)
Other Comprehensive Income (Loss)		(33)	52	(110)	52
Comprehensive Income (Loss)		$307	$388	$568	$875

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		June 30,	December 31,
(US$ millions)		2024	2023

Assets
Current Assets
Cash and cash equivalents		$8	$3
Accounts receivable and accrued revenues (net of allowances
of $5 million (2023: $5 million))	(Note 4)	1,208	1,442
Risk management	(Notes 18, 19)	117	214
Income tax receivable		67	17
		1,400	1,676
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		65,239	64,084
Unproved properties		1,152	1,486
Other		900	907
Property, plant and equipment		67,291	66,477
Less: Accumulated depreciation, depletion and amortization		(52,447)	(51,837)
Property, plant and equipment, net	(Note 3)	14,844	14,640
Other Assets		978	1,015
Risk Management	(Notes 18, 19)	10	4
Deferred Income Taxes		-	53
Goodwill	(Note 3)	2,577	2,599
	(Note 3)	$19,809	$19,987

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,872	$2,209
Current portion of operating lease liabilities		85	87
Income tax payable		2	232
Risk management	(Notes 18, 19)	7	-
Current portion of long-term debt	(Note 12)	1,234	284
		3,200	2,812
Long-Term Debt	(Note 12)	4,853	5,453
Operating Lease Liabilities		804	832
Other Liabilities and Provisions	(Note 13)	141	132
Risk Management	(Notes 18, 19)	6	2
Asset Retirement Obligation		261	276
Deferred Income Taxes		216	110
		9,481	9,617
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2024 issued and outstanding: 264.1 million shares (2023: 271.7 million shares)	(Note 14)	3	3
Paid in surplus	(Note 14)	8,170	8,620
Retained earnings		1,215	697
Accumulated other comprehensive income	(Note 15)	940	1,050
Total Shareholders’ Equity		10,328	10,370
		$19,809	$19,987

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended June 30, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2024		$3	$8,331	$955	$973	$10,262
Net Earnings (Loss)		-	-	340	-	340
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(80)	-	(80)
Shares of Common Stock Purchased	(Note 14)	-	(184)	-	-	(184)
Equity-Settled Compensation Costs		-	23	-	-	23
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(33)	(33)
Balance, June 30, 2024		$3	$8,170	$1,215	$940	$10,328

Three Months Ended June 30, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2023		$3	$7,555	$(655)	$991	$7,894
Net Earnings (Loss)		-	-	336	-	336
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(82)	-	(82)
Shares of Common Stock Purchased	(Note 14)	-	(89)	-	-	(89)
Shares of Common Stock Issued	(Notes 9,14,20)	-	1,169	-	-	1,169
Equity-Settled Compensation Costs		-	36	-	-	36
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	52	52
Balance, June 30, 2023		$3	$8,671	$(401)	$1,043	$9,316

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370
Net Earnings (Loss)		-	-	678	-	678
Dividends on Shares of Common Stock ($0.60 per share)	(Note 14)	-	-	(160)	-	(160)
Shares of Common Stock Purchased	(Note 14)	-	(434)	-	-	(434)
Equity-Settled Compensation Costs		-	(16)	-	-	(16)
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(110)	(110)
Balance, June 30, 2024		$3	$8,170	$1,215	$940	$10,328

Six Months Ended June 30, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689
Net Earnings (Loss)		-	-	823	-	823
Dividends on Shares of Common Stock ($0.55 per share)	(Note 14)	-	-	(143)	-	(143)
Shares of Common Stock Purchased	(Note 14)	-	(328)	-	-	(328)
Shares of Common Stock Issued	(Notes 9,14,20)	-	1,169	-	-	1,169
Equity-Settled Compensation Costs		-	54	-	-	54
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	52	52
Balance, June 30, 2023		$3	$8,671	$(401)	$1,043	$9,316

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2024	2023	2024	2023

Operating Activities
Net earnings (loss)		$340	$336	$678	$823
Depreciation, depletion and amortization		580	419	1,146	783
Accretion of asset retirement obligation		4	4	9	9
Deferred income taxes	(Note 7)	103	47	161	111
Unrealized (gain) loss on risk management	(Note 19)	(8)	(142)	92	(160)
Unrealized foreign exchange (gain) loss	(Note 6)	(5)	10	(28)	5
Foreign exchange (gain) loss on settlements	(Note 6)	(5)	4	(7)	3
Other		16	21	9	(24)
Net change in other assets and liabilities		(42)	(12)	(54)	(17)
Net change in non-cash working capital	(Note 20)	37	144	(327)	366
Cash From (Used in) Operating Activities		1,020	831	1,679	1,899

Investing Activities
Capital expenditures	(Note 3)	(622)	(640)	(1,213)	(1,250)
Acquisitions	(Note 8)	(5)	(15)	(195)	(214)
Corporate acquisition, net of cash acquired	(Note 9)	-	(3,225)	12	(3,225)
Proceeds from divestitures	(Note 8)	2	717	4	729
Net change in investments and other		(16)	155	(10)	89
Cash From (Used in) Investing Activities		(641)	(3,008)	(1,402)	(3,871)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 12)	(111)	100	350	287
Issuance of long-term debt	(Note 12)	-	2,278	-	2,278
Purchase of shares of common stock	(Note 14)	(184)	(89)	(434)	(328)
Dividends on shares of common stock	(Note 14)	(80)	(82)	(160)	(143)
Finance lease payments and other		(1)	(1)	(30)	(72)
Cash From (Used in) Financing Activities		(376)	2,206	(274)	2,022

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		-	(3)	2	(3)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		3	26	5	47
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		5	26	3	5
Cash, Cash Equivalents and Restricted Cash, End of Period		$8	$52	$8	$52

Cash, End of Period		$6	$9	$6	$9
Cash Equivalents, End of Period		2	43	2	43
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$8	$52	$8	$52

Supplementary Cash Flow Information	(Note 20)

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

Results of Operations (For the three months ended June 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2024	2023	2024	2023	2024	2023

Revenues
Product and service revenues	$1,421	$1,181	$422	$468	$350	$703
Gains (losses) on risk management, net	31	5	38	-	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,452	1,186	460	468	350	703

Operating Expenses
Production, mineral and other taxes	85	73	4	3	-	-
Transportation and processing	126	148	260	268	27	36
Operating	205	167	26	2	6	6
Purchased product	-	-	-	-	333	692
Depreciation, depletion and amortization	498	336	76	78	-	-
Total Operating Expenses	914	724	366	351	366	734
Operating Income (Loss)	$538	$462	$94	$117	$(16)	$(31)

			Corporate & Other		Consolidated
			2024	2023	2024	2023

Revenues
Product and service revenues			$-	$-	$2,193	$2,352
Gains (losses) on risk management, net			8	142	77	147
Sublease revenues			18	18	18	18
Total Revenues			26	160	2,288	2,517

Operating Expenses
Production, mineral and other taxes			-	-	89	76
Transportation and processing			-	-	413	452
Operating			-	-	237	175
Purchased product			-	-	333	692
Depreciation, depletion and amortization			6	5	580	419
Accretion of asset retirement obligation			4	4	4	4
Administrative			76	168	76	168
Total Operating Expenses			86	177	1,732	1,986
Operating Income (Loss)			$(60)	$(17)	556	531

Other (Income) Expenses
Interest					105	80
Foreign exchange (gain) loss, net					(10)	25
Other (gains) losses, net					(5)	(11)
Total Other (Income) Expenses					90	94
Net Earnings (Loss) Before Income Tax					466	437
Income tax expense (recovery)					126	101
Net Earnings (Loss)					$340	$336

Results of Operations (For the six months ended June 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2024	2023	2024	2023	2024	2023

Revenues
Product and service revenues	$2,883	$2,367	$891	$1,158	$806	$1,419
Gains (losses) on risk management, net	55	7	60	(78)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	2,938	2,374	951	1,080	806	1,419

Operating Expenses
Production, mineral and other taxes	165	153	7	7	-	-
Transportation and processing	253	295	511	535	68	77
Operating	416	337	51	31	13	13
Purchased product	-	-	-	-	773	1,393
Depreciation, depletion and amortization	987	630	148	143	-	-
Total Operating Expenses	1,821	1,415	717	716	854	1,483
Operating Income (Loss)	$1,117	$959	$234	$364	$(48)	$(64)

			Corporate & Other		Consolidated
			2024	2023	2024	2023

Revenues
Product and service revenues			$-	$-	$4,580	$4,944
Gains (losses) on risk management, net			(92)	160	23	89
Sublease revenues			37	35	37	35
Total Revenues			(55)	195	4,640	5,068

Operating Expenses
Production, mineral and other taxes			-	-	172	160
Transportation and processing			-	-	832	907
Operating			-	-	480	381
Purchased product			-	-	773	1,393
Depreciation, depletion and amortization			11	10	1,146	783
Accretion of asset retirement obligation			9	9	9	9
Administrative			178	226	178	226
Total Operating Expenses			198	245	3,590	3,859
Operating Income (Loss)			$(253)	$(50)	1,050	1,209

Other (Income) Expenses
Interest					203	151
Foreign exchange (gain) loss, net					(38)	22
Other (gains) losses, net					(9)	(14)
Total Other (Income) Expenses					156	159
Net Earnings (Loss) Before Income Tax					894	1,050
Income tax expense (recovery)					216	227
Net Earnings (Loss)					$678	$823

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended June 30,	2024	2023	2024	2023	2024	2023

Revenues	$2,393	$2,874	$(2,043)	$(2,171)	$350	$703

Operating Expenses
Transportation and processing	156	180	(129)	(144)	27	36
Operating	6	6	-	-	6	6
Purchased product	2,247	2,719	(1,914)	(2,027)	333	692
Operating Income (Loss)	$(16)	$(31)	$-	$-	$(16)	$(31)

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the six months ended June 30,	2024	2023	2024	2023	2024	2023

Revenues	$4,891	$6,010	$(4,085)	$(4,591)	$806	$1,419

Operating Expenses
Transportation and processing	326	345	(258)	(268)	68	77
Operating	13	13	-	-	13	13
Purchased product	4,600	5,716	(3,827)	(4,323)	773	1,393
Operating Income (Loss)	$(48)	$(64)	$-	$-	$(48)	$(64)

Capital Expenditures by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

USA Operations	$504	$502	$961	$969
Canadian Operations	117	137	250	279
Corporate & Other	1	1	2	2
	$622	$640	$1,213	$1,250

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2024	2023	2024	2023	2024	2023

USA Operations	$1,938	$1,938	$13,286	$13,129	$16,098	$16,033
Canadian Operations	639	661	1,416	1,357	2,348	2,404
Market Optimization	-	-	-	-	200	232
Corporate & Other	-	-	142	154	1,163	1,318
	$2,577	$2,599	$14,844	$14,640	$19,809	$19,987

4.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended June 30)

	USA Operations		Canadian Operations		Market Optimization
	2024	2023	2024	2023	2024	2023

Revenues from Customers
Product revenues (1)
Oil	$1,192	$947	$4	$-	$318	$644
NGLs	176	149	271	246	3	5
Natural gas	55	86	150	223	23	49
Service revenues
Gathering and processing	1	2	-	1	-	-
Product and Service Revenues	$1,424	$1,184	$425	$470	$344	$698

			Corporate & Other		Consolidated
			2024	2023	2024	2023

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$1,514	$1,591
NGLs			-	-	450	400
Natural gas			-	-	228	358
Service revenues
Gathering and processing			-	-	1	3
Product and Service Revenues			$-	$-	$2,193	$2,352

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

Revenues (For the six months ended June 30)

	USA Operations		Canadian Operations		Market Optimization
	2024	2023	2024	2023	2024	2023

Revenues from Customers
Product revenues (1)
Oil	$2,373	$1,798	$5	$-	$710	$1,253
NGLs	364	333	505	483	11	25
Natural gas	152	241	385	678	72	129
Service revenues
Gathering and processing	2	2	1	2	-	-
Product and Service Revenues	$2,891	$2,374	$896	$1,163	$793	$1,407

			Corporate & Other		Consolidated
			2024	2023	2024	2023

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$3,088	$3,051
NGLs			-	-	880	841
Natural gas			-	-	609	1,048
Service revenues
Gathering and processing			-	-	3	4
Product and Service Revenues			$-	$-	$4,580	$4,944

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at June 30, 2024, receivables and accrued revenues from contracts with customers were $917 million ($1,070 million as at December 31, 2023).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at June 30, 2024.

As at June 30, 2024, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Interest Expense on:
Debt	$100	$77	$197	$137
Finance leases	1	1	1	1
Other	4	2	5	13
	$105	$80	$203	$151

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$1	$(9)	$7	$(15)
Translation of intercompany notes	(6)	19	(35)	20
	(5)	10	(28)	5
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	1	(1)	1	(2)
U.S. dollar risk management contracts issued from Canada	1	3	1	7
Intercompany notes	(6)	5	(8)	5
Other Monetary Revaluations	(1)	8	(4)	7
	$(10)	$25	$(38)	$22

7.	Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Current Tax
United States	$10	$8	$24	$8
Canada	13	46	31	108
Total Current Tax Expense (Recovery)	23	54	55	116

Deferred Tax
United States	77	65	135	137
Canada	26	(18)	26	(26)
Total Deferred Tax Expense (Recovery)	103	47	161	111
Income Tax Expense (Recovery)	$126	$101	$216	$227
Effective Tax Rate	27.0%	23.1%	24.2%	21.6%

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

8.	Acquisitions and Divestitures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Acquisitions
USA Operations	$5	$15	$195	$208
Canadian Operations	-	-	-	6
Total Acquisitions	5	15	195	214

Divestitures
USA Operations	(2)	(718)	(4)	(730)
Canadian Operations	-	1	-	1
Total Divestitures	(2)	(717)	(4)	(729)
Net Acquisitions & (Divestitures)	$3	$(702)	$191	$(515)

Acquisitions

For the three and six months ended June 30, 2024, acquisitions in the USA Operations were $5 million and $195 million, respectively, which primarily included property purchases in Permian with oil and liquids-rich potential.

For the three and six months ended June 30, 2023, acquisitions in the USA Operations were $15 million and $208 million, respectively, which primarily included property purchases in Permian and Uinta with oil and liquids-rich potential.

Divestitures

For the three and six months ended June 30, 2024, divestitures in the USA Operations were $2 million and $4 million respectively, which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

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

Purchase Price Allocation

The Permian LLCs were accounted for under the acquisition method and as a single transaction because the purchase agreement was entered into at the same time with EnCap and in contemplation of one another to achieve an overall economic effect. The purchase price allocations represent the consideration paid and the fair values of the assets acquired, and liabilities assumed as of the acquisition date. The purchase price allocation was finalized during the first quarter of 2024.

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

10.	Property, Plant and Equipment, Net

	As at June 30, 2024			As at December 31, 2023
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$48,897	$(36,786)	$12,111	$47,440	$(35,799)	$11,641
Unproved properties	1,121	-	1,121	1,449	-	1,449
Other	54	-	54	39	-	39
	50,072	(36,786)	13,286	48,928	(35,799)	13,129

Canadian Operations
Proved properties	16,342	(14,963)	1,379	16,644	(15,332)	1,312
Unproved properties	31	-	31	37	-	37
Other	6	-	6	8	-	8
	16,379	(14,963)	1,416	16,689	(15,332)	1,357

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	833	(691)	142	853	(699)	154
	$67,291	$(52,447)	$14,844	$66,477	$(51,837)	$14,640

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $99 million, which have been capitalized during the six months ended June 30, 2024 (2023 - $76 million).

11.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at June 30, 2024. All subleases are classified as operating leases.

(undiscounted)	2024	2025	2026	2027	2028	Thereafter	Total

Sublease Income	$25	$51	$51	$46	$41	$364	$578

For the three and six months ended June 30, 2024, operating lease income was $12 million and $26 million, respectively (2023 - $12 million and $24 million, respectively), and variable lease income was $6 million and $11 million, respectively (2023 - $6 million and $11 million, respectively).

12.	Long-Term Debt

	As at	As at
	June 30,	December 31,
	2024	2023

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$634	$284
U.S. Unsecured Notes:
5.65% due May 15, 2025	600	600
5.375% due January 1, 2026	459	459
5.65% due May 15, 2028	700	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	600	600
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
7.10% due July 15, 2053	400	400
Total Principal	6,110	5,760

Increase in Value of Debt Acquired	19	22
Unamortized Debt Discounts and Issuance Costs	(42)	(45)
Total Long-Term Debt	$6,087	$5,737

Current Portion	$1,234	$284
Long-Term Portion	4,853	5,453
	$6,087	$5,737

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

As at June 30, 2024, the Company had outstanding commercial paper of $384 million maturing at various dates with a weighted average interest rate of approximately 6.13 percent. As at June 30, 2024, the Company also had $250 million drawn on its revolving credit facilities. The credit facilities are unsecured and bear interest at the lenders’ U.S. base rate, Canadian prime, Bankers’ Acceptances, SOFR or CORRA, plus applicable margins.

As at June 30, 2024, total long-term debt had a carrying value of $6,087 million and a fair value of $6,293 million (as at December 31, 2023 - carrying value of $5,737 million and a fair value of $5,989 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

13.	Other Liabilities and Provisions

	As at	As at
	June 30,	December 31,
	2024	2023

Finance Lease Obligations	$16	$20
Unrecognized Tax Benefits	36	16
Pensions and Other Post-Employment Benefits	77	74
Other	12	22
	$141	$132

14.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	June 30, 2024		December 31, 2023
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	271.7	$3	245.7	$3
Shares of Common Stock Purchased	(9.0)	-	(9.9)	-
Shares of Common Stock Issued	1.4	-	35.9	-
Shares of Common Stock Outstanding, End of Period	264.1	$3	271.7	$3

On June 12, 2023, in accordance with the terms of the Permian Acquisition agreement, Ovintiv issued approximately 31.8 million shares of common stock as a component of the consideration paid to EnCap as discussed in Note 9. In conjunction with the share issuance, the Company recognized share capital of $318 thousand and paid in surplus of $1,169 million.

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 1.4 million shares of common stock during the six months ended June 30, 2024 (4.1 million shares of common stock during the twelve months ended December 31, 2023), as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid and Other Share Buybacks

During the three and six months ended June 30, 2024, the Company purchased approximately 3.6 million shares and 9.0 million shares, respectively, for total consideration of approximately $184 million and $434 million, respectively. Of the amounts paid during the same three and six month periods, $36 thousand and $90 thousand, respectively, were charged to share capital and $184 million and $434 million, respectively, were charged to paid in surplus.

During the three and six months ended June 30, 2023, the Company purchased approximately 2.5 million shares and 7.7 million shares, respectively, for total consideration of approximately $89 million and $328 million, respectively. Of the amounts paid during the same three and six month periods, $25 thousand and $77 thousand, respectively, were charged to share capital and $89 million and $328 million, respectively, were charged to paid in surplus.

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

Dividends

During the three months ended June 30, 2024, the Company declared and paid dividends of $0.30 per share of common stock totaling $80 million (2023 - $0.30 per share of common stock totaling $82 million).

During the six months ended June 30, 2024, the Company declared and paid dividends of $0.60 per share of common stock totaling $160 million (2023 - $0.55 per share of common stock totaling $143 million).

On July 30, 2024, the Board of Directors declared a dividend of $0.30 per share of common stock payable on September 27, 2024, to shareholders of record as of September 13, 2024.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ millions, except per share amounts)	2024	2023	2024	2023

Net Earnings (Loss)	$340	$336	$678	$823

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	266.2	249.4	267.9	246.9
Effect of dilutive securities	1.9	1.4	2.7	3.9
Weighted Average Shares of Common Stock Outstanding - Diluted	268.1	250.8	270.6	250.8

Net Earnings (Loss) per Share of Common Stock
Basic	$1.28	$1.35	$2.53	$3.33
Diluted	1.27	1.34	2.51	3.28

Stock-Based Compensation Plans

Shares issued as a result of awards granted from stock-based compensation plans are funded out of the common stock authorized for issuance as approved by the Company’s shareholders. As at June 30, 2024, there were no changes to Ovintiv’s compensation plans and the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

15.	Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$924	$939	$1,000	$937
Change in Foreign Currency Translation Adjustment	(31)	53	(107)	55
Balance, End of Period	$893	$992	$893	$992

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$49	$52	$50	$54

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings	(2)	(2)	(3)	(4)
Income taxes	-	1	-	1
Balance, End of Period	$47	$51	$47	$51
Total Accumulated Other Comprehensive Income	$940	$1,043	$940	$1,043

16.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at June 30, 2024, VMLP provides approximately 1,153 MMcf/d of natural gas gathering and compression and 913 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from seven to 21 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,111 million as at June 30, 2024. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at June 30, 2024, accounts payable and accrued liabilities included $0.6 million related to the take or pay commitment.

17.	Compensation Plans

As at June 30, 2024, there were no changes to Ovintiv’s compensation plans and the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Total Compensation Costs of Transactions Classified as Cash-Settled	$(3)	$4	$2	$(24)
Total Compensation Costs of Transactions Classified as Equity-Settled	24	24	48	45
Less: Total Share-Based Compensation Costs Capitalized	(8)	(5)	(14)	(13)
Total Share-Based Compensation Expense (Recovery)	$13	$23	$36	$8

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$5	$7	$13	$11
Administrative	8	16	23	(3)
	$13	$23	$36	$8

As at June 30, 2024, the liability for cash-settled share-based payment transactions totaled $14 million ($14 million as at December 31, 2023), which is recognized in accounts payable and accrued liabilities.

The following weighted average assumptions were used to determine the fair value of SAR and TSAR units outstanding:

	As at June 30, 2024		As at June 30, 2023
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units	Share Units	Share Units

Risk Free Interest Rate	4.04%	4.04%	4.61%	4.61%
Dividend Yield	2.56%	2.54%	3.15%	3.21%
Expected Volatility Rate (1)	48.63%	45.21%	59.69%	55.88%
Expected Term	1.0 yrs	1.0 yrs	1.4 yrs	1.2 yrs
Market Share Price	US$46.87	C$64.13	US$38.07	C$50.42
Weighted Average Grant Date Fair Value	US$40.91	C$54.84	US$44.87	C$62.66
(1)
Volatility was estimated using historical rates.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Six Months Ended June 30, 2024 (thousands of units)

RSUs	1,494
PSUs	582
DSUs	5

18.	Fair Value Measurements

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

As at June 30, 2024	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$126	$-	$126	$(10)	$116
Long-term assets	-	16	-	16	(6)	10
Foreign Currency Derivatives:
Current assets	-	1	-	1	-	1

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$-	$17	$17	$(10)	$7
Long-term liabilities	-	12	-	12	(6)	6

As at December 31, 2023	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$188	$16	$204	$(1)	$203
Long-term assets	-	5	-	5	(1)	4
Foreign Currency Derivatives:
Current assets	-	11	-	11	-	11

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$1	$-	$1	$(1)	$-
Long-term liabilities	-	3	-	3	(1)	2

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4

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

Level 3 Fair Value Measurements

As at June 30, 2024, the Company’s Level 3 risk management assets and liabilities consist of WTI costless collars and WTI three-way options with terms to 2025. The WTI three-way options are a combination of a sold call, a bought put and a sold put. The WTI costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options. The fair values of these contracts are determined using an option pricing model using observable and unobservable inputs such as implied volatility. The unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Six Months Ended
	June 30,
	2024	2023

Balance, Beginning of Year	$16	$12
Total Gains (Losses)	(42)	48
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	9	-
Transfers Out of Level 3	-	-
Balance, End of Period	$(17)	$60
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$(33)	$48

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at June 30, 2024:

	Valuation Technique	Unobservable Input	Range	Weighted Average (1)

Risk Management - WTI Options	Option Model	Implied Volatility	20% - 36%	23%

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2024, the Company has entered into $236 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3697 to US$1, which mature monthly through the remainder of 2024.

Risk Management Positions as at June 30, 2024

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
Ethane Fixed Price	5.0 Mbbls/d	2024	10.28	$2

WTI Three-Way Options
Sold call / bought put / sold put	45.0 Mbbls/d	2024	86.75 / 65.00 / 50.00	(9)
Sold call / bought put / sold put	25.3 Mbbls/d	2025	85.52 / 65.00 / 50.00	(8)

WTI Costless Collars
Sold call / bought put	5.0 Mbbls/d	2024	92.06 / 60.00	-

Basis Contracts (1)		2024		-
Oil and NGLs Fair Value Position				(15)

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	200 MMcf/d	2024	3.62	27

NYMEX Three-Way Options
Sold call / bought put / sold put	200 MMcf/d	2024	4.51 / 3.00 / 2.25	10
Sold call / bought put / sold put	500 MMcf/d	2025	4.54 / 3.00 / 2.25	(9)

NYMEX Costless Collars
Sold call / bought put	400 MMcf/d	2024	4.49 / 3.00	26

Basis Contracts (2)		2024		46
		2025		28

Natural Gas Fair Value Position				128

Foreign Currency Contracts
Fair Value Position (3)		2024		1
Total Fair Value Position				$114

(1)
Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)
Ovintiv has entered into natural gas basis swaps associated with AECO, Waha and NYMEX.
(3)
Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$69	$5	$115	$(71)
Foreign Currency Derivatives:
Foreign exchange	(1)	(3)	(1)	(7)
Interest Rate Derivatives:
Interest Rate (2)	-	1	-	1
	$68	$3	$114	$(77)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (3)	$8	$142	$(92)	$160
Foreign Currency Derivatives:
Foreign exchange	(2)	9	(10)	15
	$6	$151	$(102)	$175

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (3)	$77	$147	$23	$89
Foreign Currency Derivatives:
Foreign exchange	(3)	6	(11)	8
Interest Rate Derivatives:
Interest Rate (2)	-	1	-	1
	$74	$154	$12	$98

(1)
Includes a realized gain of $4 million for the three and six months ended June 30, 2024, respectively (2023 - nil, respectively), related to other derivative contracts.
(2)
The interest rate swap was executed and settled during the three months ended June 30, 2023, in relation to the senior notes issuance described in Note 12. The gain was recognized in interest expense.
(3)
There were no unrealized gains or losses related to other derivative contracts for the three or six months ended June 30, 2024 or 2023.

Reconciliation of Unrealized Risk Management Positions from January 1 to June 30

	2024		2023
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$212
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	12	$12	$98
Settlement of Other Derivative Contracts	4
Fair Value of Contracts Realized During the Period	(114)	(114)	77
Fair Value of Contracts, End of Period	$114	$(102)	$175

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	June 30,	December 31,
	2024	2023

Risk Management Assets
Current	$117	$214
Long-term	10	4
	127	218

Risk Management Liabilities
Current	7	-
Long-term	6	2
	13	2

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	-	4
	-	4
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$114	$212

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at June 30, 2024, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $143 million and $127 million, respectively, as disclosed in Note 18. The Company had no significant credit derivatives in place and held no collateral at June 30, 2024.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at June 30, 2024, approximately 93 percent (91 percent as at December 31, 2023) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which required Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements included events where a purchaser failed to make payment to the guaranteed party and/or a purchaser was subject to an insolvency event. The agreements had a fair value of $4 million as at December 31, 2023 and expired in June 2024.

20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating Activities
Accounts receivable and accrued revenues	$63	$205	$235	$519
Accounts payable and accrued liabilities	(9)	(103)	(301)	(290)
Current portion of operating lease liabilities	6	(3)	(3)	9
Income tax receivable and payable	(23)	45	(258)	128
	$37	$144	$(327)	$366

B)
Non-Cash Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(25)	$(40)	$(33)	$(69)

Non-Cash Investing Activities
Property, plant and equipment accruals	$(17)	$93	$(2)	$92
Capitalized long-term incentives	-	-	(7)	(2)
Property additions/dispositions, including swaps	14	4	31	22

Non-Cash Financing Activities
Common shares issued in conjunction with the Permian
Acquisition (See Note 9)	$-	$(1,169)	$-	$(1,169)

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at June 30, 2024:

	Expected Future Payments
(undiscounted)	2024	2025	2026	2027	2028	Thereafter	Total

Transportation and Processing	$336	$669	$594	$498	$445	$2,145	$4,687
Drilling and Field Services	172	105	7	-	-	-	284
Building Leases & Other Commitments	5	9	8	7	6	19	54
Total	$513	$783	$609	$505	$451	$2,164	$5,025

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

During the second quarter of 2024, Ovintiv resolved a dispute related to the previous disposition of certain legacy assets. The Company expects to receive net proceeds of approximately $150 million later in the year, at which time the Company will recognize a contingent gain within Other (gains) losses, net in its Consolidated Statement of Earnings. Ovintiv recognizes contingent gains in its Consolidated Financial Statements when the gain is realized or considered realizable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three and six months ended June 30, 2024, and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2024 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2023, which are included in Items 8 and 7, respectively, of the 2023 Annual Report on Form 10‑K.

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

Highlights

During the first six months of 2024, the Company focused on executing its 2024 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, and delivering cash from operating activities. Higher upstream product revenues in the first six months of 2024 compared to 2023, primarily resulted from higher production volumes and liquids prices, partially offset by lower average realized natural gas prices, excluding the impact of risk management activities. Production volumes increased eight percent compared to the first six months of 2023 primarily due to the addition of the Permian assets acquired in the second quarter of 2023. Decreases in average realized natural gas prices of 43 percent were primarily due to lower benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Financial Results

Three months ended June 30, 2024

•
Reported net earnings of $340 million, including net gains on risk management in revenues of $77 million, before tax.
•
Generated cash from operating activities of $1,020 million and Non-GAAP Cash Flow of $1,025 million.
•
Purchased for cancellation, approximately 3.6 million shares of common stock for total consideration of approximately $184 million.
•
Paid dividends of $0.30 per share of common stock totaling $80 million.

Six months ended June 30, 2024

•
Reported net earnings of $678 million, including net gains on risk management in revenues of $23 million, before tax.
•
Generated cash from operating activities of $1,679 million and Non-GAAP Cash Flow of $2,060 million.
•
Purchased for cancellation, approximately 9.0 million shares of common stock for total consideration of approximately $434 million.
•
Paid dividends of $0.60 per share of common stock totaling $160 million.
•
Had approximately $3.1 billion in total liquidity as at June 30, 2024, which included available credit facilities of $3,250 million, available uncommitted demand lines of $211 million, and cash and cash equivalents of $8 million, net of outstanding commercial paper of $384 million.
•
Reported Debt to EBITDA of 1.2 times and Non-GAAP Debt to Adjusted EBITDA of 1.2 times.

Capital Investment

During the six months ended June 30, 2024

•
Executed the Company’s 2024 capital plan with expenditures totaling $1,213 million.
•
Focused on highly efficient capital activity to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices.

Production

During the six months ended June 30, 2024

•
Produced average liquids volumes of 301.4 Mbbls/d, which accounted for 52 percent of total production volumes. Average oil and plant condensate volumes 211.3 Mbbls/d, represented 70 percent of total liquids production volumes.
•
Produced average natural gas volumes of 1,693 MMcf/d, which accounted for 48 percent of total production volumes.
•
Produced average total volumes of 583.8 MBOE/d.

Operating Expenses

During the six months ended June 30, 2024

•
Incurred total upstream transportation and processing expenses of $764 million or $7.20 per BOE, a decrease of $66 million compared to 2023, primarily due to the sale of the Bakken assets in the second quarter of 2023, the impact of new downstream contracts in Uinta, and lower variable contract rates in Permian, partially offset by higher production volumes in Permian and Uinta.
•
Incurred total upstream operating expenses of $467 million or $4.40 per BOE, an increase of $99 million compared to 2023, primarily due to the Permian assets acquired in the second quarter of 2023, partially offset by the sale of the Bakken assets in the second quarter of 2023.
•
Incurred total production, mineral and other taxes of $172 million, which represents approximately 4.6 percent of upstream product revenues. Total production, mineral and other taxes increased $12 million compared to 2023, primarily due to higher production volumes and property taxes in Permian relating to the assets acquired in the second quarter of 2023, partially offset by the sale of the Bakken assets in the second quarter of 2023.

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

Oil prices for the remainder of 2024 are expected to be impacted by the interplay between the pace of global economic growth and demand for oil, continued OPEC+ production restraint and continued supply uncertainties resulting from geopolitical events. Recessionary concerns continue to have an impact on global demand outlooks as central banks evaluate and recalibrate their strategies in response to the prevailing economic environment. Supply and the accumulation of global oil inventories are expected to be impacted by changes in OPEC+ production levels, consumer demand behavior and geopolitical volatility.

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

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. To mitigate price volatility and provide more certainty around cash flows, the Company enters into derivative financial instruments. As at June 30, 2024, the Company has hedged approximately 50.0 Mbbls/d of expected oil production and 800 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company continues to execute its 2024 capital investment program, focusing on maximizing returns from high-margin oil and condensate, and generating cash flows in excess of capital expenditures.

During the second quarter of 2024, the Company invested $622 million, which was in line with the second quarter guidance range of $610 million to $650 million. In July 2024, the Company narrowed its full year 2024 capital investment guidance range to $2,250 million to $2,350 million.

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

Production

During the second quarter of 2024, total average production volumes were 593.8 MBOE/d, which significantly exceeded the second quarter guidance range of 560.0 MBOE/d to 575.0 MBOE/d, primarily due to the impact of lower than expected royalty rates in the Canadian Operations resulting from lower natural gas benchmark prices, as well as infrastructure royalty credits and allowances in Montney. Average oil and plant condensate production volumes were 211.9 Mbbls/d and average natural gas production volumes were 1,740 MMcf/d, which exceeded second quarter guidance ranges of 205.0 Mbbls/d to 209.0 Mbbls/d and 1,600 MMcf/d to 1,650 MMcf/d, respectively. Average other NGL production volumes were 92.0 Mbbls/d, which were in line with the second quarter guidance range of 89.0 Mbbls/d to 92.0 Mbbls/d.

In July, the Company further updated its full year 2024 total production guidance range to 570.0 MBOE/d to 580.0 MBOE/d, including oil and plant condensate production volumes of approximately 207.0 Mbbls/d to 209.0 Mbbls/d, other NGLs production volumes of approximately 89.0 Mbbls/d to 91.0 Mbbls/d and natural gas production volumes of approximately 1,660 MMcf/d to 1,690 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

The Company is on track to achieve its full year upstream transportation and processing cost guidance range of approximately $7.50 per BOE to $8.00 per BOE, based on commodity price assumptions of $75.00 per barrel for WTI oil and $2.50 per MMBtu for NYMEX natural gas. Upstream transportation and processing costs of $7.15 per BOE during the three months ended June 30, 2024, was significantly lower than guidance, primarily due to lower than expected natural gas commodity prices.

The Company is also on track to meet the full year guidance for operating expenses of approximately $4.25 per BOE to $4.75 per BOE, and total production, mineral and other taxes of approximately four to five percent of upstream product revenues. The Company’s upstream operations refers to the summation of the USA and Canadian operating segments.

Additional information on Ovintiv’s third quarter and updated full year 2024 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

In May 2024, Ovintiv published its 2023 Sustainability Report. The report highlights the Company’s 2023 environmental, social and governance results, and its progress in emissions intensity reductions with the goal to meet its Scope 1&2 GHG emissions target by 2030. As at the end of 2023, the Company had achieved a greater than 40 percent reduction in the Scope 1&2 GHG emissions intensity from 2019 levels and is on track to meet its emissions intensity reduction target of 50 percent by 2030 measured against the 2019 baseline. The GHG emissions reduction target is tied to the annual compensation program for all employees.

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

Results of Operations

Selected Financial Information

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

Product and Service Revenues
Upstream product revenues	$1,842	$1,646	$3,771	$3,521
Market optimization	350	703	806	1,419
Service revenues (1)	1	3	3	4
Total Product and Service Revenues	2,193	2,352	4,580	4,944

Gains (Losses) on Risk Management, Net	77	147	23	89
Sublease Revenues	18	18	37	35
Total Revenues	2,288	2,517	4,640	5,068

Total Operating Expenses (2)	1,732	1,986	3,590	3,859
Operating Income (Loss)	556	531	1,050	1,209
Total Other (Income) Expenses	90	94	156	159
Net Earnings (Loss) Before Income Tax	466	437	894	1,050
Income Tax Expense (Recovery)	126	101	216	227

Net Earnings (Loss)	$340	$336	$678	$823
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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended June 30,		Six months ended June 30,
(average for the period)	2024	2023	2024	2023

Oil & NGLs
WTI ($/bbl)	$80.57	$73.78	$78.77	$74.95
Houston ($/bbl)	82.21	74.94	80.53	76.26
Edmonton Condensate (C$/bbl)	105.72	97.39	102.32	102.82

Natural Gas
NYMEX ($/MMBtu)	$1.89	$2.10	$2.07	$2.76
AECO (C$/Mcf)	1.44	2.35	1.74	3.34
Dawn (C$/MMBtu)	2.29	2.77	2.84	3.22

Production Volumes and Realized Prices

	Three months ended June 30,				Six months ended June 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2024	2023	2024	2023	2024	2023	2024	2023

Oil (Mbbls/d, $/bbl)
USA Operations	166.8	142.4	$78.20	$72.83	168.5	134.8	$77.18	$73.41
Canadian Operations	0.5	-	74.86	-	0.3	0.1	74.07	71.44
Total	167.3	142.4	78.19	72.83	168.8	134.9	77.17	73.41

NGLs - Plant Condensate (Mbbls/d, $/bbl)
USA Operations	10.9	10.5	59.43	55.09	10.7	10.6	58.71	58.46
Canadian Operations	33.7	33.0	75.61	70.99	31.8	30.6	73.77	73.84
Total	44.6	43.5	71.66	67.14	42.5	41.2	69.96	69.89

NGLs - Other (Mbbls/d, $/bbl)
USA Operations	75.7	78.1	16.84	13.43	75.1	76.0	18.09	15.99
Canadian Operations	16.3	18.7	25.36	18.62	15.0	15.6	27.54	25.20
Total	92.0	96.8	18.35	14.43	90.1	91.6	19.67	17.56

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	253.4	231.0	59.09	51.94	254.3	221.4	58.94	52.99
Canadian Operations	50.5	51.7	59.35	52.06	47.1	46.3	59.03	57.43
Total	303.9	282.7	59.13	51.96	301.4	267.7	58.95	53.76

Natural Gas (MMcf/d, $/Mcf)
USA Operations	531	530	1.16	1.79	528	518	1.59	2.57
Canadian Operations	1,209	1,213	1.36	2.02	1,165	1,131	1.81	3.30
Total	1,740	1,743	1.30	1.95	1,693	1,649	1.74	3.07

Total Production (MBOE/d, $/BOE)
USA Operations	341.9	319.2	45.61	40.56	342.5	307.7	46.23	42.45
Canadian Operations	251.9	253.8	18.40	20.26	241.3	234.7	20.27	27.21
Total	593.8	573.0	34.08	31.56	583.8	542.4	35.49	35.86

Production Mix (%)
Oil & Plant Condensate	36	32			36	32
NGLs - Other	15	17			16	17
Total Oil & NGLs	51	49			52	49
Natural Gas	49	51			48	51

Production Change
Period Over Period (%) (3)
Total Oil & NGLs	7	8			13	4
Natural Gas	-	22			3	13
Total Production	4	15			8	8
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues

	Three months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2023 Upstream Product Revenues	$944	$265	$129	$308	$1,646
Increase (decrease) due to:
Sales prices	87	20	32	(103)	36
Production volumes	162	6	(7)	(1)	160
2024 Upstream Product Revenues	$1,193	$291	$154	$204	$1,842

	Six months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2023 Upstream Product Revenues	$1,792	$520	$293	$916	$3,521
Increase (decrease) due to:
Sales prices	119	1	33	(411)	(258)
Production volumes	460	21	(3)	30	508
2024 Upstream Product Revenues	$2,371	$542	$323	$535	$3,771

Oil Revenues

Three months ended June 30, 2024 versus June 30, 2023

Oil revenues were higher by $249 million compared to the second quarter of 2023 primarily due to:

•
Higher average oil production volumes of 24.9 Mbbls/d increased revenues by $162 million. Higher volumes were primarily due to the Permian assets acquired in the second quarter of 2023 (37.6 Mbbls/d) and successful drilling in Uinta and Permian (14.1 Mbbls/d), partially offset by the sale of the Bakken assets in the second quarter of 2023 (16.1 Mbbls/d) and natural declines in Anadarko (11.1 Mbbls/d); and
•
An increase of $5.36 per bbl, or seven percent, in the average realized oil prices which increased revenues by $87 million. The increase reflected higher Houston and WTI benchmark prices which were up 10 percent and nine percent, respectively, partially offset by lower regional pricing relative to the benchmark prices.

Six months ended June 30, 2024 versus June 30, 2023

Oil revenues were higher by $579 million compared to the first six months of 2023 primarily due to:

•
Higher average oil production volumes of 33.9 Mbbls/d increased revenues by $460 million. Higher volumes were primarily due to the Permian assets acquired in the second quarter of 2023 (42.6 Mbbls/d) and successful drilling in Permian and Uinta (20.5 Mbbls/d), partially offset by the sale of the Bakken assets in the second quarter of 2023 (18.8 Mbbls/d) and natural declines in Anadarko (10.0 Mbbls/d); and
•
An increase of $3.76 per bbl, or five percent, in the average realized oil prices which increased revenues by $119 million. The increase reflected higher Houston and WTI benchmark prices which were up six percent and five percent, respectively.

NGL Revenues

Three months ended June 30, 2024 versus June 30, 2023

NGL revenues were higher by $51 million compared to the second quarter of 2023 primarily due to:

•
An increase of $3.92 per bbl, or 27 percent, in the average realized other NGL prices which increased revenues by $32 million. The increase reflected higher regional pricing and Other NGL benchmark prices; and
•
An increase of $4.52 per bbl, or seven percent, in the average realized plant condensate prices which increased revenues by $20 million. The increase reflected the higher Edmonton Condensate benchmark price which was up nine percent.

Six months ended June 30, 2024 versus June 30, 2023

NGL revenues were higher by $52 million compared to the first six months of 2023 primarily due to:

•
An increase of $2.11 per bbl, or 12 percent, in the average realized other NGL prices which increased revenues by $33 million. The increase reflected higher regional pricing and Other NGL benchmark prices; and
•
Higher average plant condensate production volumes of 1.3 Mbbls/d increased revenues by $21 million. Higher volumes were primarily due to successful drilling in Permian and Montney (2.2 Mbbls/d), and lower effective royalty rates resulting from lower commodity prices in Montney (1.6 Mbbls/d), partially offset by natural declines in Montney (2.3 Mbbls/d) and the sale of the Bakken assets in the second quarter of 2023 (1.2 Mbbls/d).

Natural Gas Revenues

Three months ended June 30, 2024 versus June 30, 2023

Natural gas revenues were lower by $104 million compared to the second quarter of 2023 primarily due to:

•
A decrease of $0.65 per Mcf, or 33 percent, in the average realized natural gas prices which decreased revenues by $103 million. The decrease reflected lower AECO, Dawn and NYMEX benchmark prices which were down 39 percent, 17 percent and 10 percent, respectively, and lower regional pricing relative to benchmark prices; and
•
Lower average natural gas production volumes of 3 MMcf/d decreased revenues by $1 million. Lower volumes were primarily due to natural declines in Montney and Anadarko (67 MMcf/d), the sale of the Bakken assets in the second quarter of 2023 (44 MMcf/d), and the shut-in of production in Other Canadian Operations in the second quarter of 2024 due to low commodity prices (27 MMcf/d). The lower production volumes were partially offset by higher volumes in Montney due to lower effective royalty rates resulting from lower commodity prices (61 MMcf/d), successful drilling in Permian and Uinta (54 MMcf/d), and the Permian assets acquired in the second quarter of 2023 (21 MMcf/d).

Six months ended June 30, 2024 versus June 30, 2023

Natural gas revenues were lower by $381 million compared to the first six months of 2023 primarily due to:

•
A decrease of $1.33 per Mcf, or 43 percent, in the average realized natural gas prices which decreased revenues by $411 million. The decrease reflected lower AECO, NYMEX and Dawn benchmark prices which were down 48 percent, 25 percent and 12 percent, respectively, and lower regional pricing relative to benchmark prices in the USA Operations; and
•
Higher average natural gas production volumes of 44 MMcf/d increased revenues by $30 million. Higher volumes were primarily due to lower effective royalty rates resulting from lower commodity prices in Montney (91 MMcf/d), successful drilling in Permian and Uinta (55 MMcf/d), and the Permian assets acquired in the second quarter of 2023 (23 MMcf/d). The higher production volumes were partially offset by natural declines in Montney and Anadarko (69 MMcf/d), the sale of the Bakken assets in the second quarter of 2023 (46 MMcf/d), and the shut-in of production in Other Canadian Operations in the second quarter of 2024 due to low commodity prices (14 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at June 30, 2024, can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$(25)	$-	$(33)	$-
NGLs - Other	1	-	2	-
Natural Gas	89	5	142	(71)
Other (2)	4	-	4	-
Total	69	5	115	(71)

Unrealized Gains (Losses) on Risk Management	8	142	(92)	160
Total Gains (Losses) on Risk Management, Net	$77	$147	$23	$89

	Three months ended June 30,		Six months ended June 30,
(Per-unit)	2024	2023	2024	2023

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$(1.61)	$-	$(1.06)	$-
NGLs - Other ($/bbl)	$0.12	$-	$0.12	$-
Natural Gas ($/Mcf)	$0.56	$0.03	$0.46	$(0.24)
Total ($/BOE)	$1.21	$0.10	$1.05	$(0.72)
(1)
Primarily includes realized gains and losses related to the USA and Canadian Operations.
(2)
Other primarily includes realized gains from other derivative contracts with no associated production volumes.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

Market Optimization	$350	$703	$806	$1,419

Three months ended June 30, 2024 versus June 30, 2023

Market Optimization product revenues decreased $353 million compared to the second quarter of 2023 primarily due to:

•
Lower sales of third-party purchased volumes primarily relating to price optimization activities in the USA Operations ($355 million) and lower natural gas benchmark prices ($27 million);

partially offset by:

•
Higher oil benchmark prices ($29 million).

Six months ended June 30, 2024 versus June 30, 2023

Market Optimization product revenues decreased $613 million compared to the first six months of 2023 primarily due to:

•
Lower sales of third-party purchased volumes primarily relating to price optimization activities in the USA Operations ($595 million) and lower natural gas benchmark prices ($53 million);

partially offset by:

•
Higher oil benchmark prices ($35 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

USA Operations	$85	$73	$165	$153
Canadian Operations	4	3	7	7
Total	$89	$76	$172	$160

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2024	2023	2024	2023

USA Operations	$2.74	$2.49	$2.65	$2.74
Canadian Operations	$0.17	$0.14	$0.17	$0.17
Production, Mineral and Other Taxes	$1.65	$1.43	$1.62	$1.63
Three months ended June 30, 2024 versus June 30, 2023

Production, mineral and other taxes increased $13 million compared to the second quarter of 2023 primarily due to:

•
Higher production volumes and property taxes in Permian primarily due to the assets acquired in the second quarter of 2023 ($21 million), and higher oil and NGLs commodity prices ($6 million);

partially offset by:

•
The sale of the Bakken assets in the second quarter of 2023 ($10 million) and lower production volumes in Anadarko ($5 million).

Six months ended June 30, 2024 versus June 30, 2023

Production, mineral and other taxes increased $12 million compared to the first six months of 2023 primarily due to:

•
Higher production volumes and property taxes in Permian primarily due to the assets acquired in the second quarter of 2023 ($51 million);

partially offset by:

•
The sale of the Bakken assets in the second quarter of 2023 ($25 million), and production tax recoveries and lower production volumes in Anadarko ($13 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

USA Operations	$126	$148	$253	$295
Canadian Operations	260	268	511	535
Upstream Transportation and Processing	386	416	764	830

Market Optimization	27	36	68	77
Total	$413	$452	$832	$907

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2024	2023	2024	2023

USA Operations	$4.05	$5.10	$4.06	$5.29
Canadian Operations	$11.37	$11.57	$11.65	$12.59
Upstream Transportation and Processing	$7.15	$7.97	$7.20	$8.45

Three months ended June 30, 2024 versus June 30, 2023

Transportation and processing expense decreased $39 million compared to the second quarter of 2023 primarily due to:

•
The impact of new contracts in Uinta ($23 million), the sale of the Bakken assets in the second quarter of 2023 ($21 million), an expired contract relating to previously divested assets ($16 million), lower midstream transportation costs in Montney ($9 million), lower variable contract rates in Permian ($6 million), lower production volumes in Anadarko ($5 million), and a higher U.S./Canadian dollar exchange rate ($5 million);

partially offset by:

•
Higher production volumes in Permian and Uinta ($32 million), and higher downstream transportation costs in Montney due to third-party adjustments ($11 million).

Six months ended June 30, 2024 versus June 30, 2023

Transportation and processing expense decreased $75 million compared to the first six months of 2023 primarily due to:

•
The sale of the Bakken assets in the second quarter of 2023 ($45 million), the impact of new contracts in Uinta ($33 million), lower variable contract rates in Permian ($30 million), an expired contract relating to previously divested assets ($16 million), lower production volumes in Anadarko ($9 million), and a higher U.S./Canadian dollar exchange rate ($5 million);

partially offset by:

•
Higher production volumes in Permian and Uinta ($69 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

USA Operations	$205	$167	$416	$337
Canadian Operations	26	2	51	31
Upstream Operating Expense	231	169	467	368

Market Optimization	6	6	13	13
Total	$237	$175	$480	$381

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2024	2023	2024	2023

USA Operations	$6.58	$5.73	$6.67	$6.05
Canadian Operations	$1.18	$0.10	$1.19	$0.73
Upstream Operating Expense	$4.29	$3.23	$4.40	$3.75

Three months ended June 30, 2024 versus June 30, 2023

Operating expense increased $62 million compared to the second quarter of 2023 primarily due to:

•
Higher activity in Permian primarily related to the assets acquired in the second quarter of 2023 ($56 million) and updates to operating contract terms, including a recovery of prior years’ costs in 2023 ($23 million);

partially offset by:

•
The sale of the Bakken assets in the second quarter of 2023 ($18 million) and decreased activity in Anadarko ($8 million).

Six months ended June 30, 2024 versus June 30, 2023

Operating expense increased $99 million compared to the first six months of 2023 primarily due to:

•
Higher activity in Permian primarily related to the assets acquired in the second quarter of 2023 ($124 million) and updates to operating contracts terms, including a recovery of prior years’ costs in 2023 ($23 million);

partially offset by:

•
The sale of the Bakken assets in the second quarter of 2023 ($41 million) and decreased activity in Anadarko ($17 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

Market Optimization	$333	$692	$773	$1,393

Three months ended June 30, 2024 versus June 30, 2023

Purchased product expense decreased $359 million compared to the second quarter of 2023 primarily due to:

•
Lower third-party purchased volumes primarily relating to price optimization activities in the USA Operations ($356 million) and lower natural gas benchmark prices ($32 million);

partially offset by:

•
Higher oil benchmark prices ($29 million).

Six months ended June 30, 2024 versus June 30, 2023

Purchased product expense decreased $620 million compared to the first six months of 2023 primarily due to:

•
Lower third-party purchased volumes primarily relating to price optimization activities in the USA Operations ($596 million) and lower natural gas benchmark prices ($59 million);

partially offset by:

•
Higher oil benchmark prices ($35 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

USA Operations	$498	$336	$987	$630
Canadian Operations	76	78	148	143
Upstream DD&A	574	414	1,135	773

Corporate & Other	6	5	11	10
Total	$580	$419	$1,146	$783

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2024	2023	2024	2023

USA Operations	$15.99	$11.56	$15.84	$11.31
Canadian Operations	$3.34	$3.36	$3.38	$3.37
Upstream DD&A	$10.62	$7.93	$10.69	$7.87

Three months ended June 30, 2024 versus June 30, 2023

DD&A increased $161 million compared to the second quarter of 2023 primarily due to:

•
Higher depletion rates and production volumes in the USA Operations ($137 million and $25 million, respectively).

The depletion rate in the USA Operations increased $4.43 per BOE compared to the second quarter of 2023 primarily due to a higher depletable base associated with the Permian assets acquired in the second quarter of 2023.

Six months ended June 30, 2024 versus June 30, 2023

DD&A increased $363 million compared to the first six months of 2023 primarily due to:

•
Higher depletion rates and production volumes in the USA Operations ($282 million and $75 million, respectively).

The depletion rate in the USA Operations increased $4.53 per BOE compared to the first six months of 2023 primarily due to a higher depletable base associated with the Permian assets acquired in the second quarter of 2023.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. These expenses primarily include salaries and benefits, operating lease, office, information technology, legal and long-term incentive costs.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

Administrative, excluding Long-Term Incentive,
and Transaction and Legal Costs (1)	$69	$66	$144	$137
Long-term incentive costs	8	16	23	(3)
Transaction and legal costs	(1)	86	11	92
Total Administrative	$76	$168	$178	$226

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2024	2023	2024	2023

Administrative, excluding Long-Term Incentive,
and Transaction and Legal Costs (1)	$1.28	$1.28	$1.34	$1.39
Long-term incentive costs	0.14	0.30	0.22	(0.03)
Transaction and legal costs	(0.01)	1.65	0.11	0.94
Total Administrative	$1.41	$3.23	$1.67	$2.30
(1)
The second quarter and first six months of 2024 includes costs related to The Bow office lease of $29 million and $58 million, respectively (2023 - $29 million and $57 million, respectively), half of which is recovered from sublease revenues.

Three months ended June 30, 2024 versus June 30, 2023

Administrative expense decreased $92 million compared to the second quarter of 2023 primarily due to:

•
Transaction costs incurred mainly related to the Permian assets acquired in the second quarter of 2023 ($82 million) and lower long-term incentive costs resulting from changes in the Company’s share price in the second quarter of 2024 ($8 million).

Six months ended June 30, 2024 versus June 30, 2023

Administrative expense decreased $48 million compared to the first six months of 2023 primarily due to:

•
Transaction costs incurred mainly related to the Permian assets acquired in the second quarter of 2023 ($82 million);

partially offset by:

•
Higher long-term incentive costs resulting from changes in the Company’s share price in 2023 ($26 million).

Additional information on the Company’s long-term incentive costs can be found in Note 17 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

Interest	$105	$80	$203	$151
Foreign Exchange (Gain) Loss, Net	(10)	25	(38)	22
Other (Gains) Losses, Net	(5)	(11)	(9)	(14)
Total Other (Income) Expenses	$90	$94	$156	$159

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended June 30, 2024 versus June 30, 2023

Interest expense increased $25 million compared to the second quarter of 2023 primarily due to:

•
Interest expense related to the senior unsecured notes issued in May 2023 ($21 million).

Six months ended June 30, 2024 versus June 30, 2023

Interest expense increased $52 million compared to the first six months of 2023 primarily due to:

•
Interest expense related to the senior unsecured notes issued in May 2023 ($57 million);

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

Three months ended June 30, 2024 versus June 30, 2023

Net foreign exchange gain of $10 million compared to a loss of $25 million during the second quarter of 2023 primarily due to:

•
Unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2023 ($25 million), realized foreign exchange gains on the settlement of intercompany notes compared to losses in 2023 ($11 million) and gains on other monetary revaluations compared to losses in 2023 ($9 million);

partially offset by:

•
Unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts issued from Canada compared to gains in 2023 ($10 million).

Six months ended June 30, 2024 versus June 30, 2023

Net foreign exchange gain of $38 million compared to a loss of $22 million during the first six months of 2023 primarily due to:

•
Unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2023 ($55 million), realized foreign exchange gains on the settlement of intercompany notes compared to losses in 2023 ($13 million) and gains on other monetary revaluations compared to losses in 2023 ($11 million);

partially offset by:

•
Unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts issued from Canada compared to gains in 2023 ($22 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets, and adjustments related to other assets.

Income Tax

During the three and six months ended June 30, 2024, current income tax expense in the U.S. of $10 million and $24 million, respectively, is higher than the comparative periods in 2023 primarily due to the impact of the corporate alternative minimum tax. In Canada, the current income tax expense for the three and six months ended June 30, 2024 of $13 million and $31 million, respectively, is lower than the comparative periods in 2023 due to lower expected full year taxable earnings.

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

On June 20, 2024, Canada enacted its Global Minimum Tax Act (“GMTA”), which implements the Organization for Economic Cooperation and Development Pillar II framework, providing a global minimum tax of 15 percent. The Company continues to evaluate the GMTA but does not anticipate any material impact in 2024.

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

	As at June 30,
($ millions, except as indicated)	2024	2023

Cash and Cash Equivalents	$8	$52
Available Credit Facilities	3,250	3,150
Available Uncommitted Demand Lines (1)	211	278
Issuance of U.S. Commercial Paper	(384)	(330)
Total Liquidity	$3,085	$3,150

Long-Term Debt, including current portion	$6,087	$6,134
Total Shareholders’ Equity	$10,328	$9,316

Debt to Capitalization (%) (2)	37	40
Debt to Adjusted Capitalization (%) (2)	25	26
(1)
Includes three uncommitted demand lines totaling $283 million, net of $72 million in related undrawn letters of credit (2023 - $326 million and $48 million, respectively).
(2)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in July 2026, provide financial flexibility and allow the Company to fund its operations or capital investment program. At June 30, 2024, $250 million was outstanding under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at June 30, 2024, the Company had $384 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 6.13 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at June 30, 2024.

The available Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $3.1 billion as at June 30, 2024. At June 30, 2024, Ovintiv also had approximately $72 million in undrawn letters of credit issued in the normal course of business primarily as collateral security related to sales arrangements.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement expires in March 2026.

The obligations under the Company’s existing debt securities are fully and unconditionally guaranteed on a senior unsecured basis by Ovintiv Canada ULC, an indirect wholly-owned subsidiary of the Company. Additional information on the Company’s Canadian Operations segment and the Bow office lease can be found in the Results of Operations section in this MD&A and the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the MD&A and audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2023, which are included in Items 7 and 8, respectively, of the 2023 Annual Report on Form 10-K.

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at June 30, 2024, the Company’s Debt to Adjusted Capitalization was 25 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2023 Annual Report on Form 10‑K.

Sources and Uses of Cash

In the first six months of 2024, Ovintiv primarily generated cash through operating activities. The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended June 30,		Six months ended June 30,
($ millions)	Activity Type	2024	2023	2024	2023

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$1,020	$831	$1,679	$1,899
Proceeds from divestitures	Investing	2	717	4	729
Corporate acquisition	Investing	-	-	12	-
Net issuance of revolving debt	Financing	-	100	350	287
Issuance of long-term debt	Financing	-	2,278	-	2,278
Other	Investing	-	155	-	89
		1,022	4,081	2,045	5,282

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	622	640	1,213	1,250
Acquisitions	Investing	5	15	195	214
Net repayment of revolving debt	Financing	111	-	-	-
Corporate acquisition, net of cash acquired	Investing	-	3,225	-	3,225
Purchase of shares of common stock	Financing	184	89	434	328
Dividends on shares of common stock	Financing	80	82	160	143
Other	Investing/Financing	17	1	40	72
		1,019	4,052	2,042	5,232
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		-	(3)	2	(3)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$3	$26	$5	$47

Operating Activities

Net cash from operating activities in the second quarter and first six months of 2024 was $1,020 million and $1,679 million, respectively, and was primarily a reflection of the impacts from production volumes, average realized commodity prices, realized gains/losses on risk management and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the second quarter and first six months of 2024 was $1,025 million and $2,060 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended June 30, 2024 versus June 30, 2023

Net cash from operating activities increased $189 million compared to the second quarter of 2023 primarily due to:

•
Higher production volumes ($160 million), lower administrative expense, excluding non-cash long-term incentive costs ($86 million), higher realized gains on risk management in revenues compared to 2023 ($64 million), lower transportation and processing expense ($39 million), higher realized commodity prices ($36 million), and a decrease in current income tax expense ($31 million);

partially offset by:

•
Changes in non-cash working capital ($107 million), higher operating expense, excluding non-cash long-term incentive costs ($64 million), and higher interest expense ($24 million).

Six months ended June 30, 2024 versus June 30, 2023

Net cash from operating activities decreased $220 million compared to the first six months of 2023 primarily due to:

•
Changes in non-cash working capital ($693 million), lower realized commodity prices ($258 million), higher operating expense, excluding non-cash long-term incentive costs ($106 million) and higher interest expense ($51 million);

partially offset by:

•
Higher production volumes ($508 million), realized gains on risk management in revenues compared to losses in 2023 ($186 million), lower administrative expense, excluding non-cash long-term incentive costs ($86 million), lower transportation and processing expense ($75 million), and a decrease in current income tax expense ($61 million).

Investing Activities

Cash used in investing activities in the first six months of 2024 was $1,402 million primarily due to capital expenditures and acquisitions in the USA Operations. Capital expenditures, and acquisition and divestiture activities are summarized in Notes 3 and 8, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Capital expenditures decreased $37 million compared to the first six months of 2023, primarily due to decreased activity in Anadarko and Montney, and the sale of the Bakken assets in the second quarter of 2023, partially offset by increased activity in Permian and Uinta.

Acquisitions in the first six months of 2024 were $195 million, which primarily included property purchases with oil and liquids-rich potential in the USA Operations (2023 - $214 million).

Corporate acquisitions in the first six months of 2024 reflect the final cash settlements of $12 million completed in the first quarter of 2024 related to the Permian assets acquired in the second quarter of 2023. Additional information regarding the Permian Acquisition can be found in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Financing Activities

Net cash from and/or used in financing activities has been impacted by Ovintiv’s strategic objective to return value to shareholders by repaying or repurchasing existing debt, purchasing shares of common stock and paying dividends.

Net cash used in financing activities in the first six months of 2024 was $274 million compared to net cash from financing activities in 2023 of $2,022 million. The change was primarily due to the net issuance of long-term debt in 2023 of $2,278 million and increased purchases of shares of common stock in 2024 compared to 2023 ($106 million), partially offset by an increase in the net issuance of revolving debt ($63 million).

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

The Company’s long-term debt, including the current portion of $1,234 million, totaled $6,087 million at June 30, 2024. The Company’s long-term debt at December 31, 2023, including the current portion of $284 million, totaled $5,737 million. As at June 30, 2024, the Company has $600 million of fixed rate long-term debt due within the next year.

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

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2024	2023	2024	2023

Dividend Payments	$80	$82	$160	$143
Dividend Payments ($/share)	$0.30	$0.30	$0.60	$0.55

On July 30, 2024, the Board of Directors declared a dividend of $0.30 per share of common stock payable on September 27, 2024, to common shareholders of record as of September 13, 2024.

Dividends increased $17 million compared to the first six months of 2023 as a result of Ovintiv increasing its annualized dividend to $1.20 per share of common stock in the second quarter of 2023. The dividend increase reflects the Company’s commitment to returning capital to shareholders.

Normal Course Issuer Bid

In the second quarter and first six months of 2024, under the NCIB program, the Company purchased, for cancellation, approximately 3.6 million and 9.0 million shares of common stock, respectively, for total consideration of approximately $184 million and $434 million, respectively. The Company expects to continue to execute the NCIB program in conjunction with its capital allocation framework. For additional information on the NCIB, refer to Note 14 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2024	2023	2024	2023

Cash From (Used in) Operating Activities	$1,020	$831	$1,679	$1,899
(Add back) deduct:
Net change in other assets and liabilities	(42)	(12)	(54)	(17)
Net change in non-cash working capital	37	144	(327)	366
Non-GAAP Cash Flow	$1,025	$699	$2,060	$1,550

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

($ millions, except as indicated)	June 30, 2024	December 31, 2023

Debt (Long-Term Debt, including Current Portion)	$6,087	$5,737
Total Shareholders’ Equity	10,328	10,370
Capitalization	$16,415	$16,107
Debt to Capitalization	37%	36%

Debt (Long-Term Debt, including Current Portion)	$6,087	$5,737
Total Shareholders’ Equity	10,328	10,370
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$24,161	$23,853
Debt to Adjusted Capitalization	25%	24%

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

($ millions, except as indicated)	June 30, 2024	December 31, 2023

Debt (Long-Term Debt, including Current Portion)	$6,087	$5,737

Net Earnings (Loss)	1,940	2,085
Add back (deduct):
Depreciation, depletion and amortization	2,188	1,825
Interest	407	355
Income tax expense (recovery)	414	425
EBITDA	$4,949	$4,690
Debt to EBITDA (times)	1.2	1.2

Debt (Long-Term Debt, including Current Portion)	$6,087	$5,737

Net Earnings (Loss)	1,940	2,085
Add back (deduct):
Depreciation, depletion and amortization	2,188	1,825
Accretion of asset retirement obligation	19	19
Interest	407	355
Unrealized (gains) losses on risk management	58	(194)
Foreign exchange (gain) loss, net	(41)	19
Other (gains) losses, net	(15)	(20)
Income tax expense (recovery)	414	425
Adjusted EBITDA	$4,970	$4,514
Debt to Adjusted EBITDA (times)	1.2	1.3

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

	June 30, 2024
(US$ millions)	10% Price Increase	10% Price Decrease

Oil price	$(64)	$46
NGL price	(1)	1
Natural gas price	(44)	43

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$(2)		$(2)
Transportation and Processing Expense (1)	(5)	$(0.10)	(4)	$(0.04)
Operating Expense (1)	-	-	-	-
Administrative Expense	-	-	-	-
Depreciation, Depletion and Amortization (1)	(1)	(0.03)	(1)	(0.01)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2024, Ovintiv has entered into $236 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3697 to US$1, which mature monthly through the remainder of 2024.

As at June 30, 2024, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	June 30, 2024
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$122	$(149)

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

As at June 30, 2024, Ovintiv had floating rate revolving credit and term loan borrowings of $634 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $6 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2023 Annual Report on Form 10‑K and Note 21 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

During the three months ended June 30, 2024, the Company purchased approximately 3.6 million shares of common stock for approximately $182 million, excluding excise tax, at a weighted average price of $49.96. The following table presents the common shares purchased during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2024	837,417	$53.22	837,417	19,317,730
May 1 to May 31, 2024	1,249,583	49.96	1,249,583	18,068,147
June 1 to June 30, 2024	1,555,636	48.21	1,555,636	16,512,511
Total	3,642,636	$49.96	3,642,636	16,512,511
(1)
For the three months ended June 30, 2024, 1,137,584 shares of common stock were repurchased through our broker in accordance with a Rule 10b5‑1 compliant plan initially adopted by the Company on September 30, 2021.
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
10.1

First Amending Agreement, dated as of June 26, 2024, to the Amended and Restated Credit Agreement, dated as of April 1, 2022, among Ovintiv Canada ULC, as Borrower, Ovintiv Inc., as Guarantor, the financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

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

Dated: July 30, 2024