Form 10-Q
period 2024-09-30
Ovintiv Inc.
filed 2024-11-07
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of November 1, 2024	260,324,464

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q, and the other documents incorporated herein by reference (if any), contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10‑Q include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any future acquisition and divestiture transactions; the Company’s ability to successfully integrate any acquired assets into its business; drilling plans and programs, including the amount and availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, Trimulfrac and Simulfrac techniques and other new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access credit facilities, debt and equity capital markets and other sources of liquidity; the ability of the Company to timely achieve its stated environmental, social and governance goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase of the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions, except per share amounts)		2024	2023	2024	2023

Revenues	(Note 3)
Product and service revenues	(Note 4)	$2,178	$2,913	$6,758	$7,857
Gains (losses) on risk management, net	(Note 19)	128	(282)	151	(193)
Sublease revenues	(Note 11)	18	18	55	53
Total Revenues		2,324	2,649	6,964	7,717

Operating Expenses	(Note 3)
Production, mineral and other taxes		86	89	258	249
Transportation and processing		408	433	1,240	1,340
Operating		235	243	715	624
Purchased product		392	846	1,165	2,239
Depreciation, depletion and amortization		599	486	1,745	1,269
Accretion of asset retirement obligation		5	5	14	14
Administrative		72	80	250	306
Total Operating Expenses		1,797	2,182	5,387	6,041
Operating Income (Loss)		527	467	1,577	1,676

Other (Income) Expenses
Interest	(Note 5)	103	98	306	249
Foreign exchange (gain) loss, net	(Note 6)	17	(22)	(21)	-
Other (gains) losses, net	(Note 21)	(151)	(2)	(160)	(16)
Total Other (Income) Expenses		(31)	74	125	233
Net Earnings (Loss) Before Income Tax		558	393	1,452	1,443
Income tax expense (recovery)	(Note 7)	51	(13)	267	214
Net Earnings (Loss)		$507	$406	$1,185	$1,229

Net Earnings (Loss) per Share of Common Stock	(Note 14)
Basic		$1.93	$1.48	$4.45	$4.80
Diluted		1.92	1.47	4.41	4.73
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 14)
Basic		262.1	273.7	266.0	255.8
Diluted		264.0	276.3	268.7	259.7

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2024	2023	2024	2023

Net Earnings (Loss)		$507	$406	$1,185	$1,229
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 15)	44	(59)	(63)	(4)
Pension and other post-employment benefit plans	(Note 15)	(1)	(2)	(4)	(5)
Other Comprehensive Income (Loss)		43	(61)	(67)	(9)
Comprehensive Income (Loss)		$550	$345	$1,118	$1,220

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		September 30,	December 31,
(US$ millions)		2024	2023

Assets
Current Assets
Cash and cash equivalents		$9	$3
Accounts receivable and accrued revenues (net of allowances
of $5 million (2023: $5 million))	(Notes 4, 21)	1,290	1,442
Risk management	(Notes 18, 19)	144	214
Income tax receivable		64	17
		1,507	1,676
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		66,246	64,084
Unproved properties		921	1,486
Other		913	907
Property, plant and equipment		68,080	66,477
Less: Accumulated depreciation, depletion and amortization		(53,263)	(51,837)
Property, plant and equipment, net	(Note 3)	14,817	14,640
Other Assets		943	1,015
Risk Management	(Notes 18, 19)	6	4
Deferred Income Taxes		-	53
Goodwill	(Note 3)	2,586	2,599
	(Note 3)	$19,859	$19,987

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,777	$2,209
Current portion of operating lease liabilities		86	87
Income tax payable		4	232
Risk management	(Notes 18, 19)	1	-
Current portion of long-term debt	(Note 12)	1,024	284
		2,892	2,812
Long-Term Debt	(Note 12)	4,853	5,453
Operating Lease Liabilities		798	832
Other Liabilities and Provisions	(Note 13)	156	132
Risk Management	(Notes 18, 19)	3	2
Asset Retirement Obligation		263	276
Deferred Income Taxes		239	110
		9,204	9,617
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2024 issued and outstanding: 260.4 million shares (2023: 271.7 million shares)	(Note 14)	3	3
Paid in surplus	(Note 14)	8,025	8,620
Retained earnings		1,644	697
Accumulated other comprehensive income	(Note 15)	983	1,050
Total Shareholders’ Equity		10,655	10,370
		$19,859	$19,987

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended September 30, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2024		$3	$8,170	$1,215	$940	$10,328
Net Earnings (Loss)		-	-	507	-	507
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(78)	-	(78)
Shares of Common Stock Purchased	(Note 14)	-	(163)	-	-	(163)
Equity-Settled Compensation Costs		-	18	-	-	18
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	43	43
Balance, September 30, 2024		$3	$8,025	$1,644	$983	$10,655

Three Months Ended September 30, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2023		$3	$8,671	$(401)	$1,043	$9,316
Net Earnings (Loss)		-	-	406	-	406
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(82)	-	(82)
Shares of Common Stock Purchased	(Note 14)	-	(45)	-	-	(45)
Equity-Settled Compensation Costs		-	18	-	-	18
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(61)	(61)
Balance, September 30, 2023		$3	$8,644	$(77)	$982	$9,552

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370
Net Earnings (Loss)		-	-	1,185	-	1,185
Dividends on Shares of Common Stock ($0.90 per share)	(Note 14)	-	-	(238)	-	(238)
Shares of Common Stock Purchased	(Note 14)	-	(597)	-	-	(597)
Equity-Settled Compensation Costs		-	2	-	-	2
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(67)	(67)
Balance, September 30, 2024		$3	$8,025	$1,644	$983	$10,655

Nine Months Ended September 30, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689
Net Earnings (Loss)		-	-	1,229	-	1,229
Dividends on Shares of Common Stock ($0.85 per share)	(Note 14)	-	-	(225)	-	(225)
Shares of Common Stock Purchased	(Note 14)	-	(373)	-	-	(373)
Shares of Common Stock Issued	(Notes 9,14,20)	-	1,169	-	-	1,169
Equity-Settled Compensation Costs		-	72	-	-	72
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(9)	(9)
Balance, September 30, 2023		$3	$8,644	$(77)	$982	$9,552

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2024	2023	2024	2023

Operating Activities
Net earnings (loss)		$507	$406	$1,185	$1,229
Depreciation, depletion and amortization		599	486	1,745	1,269
Accretion of asset retirement obligation		5	5	14	14
Deferred income taxes	(Note 7)	21	(78)	182	33
Unrealized (gain) loss on risk management	(Note 19)	(31)	292	61	132
Unrealized foreign exchange (gain) loss	(Note 6)	16	(19)	(12)	(14)
Foreign exchange (gain) loss on settlements	(Note 6)	(2)	2	(9)	5
Other	(Note 21)	(137)	18	(128)	(6)
Net change in other assets and liabilities		19	(14)	(35)	(31)
Net change in non-cash working capital	(Note 20)	25	(192)	(302)	174
Cash From (Used in) Operating Activities		1,022	906	2,701	2,805

Investing Activities
Capital expenditures	(Note 3)	(538)	(834)	(1,751)	(2,084)
Acquisitions	(Note 8)	(7)	(59)	(202)	(273)
Corporate acquisition, net of cash acquired	(Note 9)	-	-	12	(3,225)
Proceeds from divestitures	(Note 8)	3	12	7	741
Net change in investments and other	(Note 21)	26	27	16	116
Cash From (Used in) Investing Activities		(516)	(854)	(1,918)	(4,725)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 12)	(210)	29	140	316
Issuance of long-term debt	(Note 12)	-	-	-	2,278
Purchase of shares of common stock	(Note 14)	(163)	(45)	(597)	(373)
Dividends on shares of common stock	(Note 14)	(78)	(82)	(238)	(225)
Finance lease payments and other		(2)	(3)	(32)	(75)
Cash From (Used in) Financing Activities		(453)	(101)	(727)	1,921

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(2)	-	-	(3)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		51	(49)	56	(2)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		8	52	3	5
Cash, Cash Equivalents and Restricted Cash, End of Period		$59	$3	$59	$3

Cash, End of Period		$9	$3	$9	$3
Cash Equivalents, End of Period		-	-	-	-
Restricted Cash, End of Period	(Note 21)	50	-	50	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$59	$3	$59	$3

Supplementary Cash Flow Information	(Note 20)

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

Changes in Accounting Policies and Practices

On January 1, 2024, Ovintiv adopted ASU 2023-07 “Improvements to Reportable Segment Disclosures”, issued by FASB. The amendments enhance annual disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker and included within reported measures of segment profit or loss. The amendments do not change how an entity identifies its operating segments. In addition, all annual disclosures are to be presented in all future interim periods beginning in the first quarter of 2025. The amendments will be applied retrospectively to all prior periods presented in the annual and interim disclosures and are not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

Results of Operations (For the three months ended September 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2024	2023	2024	2023	2024	2023

Revenues
Product and service revenues	$1,377	$1,545	$393	$505	$408	$863
Gains (losses) on risk management, net	44	(3)	53	13	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	1,421	1,542	446	518	408	863

Operating Expenses
Production, mineral and other taxes	82	84	4	5	-	-
Transportation and processing	129	124	270	265	9	44
Operating	193	208	36	28	6	7
Purchased product	-	-	-	-	392	846
Depreciation, depletion and amortization	516	409	77	72	-	-
Total Operating Expenses	920	825	387	370	407	897
Operating Income (Loss)	$501	$717	$59	$148	$1	$(34)

			Corporate & Other		Consolidated
			2024	2023	2024	2023

Revenues
Product and service revenues			$-	$-	$2,178	$2,913
Gains (losses) on risk management, net			31	(292)	128	(282)
Sublease revenues			18	18	18	18
Total Revenues			49	(274)	2,324	2,649

Operating Expenses
Production, mineral and other taxes			-	-	86	89
Transportation and processing			-	-	408	433
Operating			-	-	235	243
Purchased product			-	-	392	846
Depreciation, depletion and amortization			6	5	599	486
Accretion of asset retirement obligation			5	5	5	5
Administrative			72	80	72	80
Total Operating Expenses			83	90	1,797	2,182
Operating Income (Loss)			$(34)	$(364)	527	467

Other (Income) Expenses
Interest					103	98
Foreign exchange (gain) loss, net					17	(22)
Other (gains) losses, net					(151)	(2)
Total Other (Income) Expenses					(31)	74
Net Earnings (Loss) Before Income Tax					558	393
Income tax expense (recovery)					51	(13)
Net Earnings (Loss)					$507	$406

Results of Operations (For the nine months ended September 30)

Segment and Geographic Information

	USA Operations		Canadian Operations		Market Optimization
	2024	2023	2024	2023	2024	2023

Revenues
Product and service revenues	$4,260	$3,912	$1,284	$1,663	$1,214	$2,282
Gains (losses) on risk management, net	99	4	113	(65)	-	-
Sublease revenues	-	-	-	-	-	-
Total Revenues	4,359	3,916	1,397	1,598	1,214	2,282

Operating Expenses
Production, mineral and other taxes	247	237	11	12	-	-
Transportation and processing	382	419	781	800	77	121
Operating	609	545	87	59	19	20
Purchased product	-	-	-	-	1,165	2,239
Depreciation, depletion and amortization	1,503	1,039	225	215	-	-
Total Operating Expenses	2,741	2,240	1,104	1,086	1,261	2,380
Operating Income (Loss)	$1,618	$1,676	$293	$512	$(47)	$(98)

			Corporate & Other		Consolidated
			2024	2023	2024	2023

Revenues
Product and service revenues			$-	$-	$6,758	$7,857
Gains (losses) on risk management, net			(61)	(132)	151	(193)
Sublease revenues			55	53	55	53
Total Revenues			(6)	(79)	6,964	7,717

Operating Expenses
Production, mineral and other taxes			-	-	258	249
Transportation and processing			-	-	1,240	1,340
Operating			-	-	715	624
Purchased product			-	-	1,165	2,239
Depreciation, depletion and amortization			17	15	1,745	1,269
Accretion of asset retirement obligation			14	14	14	14
Administrative			250	306	250	306
Total Operating Expenses			281	335	5,387	6,041
Operating Income (Loss)			$(287)	$(414)	1,577	1,676

Other (Income) Expenses
Interest					306	249
Foreign exchange (gain) loss, net					(21)	-
Other (gains) losses, net					(160)	(16)
Total Other (Income) Expenses					125	233
Net Earnings (Loss) Before Income Tax					1,452	1,443
Income tax expense (recovery)					267	214
Net Earnings (Loss)					$1,185	$1,229

Intersegment Information

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the three months ended September 30,	2024	2023	2024	2023	2024	2023

Revenues	$2,272	$2,811	$(1,864)	$(1,948)	$408	$863

Operating Expenses
Transportation and processing	138	183	(129)	(139)	9	44
Operating	6	7	-	-	6	7
Purchased product	2,127	2,655	(1,735)	(1,809)	392	846
Operating Income (Loss)	$1	$(34)	$-	$-	$1	$(34)

			Market Optimization
	Marketing Sales		Upstream Eliminations		Total
For the nine months ended September 30,	2024	2023	2024	2023	2024	2023

Revenues	$7,163	$8,821	$(5,949)	$(6,539)	$1,214	$2,282

Operating Expenses
Transportation and processing	464	528	(387)	(407)	77	121
Operating	19	20	-	-	19	20
Purchased product	6,727	8,371	(5,562)	(6,132)	1,165	2,239
Operating Income (Loss)	$(47)	$(98)	$-	$-	$(47)	$(98)

Capital Expenditures by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

USA Operations	$457	$695	$1,418	$1,664
Canadian Operations	80	136	330	415
Corporate & Other	1	3	3	5
	$538	$834	$1,751	$2,084

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2024	2023	2024	2023	2024	2023

USA Operations	$1,938	$1,938	$13,232	$13,129	$15,992	$16,033
Canadian Operations	648	661	1,446	1,357	2,332	2,404
Market Optimization	-	-	-	-	197	232
Corporate & Other	-	-	139	154	1,338	1,318
	$2,586	$2,599	$14,817	$14,640	$19,859	$19,987

4.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended September 30)

	USA Operations		Canadian Operations		Market Optimization
	2024	2023	2024	2023	2024	2023

Revenues from Customers
Product revenues (1)
Oil	$1,135	$1,270	$3	$2	$385	$800
NGLs	180	175	249	260	5	-
Natural gas	63	103	142	246	13	56
Service revenues
Gathering and processing	1	1	2	-	-	-
Product and Service Revenues	$1,379	$1,549	$396	$508	$403	$856

			Corporate & Other		Consolidated
			2024	2023	2024	2023

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$1,523	$2,072
NGLs			-	-	434	435
Natural gas			-	-	218	405
Service revenues
Gathering and processing			-	-	3	1
Product and Service Revenues			$-	$-	$2,178	$2,913

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

Revenues (For the nine months ended September 30)

	USA Operations		Canadian Operations		Market Optimization
	2024	2023	2024	2023	2024	2023

Revenues from Customers
Product revenues (1)
Oil	$3,508	$3,068	$8	$2	$1,095	$2,053
NGLs	544	508	754	743	16	25
Natural gas	215	344	527	924	85	185
Service revenues
Gathering and processing	3	3	3	2	-	-
Product and Service Revenues	$4,270	$3,923	$1,292	$1,671	$1,196	$2,263

			Corporate & Other		Consolidated
			2024	2023	2024	2023

Revenues from Customers
Product revenues (1)
Oil			$-	$-	$4,611	$5,123
NGLs			-	-	1,314	1,276
Natural gas			-	-	827	1,453
Service revenues
Gathering and processing			-	-	6	5
Product and Service Revenues			$-	$-	$6,758	$7,857

(1)
Includes revenues from production and revenues of product purchased from third parties, but excludes intercompany marketing fees transacted between the Company’s operating segments.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at September 30, 2024, receivables and accrued revenues from contracts with customers were $817 million ($1,070 million as at December 31, 2023).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at September 30, 2024.

As at September 30, 2024, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Interest Expense on:
Debt	$100	$105	$297	$242
Finance leases	-	-	1	1
Other	3	(7)	8	6
	$103	$98	$306	$249

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$-	$6	$7	$(9)
Translation of intercompany notes	16	(25)	(19)	(5)
	16	(19)	(12)	(14)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	(2)	-	(1)	(2)
U.S. dollar risk management contracts issued from Canada	-	-	1	7
Intercompany notes	-	2	(8)	7
Other Monetary Revaluations	3	(5)	(1)	2
	$17	$(22)	$(21)	$-

7.	Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Current Tax
United States	$16	$3	$40	$11
Canada	14	62	45	170
Total Current Tax Expense (Recovery)	30	65	85	181

Deferred Tax
United States	(11)	(56)	124	81
Canada	32	(22)	58	(48)
Total Deferred Tax Expense (Recovery)	21	(78)	182	33
Income Tax Expense (Recovery)	$51	$(13)	$267	$214
Effective Tax Rate	9.1%	(3.3%)	18.4%	14.8%

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

The effective tax rate of 9.1 percent and 18.4 percent for the three and nine months ended September 30, 2024, respectively, is lower than the U.S. federal statutory rate of 21 percent primarily due to changes related to prior year’s tax filings. The effective tax rate of (3.3) percent and 14.8 percent for the three and nine months ended September 30, 2023, respectively, was lower than the U.S. federal statutory rate of 21 percent primarily due to the recognition of U.S. federal and state research and development credits.

8.	Acquisitions and Divestitures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Acquisitions
USA Operations	$2	$59	$197	$267
Canadian Operations	5	-	5	6
Total Acquisitions	7	59	202	273

Divestitures
USA Operations	(3)	(11)	(7)	(741)
Canadian Operations	-	(1)	-	-
Total Divestitures	(3)	(12)	(7)	(741)
Net Acquisitions & (Divestitures)	$4	$47	$195	$(468)

Acquisitions

For the nine months ended September 30, 2024, acquisitions in the USA Operations were $197 million which primarily included property purchases in Permian with oil and liquids-rich potential.

For the three and nine months ended September 30, 2023, acquisitions in the USA Operations were $59 million and $267 million, respectively, which primarily included property purchases in Permian and Uinta with oil and liquids-rich potential.

Divestitures

For the nine months ended September 30, 2024, divestitures in the USA Operations were $7 million which primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

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
(2)
Cash consideration paid includes final cash settlements of $12 million which were completed during the first quarter of 2024.
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

10.	Property, Plant and Equipment, Net

	As at September 30, 2024			As at December 31, 2023
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$49,585	$(37,302)	$12,283	$47,440	$(35,799)	$11,641
Unproved properties	892	-	892	1,449	-	1,449
Other	57	-	57	39	-	39
	50,534	(37,302)	13,232	48,928	(35,799)	13,129

Canadian Operations
Proved properties	16,661	(15,249)	1,412	16,644	(15,332)	1,312
Unproved properties	29	-	29	37	-	37
Other	5	-	5	8	-	8
	16,695	(15,249)	1,446	16,689	(15,332)	1,357

Market Optimization	7	(7)	-	7	(7)	-
Corporate & Other	844	(705)	139	853	(699)	154
	$68,080	$(53,263)	$14,817	$66,477	$(51,837)	$14,640

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $141 million, which have been capitalized during the nine months ended September 30, 2024 (2023 - $118 million).

11.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at September 30, 2024. All subleases are classified as operating leases.

(undiscounted)	2024	2025	2026	2027	2028	Thereafter	Total

Sublease Income	$13	$51	$51	$47	$41	$370	$573

For the three and nine months ended September 30, 2024, operating lease income was $13 million and $39 million, respectively (2023 - $13 million and $37 million, respectively), and variable lease income was $5 million and $16 million, respectively (2023 - $5 million and $16 million, respectively).

12.	Long-Term Debt

	As at	As at
	September 30,	December 31,
	2024	2023

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$424	$284
U.S. Unsecured Notes:
5.65% due May 15, 2025	600	600
5.375% due January 1, 2026	459	459
5.65% due May 15, 2028	700	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	600	600
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
7.10% due July 15, 2053	400	400
Total Principal	5,900	5,760

Increase in Value of Debt Acquired	18	22
Unamortized Debt Discounts and Issuance Costs	(41)	(45)
Total Long-Term Debt	$5,877	$5,737

Current Portion	$1,024	$284
Long-Term Portion	4,853	5,453
	$5,877	$5,737

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

As at September 30, 2024, the Company had outstanding commercial paper of $324 million maturing at various dates with a weighted average interest rate of approximately 5.67 percent. As at September 30, 2024, the Company also had $100 million drawn on its revolving credit facilities. The credit facilities are unsecured and bear interest at the lenders’ U.S. base rate, Canadian prime, Bankers’ Acceptances, SOFR or CORRA, plus applicable margins.

As at September 30, 2024, total long-term debt had a carrying value of $5,877 million and a fair value of $6,259 million (as at December 31, 2023 - carrying value of $5,737 million and a fair value of $5,989 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

13.	Other Liabilities and Provisions

	As at	As at
	September 30,	December 31,
	2024	2023

Finance Lease Obligations	$14	$20
Unrecognized Tax Benefits	51	16
Pensions and Other Post-Employment Benefits	79	74
Other	12	22
	$156	$132

14.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	September 30, 2024		December 31, 2023
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	271.7	$3	245.7	$3
Shares of Common Stock Purchased	(12.7)	-	(9.9)	-
Shares of Common Stock Issued	1.4	-	35.9	-
Shares of Common Stock Outstanding, End of Period	260.4	$3	271.7	$3

On June 12, 2023, in accordance with the terms of the Permian Acquisition agreement, Ovintiv issued approximately 31.8 million shares of common stock as a component of the consideration paid to EnCap as discussed in Note 9. In conjunction with the share issuance, the Company recognized share capital of $318 thousand and paid in surplus of $1,169 million.

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 1.4 million shares of common stock during the nine months ended September 30, 2024 (4.1 million shares of common stock during the twelve months ended December 31, 2023), as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid and Other Share Buybacks

On September 26, 2024, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock over a 12-month period from October 3, 2024 to October 2, 2025.

During the three and nine months ended September 30, 2024, the Company purchased approximately 3.7 million shares and 12.7 million shares, respectively, for total consideration of approximately $163 million and $597 million, respectively. Of the amounts paid during the same three and nine month periods, $37 thousand and $127 thousand, respectively, were charged to share capital and $163 million and $597 million, respectively, were charged to paid in surplus.

During the three and nine months ended September 30, 2023, the Company purchased one million shares and approximately 8.7 million shares, respectively, for total consideration of approximately $45 million and $373 million, respectively. Of the amounts paid during the same three and nine month periods, $10 thousand and $87 thousand, respectively, were charged to share capital and $45 million and $373 million, respectively, were charged to paid in surplus.

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

Dividends

During the three months ended September 30, 2024, the Company declared and paid dividends of $0.30 per share of common stock totaling $78 million (2023 - $0.30 per share of common stock totaling $82 million).

During the nine months ended September 30, 2024, the Company declared and paid dividends of $0.90 per share of common stock totaling $238 million (2023 - $0.85 per share of common stock totaling $225 million).

On November 7, 2024, the Board of Directors declared a dividend of $0.30 per share of common stock payable on December 31, 2024, to shareholders of record as of December 13, 2024.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ millions, except per share amounts)	2024	2023	2024	2023

Net Earnings (Loss)	$507	$406	$1,185	$1,229

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	262.1	273.7	266.0	255.8
Effect of dilutive securities	1.9	2.6	2.7	3.9
Weighted Average Shares of Common Stock Outstanding - Diluted	264.0	276.3	268.7	259.7

Net Earnings (Loss) per Share of Common Stock
Basic	$1.93	$1.48	$4.45	$4.80
Diluted	1.92	1.47	4.41	4.73

Stock-Based Compensation Plans

Shares issued as a result of awards granted from stock-based compensation plans are funded out of the common stock authorized for issuance as approved by the Company’s shareholders. As at September 30, 2024, there were no changes to Ovintiv’s compensation plans and the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

15.	Accumulated Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$893	$992	$1,000	$937
Change in Foreign Currency Translation Adjustment	44	(59)	(63)	(4)
Balance, End of Period	$937	$933	$937	$933

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$47	$51	$50	$54

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings	(2)	(2)	(5)	(6)
Income taxes	1	-	1	1
Balance, End of Period	$46	$49	$46	$49
Total Accumulated Other Comprehensive Income	$983	$982	$983	$982

16.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at September 30, 2024, VMLP provides approximately 1,153 MMcf/d of natural gas gathering and compression and 913 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from seven to 21 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $1,063 million as at September 30, 2024. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at September 30, 2024, accounts payable and accrued liabilities included $0.3 million related to the take or pay commitment.

17.	Compensation Plans

As at September 30, 2024, there were no changes to Ovintiv’s compensation plans and the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Total Compensation Costs of Transactions Classified as Cash-Settled	$(4)	$3	$(2)	$(21)
Total Compensation Costs of Transactions Classified as Equity-Settled	23	22	71	67
Less: Total Share-Based Compensation Costs Capitalized	(7)	(7)	(21)	(20)
Total Share-Based Compensation Expense (Recovery)	$12	$18	$48	$26

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$7	$6	$20	$17
Administrative	5	12	28	9
	$12	$18	$48	$26

As at September 30, 2024, the liability for cash-settled share-based payment transactions totaled $10 million ($14 million as at December 31, 2023), which is recognized in accounts payable and accrued liabilities.

The following weighted average assumptions were used to determine the fair value of SAR and TSAR units outstanding:

	As at September 30, 2024		As at September 30, 2023
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units	Share Units	Share Units

Risk Free Interest Rate	3.01%	3.01%	4.87%	4.87%
Dividend Yield	3.13%	3.15%	2.52%	2.50%
Expected Volatility Rate (1)	47.74%	44.43%	54.82%	51.21%
Expected Term	1.1 yrs	1.1 yrs	1.2 yrs	1.1 yrs
Market Share Price	US$38.31	C$51.84	US$47.57	C$64.59
Weighted Average Grant Date Fair Value	US$40.91	C$54.84	US$44.89	C$62.45
(1)
Volatility was estimated using historical rates.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Nine Months Ended September 30, 2024 (thousands of units)

RSUs	1,521
PSUs	593
DSUs	9

18.	Fair Value Measurements

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

As at September 30, 2024	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$142	$-	$142	$-	$142
Long-term assets	-	9	-	9	(3)	6
Foreign Currency Derivatives:
Current assets	-	2	-	2	-	2

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$-	$-	$1	$-	$1
Long-term liabilities	-	6	-	6	(3)	3

As at December 31, 2023	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$188	$16	$204	$(1)	$203
Long-term assets	-	5	-	5	(1)	4
Foreign Currency Derivatives:
Current assets	-	11	-	11	-	11

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$1	$-	$1	$(1)	$-
Long-term liabilities	-	3	-	3	(1)	2

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4

(1)
Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)
Includes credit derivatives associated with certain prior years’ divestitures.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX three-way options, NYMEX costless collars, WTI three-way options, foreign currency swaps and basis swaps with terms to 2025. The Company uses discounted cash flow and option-pricing models for fair valuing commodity derivatives. The fair value models use inputs such as contracted notional volumes, market future prices, maturities, credit adjusted risk free rates, and market-based implied volatility factors. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

During the three months ended September 30, 2024, the Company transferred all remaining WTI three-way options from Level 3 into Level 2 as a result of the availability of more observable inputs, such as volatility and comparable contract terms, from independent active markets.

The three-way options are a combination of a sold call, a bought put and a sold put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with partial (three-way) downside price protection through the put options.

Level 3 Fair Value Measurements

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Nine Months Ended
	September 30,
	2024	2023

Balance, Beginning of Year	$16	$12
Total Gains (Losses)	14	(122)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	9	2
Transfers Out of Level 3 (1)	(39)	-
Balance, End of Period	$-	$(108)
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$23	$(120)

(1)
During the nine months ended September 30, 2024, the Company transferred all remaining WTI three-way options from Level 3 into Level 2 as a result of the availability of more observable inputs, such as volatility and comparable contract terms, from independent active markets.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2024, the Company has entered into $118 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3697 to US$1, which mature monthly through the remainder of 2024, and $25 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3800 to US$1, which mature monthly throughout the first half of 2025.

Risk Management Positions as at September 30, 2024

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
Ethane Fixed Price	5.0 Mbbls/d	2024	10.28	$-

WTI Three-Way Options
Sold call / bought put / sold put	50.0 Mbbls/d	2024	84.35 / 65.00 / 50.00	5
Sold call / bought put / sold put	37.4 Mbbls/d	2025	83.96 / 65.00 / 50.00	34

Basis Contracts (1)		2024		(1)
Oil and NGLs Fair Value Position				38

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	200 MMcf/d	2024	3.62	12

NYMEX Three-Way Options
Sold call / bought put / sold put	200 MMcf/d	2024	4.58 / 3.00 / 2.25	4
Sold call / bought put / sold put	500 MMcf/d	2025	4.54 / 3.00 / 2.25	4

NYMEX Costless Collars
Sold call / bought put	400 MMcf/d	2024	5.57 / 3.00	9

Basis Contracts (2)		2024		22
		2025		55

Natural Gas Fair Value Position				106

Foreign Currency Contracts
Fair Value Position (3)		2024 - 2025		2
Total Fair Value Position				$146

(1)
Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)
Ovintiv has entered into natural gas basis swaps associated with AECO, Waha and NYMEX.
(3)
Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$97	$10	$212	$(61)
Foreign Currency Derivatives:
Foreign exchange	-	-	(1)	(7)
Interest Rate Derivatives:
Interest Rate (2)	-	-	-	1
	$97	$10	$211	$(67)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (3)	$31	$(292)	$(61)	$(132)
Foreign Currency Derivatives:
Foreign exchange	1	(6)	(9)	9
	$32	$(298)	$(70)	$(123)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (3)	$128	$(282)	$151	$(193)
Foreign Currency Derivatives:
Foreign exchange	1	(6)	(10)	2
Interest Rate Derivatives:
Interest Rate (2)	-	-	-	1
	$129	$(288)	$141	$(190)

(1)
Includes a realized gain of nil and $4 million for the three and nine months ended September 30, 2024, respectively (2023 - gain of $1 million, respectively), related to other derivative contracts.
(2)
The interest rate swap was executed and settled during the nine months ended September 30, 2023, in relation to the senior notes issuance described in Note 12. The gain was recognized in interest expense.
(3)
There were no unrealized gains or losses related to other derivative contracts for the three or nine months ended September 30, 2024 or 2023.

Reconciliation of Unrealized Risk Management Positions from January 1 to September 30

	2024		2023
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$212
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	141	$141	$(190)
Settlement of Other Derivative Contracts	4
Fair Value of Contracts Realized During the Period	(211)	(211)	67
Fair Value of Contracts, End of Period	$146	$(70)	$(123)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	September 30,	December 31,
	2024	2023

Risk Management Assets
Current	$144	$214
Long-term	6	4
	150	218

Risk Management Liabilities
Current	1	-
Long-term	3	2
	4	2

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	-	4
	-	4
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$146	$212

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at September 30, 2024, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $153 million and $150 million, respectively, as disclosed in Note 18. The Company had no significant credit derivatives in place and held no collateral at September 30, 2024.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at September 30, 2024, approximately 93 percent (91 percent as at December 31, 2023) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

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

20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating Activities
Accounts receivable and accrued revenues	$68	$(251)	$303	$268
Accounts payable and accrued liabilities	(64)	2	(365)	(288)
Current portion of operating lease liabilities	2	(5)	(1)	4
Income tax receivable and payable	19	62	(239)	190
	$25	$(192)	$(302)	$174

B)
Non-Cash Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(7)	$(4)	$(40)	$(73)

Non-Cash Investing Activities
Property, plant and equipment accruals	$(23)	$93	$(25)	$185
Capitalized long-term incentives	-	-	(7)	(2)
Property additions/dispositions, including swaps	5	3	36	25

Non-Cash Financing Activities
Common shares issued in conjunction with the Permian
Acquisition (See Note 9)	$-	$-	$-	$(1,169)

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at September 30, 2024:

	Expected Future Payments
(undiscounted)	2024	2025	2026	2027	2028	Thereafter	Total

Transportation and Processing	$170	$679	$606	$506	$451	$2,176	$4,588
Drilling and Field Services	87	201	9	-	-	-	297
Building Leases & Other Commitments	4	13	7	6	6	15	51
Total	$261	$893	$622	$512	$457	$2,191	$4,936

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

During the second quarter of 2024, Ovintiv resolved a dispute related to the previous disposition of certain legacy assets for approximately $150 million. On September 30, 2024, the Company received $50 million of the settlement proceeds in escrow as restricted cash and Ovintiv expects to receive the remaining $100 million of the proceeds by the end of the year. Accordingly, the total net proceeds of $150 million has been recognized as a gain within Other (gains) losses, net in the Company’s Consolidated Statement of Earnings for the three and nine months ended September 30, 2024, and both settlement proceeds are recorded within Accounts receivable and accrued revenues in the Company’s Consolidated Balance Sheet as at the quarter end. Ovintiv recognizes contingent gains in its Consolidated Financial Statements when the gain is realized or considered realizable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three and nine months ended September 30, 2024, and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2024 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2023, which are included in Items 8 and 7, respectively, of the 2023 Annual Report on Form 10‑K.

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

Highlights

During the first nine months of 2024, the Company focused on executing its 2024 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, and delivering cash from operating activities. Lower upstream product revenues in the first nine months of 2024 compared to 2023, primarily resulted from lower average realized natural gas prices, excluding the impact of risk management activities, partially offset by higher total production volumes. Decreases in average realized natural gas prices of 44 percent were primarily due to lower benchmark prices. Total production volumes increased six percent compared to the first nine months of 2023 primarily due to the addition of the Permian assets acquired in the second quarter of 2023. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Development

•
On September 26, 2024, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock over a 12-month period from October 3, 2024 to October 2, 2025. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float as at September 20, 2024. The Company expects to continue to execute the renewed NCIB program in conjunction with its capital allocation framework.

Financial Results

Three months ended September 30, 2024

•
Reported net earnings of $507 million, or $1.92 per share diluted, including a net gain of $150 million, or $0.57 per share diluted, from a settlement related to certain previously divested legacy assets.
•
Recognized net gains on risk management in revenues of $128 million, before tax.
•
Generated cash from operating activities of $1,022 million and Non-GAAP Cash Flow of $978 million.
•
Purchased for cancellation, approximately 3.7 million shares of common stock for total consideration of approximately $163 million.
•
Paid dividends of $0.30 per share of common stock totaling $78 million.

Nine months ended September 30, 2024

•
Reported net earnings of $1,185 million, or $4.41 per share diluted, including a net gain of $150 million, or $0.56 per share diluted, from a settlement related to certain previously divested legacy assets.
•
Recognized net gains on risk management in revenues of $151 million, before tax.
•
Generated cash from operating activities of $2,701 million and Non-GAAP Cash Flow of $3,038 million.
•
Purchased for cancellation, approximately 12.7 million shares of common stock for total consideration of approximately $597 million.
•
Paid dividends of $0.90 per share of common stock totaling $238 million.
•
Had approximately $3.3 billion in total liquidity as at September 30, 2024, which included available credit facilities of $3.4 billion, available uncommitted demand lines of $232 million, and cash and cash equivalents of $9 million, net of outstanding commercial paper of $324 million.
•
Reported Debt to EBITDA of 1.1 times and Non-GAAP Debt to Adjusted EBITDA of 1.2 times.

Capital Investment

During the nine months ended September 30, 2024

•
Executed the Company’s 2024 capital plan with expenditures totaling $1,751 million.
•
Focused on highly efficient capital activity to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices.

Production

During the nine months ended September 30, 2024

•
Produced average liquids volumes of 302.7 Mbbls/d, which accounted for 52 percent of total production volumes. Average oil and plant condensate volumes of 211.7 Mbbls/d, represented 70 percent of total liquids production volumes.
•
Produced average natural gas volumes of 1,704 MMcf/d, which accounted for 48 percent of total production volumes.
•
Produced average total volumes of 586.7 MBOE/d.

Operating Expenses

During the nine months ended September 30, 2024

•
Incurred upstream transportation and processing expenses of $1,163 million or $7.24 per BOE. Total transportation and processing expenses were $1,240 million, a decrease of $100 million compared to 2023, primarily due to an expired pipeline transportation contract, the impact of new downstream contracts in Uinta, and the sale of the Bakken assets in the second quarter of 2023, partially offset by higher production volumes in Permian and Uinta.
•
Incurred upstream operating expenses of $696 million or $4.33 per BOE, an increase of $92 million compared to 2023, primarily due to the Permian assets acquired in the second quarter of 2023, partially offset by the sale of the Bakken assets in the second quarter of 2023.
•
Incurred production, mineral and other taxes of $258 million, which represents approximately 4.7 percent of upstream product revenues. Total production, mineral and other taxes increased $9 million compared to 2023, primarily due to higher production volumes in Permian and Uinta, partially offset by the sale of the Bakken assets in the second quarter of 2023.

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

Oil prices for the remainder of 2024 are expected to be impacted by the interplay between the pace of global economic growth and demand for oil, OPEC+ production levels and continued supply uncertainties resulting from geopolitical events. Recessionary concerns continue to have an impact on global demand outlooks as central banks evaluate and recalibrate their strategies in response to the prevailing economic environment. Supply and the accumulation of global oil inventories are expected to be impacted by changes in OPEC+ production levels, consumer demand behavior and geopolitical volatility.

Natural Gas Markets

Natural gas prices are primarily impacted by structural changes in supply and demand, deviations from seasonally normal weather, as well as volatility in regional markets.

Natural gas benchmark prices for the remainder of 2024 are expected to be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from geopolitical events.

Company Outlook

The Company will continue to exercise discretion and discipline, and intends to optimize capital allocation through the remainder of 2024 as the commodity price environment evolves. Ovintiv pursues innovative ways to maximize cash flows and to reduce upstream operating and administrative expenses.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. To mitigate price volatility and provide more certainty around cash flows, the Company enters into derivative financial instruments. As at September 30, 2024, the Company has hedged approximately 50.0 Mbbls/d of expected oil production and 800 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

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

During the third quarter of 2024, the Company invested $538 million, near the lower end of its third quarter guidance of $530 million to $570 million. In November, the Company narrowed its full year 2024 capital investment guidance range to $2,275 million to $2,325 million.

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

Production

During the third quarter of 2024, total average production volumes were 592.6 MBOE/d, which exceeded the third quarter guidance range of 565.0 MBOE/d to 580.0 MBOE/d, primarily due to the impact of lower than expected royalty rates in the Canadian Operations resulting from lower natural gas benchmark prices. Average oil and plant condensate production volumes were 212.4 Mbbls/d, average other NGL production volumes were 92.6 Mbbls/d and average natural gas production volumes were 1,725 MMcf/d, which exceeded third quarter guidance ranges of 204.0 Mbbls/d to 208.0 Mbbls/d, 88.0 Mbbls/d to 92.0 Mbbls/d and 1,640 MMcf/d to 1,690 MMcf/d, respectively.

In November, the Company further updated its full year 2024 total production guidance range to 583.0 MBOE/d to 587.0 MBOE/d, including oil and plant condensate production volumes of approximately 209.0 Mbbls/d to 211.0 Mbbls/d, other NGLs production volumes of approximately 91.0 Mbbls/d to 92.0 Mbbls/d and natural gas production volumes of approximately 1,700 MMcf/d to 1,715 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

The Company is on track to achieve its full year upstream transportation and processing cost guidance range of approximately $7.50 per BOE to $8.00 per BOE, based on commodity price assumptions of $75.00 per barrel for WTI oil and $2.50 per MMBtu for NYMEX natural gas. Upstream transportation and processing costs of $7.31 per BOE during the three months ended September 30, 2024, was lower than guidance, primarily due to lower than expected natural gas commodity prices.

The Company is also on track to meet the full year guidance range for operating expenses of approximately $4.25 per BOE to $4.75 per BOE, and total production, mineral and other taxes of approximately four to five percent of upstream product revenues. The Company’s upstream operations refers to the summation of the USA and Canadian operating segments.

Additional information on Ovintiv’s fourth quarter and updated full year 2024 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

Ovintiv remains committed to protecting the health and safety of its workforce. Safety is a foundational value at Ovintiv and plays a critical role in the Company’s belief that a safe workplace is a strong indicator of a well-managed business. This safety-oriented mindset enables the Company to quickly respond to emergencies and minimize any impacts to employees and business continuity. Safety performance goals are incorporated into the Company’s annual compensation program. Additional information on talent management and employee safety can be found in the Human Capital section of Items 1 and 2 of the 2023 Annual Report on Form 10-K.

Additional information on Ovintiv’s sustainable business practices are included in its most recent Sustainability Report on the Company’s sustainability website at https://sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

Product and Service Revenues
Upstream product revenues	$1,767	$2,049	$5,538	$5,570
Market optimization	408	863	1,214	2,282
Service revenues (1)	3	1	6	5
Total Product and Service Revenues	2,178	2,913	6,758	7,857

Gains (Losses) on Risk Management, Net	128	(282)	151	(193)
Sublease Revenues	18	18	55	53
Total Revenues	2,324	2,649	6,964	7,717

Total Operating Expenses (2)	1,797	2,182	5,387	6,041
Operating Income (Loss)	527	467	1,577	1,676
Total Other (Income) Expenses	(31)	74	125	233
Net Earnings (Loss) Before Income Tax	558	393	1,452	1,443
Income Tax Expense (Recovery)	51	(13)	267	214

Net Earnings (Loss)	$507	$406	$1,185	$1,229
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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended September 30,		Nine months ended September 30,
(average for the period)	2024	2023	2024	2023

Oil & NGLs
WTI ($/bbl)	$75.09	$82.26	$77.54	$77.39
Houston ($/bbl)	76.29	83.81	79.11	78.78
Edmonton Condensate (C$/bbl)	97.41	104.74	100.68	103.45

Natural Gas
NYMEX ($/MMBtu)	$2.16	$2.55	$2.10	$2.69
AECO (C$/Mcf)	0.81	2.39	1.43	3.03
Dawn (C$/MMBtu)	2.32	3.04	2.67	3.16

Production Volumes and Realized Prices

	Three months ended September 30,				Nine months ended September 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2024	2023	2024	2023	2024	2023	2024	2023

Oil (Mbbls/d, $/bbl)
USA Operations	168.0	170.8	$73.23	$80.69	168.3	147.0	$75.86	$76.26
Canadian Operations	0.4	0.1	71.07	100.64	0.4	0.1	72.90	85.74
Total	168.4	170.9	73.23	80.70	168.7	147.1	75.85	76.26

NGLs - Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.7	11.2	56.73	59.96	11.1	10.8	58.01	58.98
Canadian Operations	32.3	32.1	71.13	75.67	31.9	31.1	72.88	74.48
Total	44.0	43.3	67.30	71.61	43.0	41.9	69.05	70.49

NGLs - Other (Mbbls/d, $/bbl)
USA Operations	77.7	71.8	16.44	16.91	76.0	74.5	17.52	16.29
Canadian Operations	14.9	14.9	26.97	25.50	15.0	15.4	27.35	25.30
Total	92.6	86.7	18.13	18.39	91.0	89.9	19.14	17.83

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	257.4	253.8	55.35	61.73	255.4	232.3	57.72	56.21
Canadian Operations	47.6	47.1	57.34	59.84	47.3	46.6	58.46	58.25
Total	305.0	300.9	55.66	61.43	302.7	278.9	57.84	56.55

Natural Gas (MMcf/d, $/Mcf)
USA Operations	543	508	1.29	2.22	533	515	1.49	2.46
Canadian Operations	1,182	1,117	1.29	2.38	1,171	1,126	1.63	2.99
Total	1,725	1,625	1.29	2.33	1,704	1,641	1.59	2.82

Total Production (MBOE/d, $/BOE)
USA Operations	348.0	338.5	42.97	49.62	344.3	318.1	45.12	45.02
Canadian Operations	244.6	233.3	17.39	23.46	242.4	234.2	19.29	25.95
Total	592.6	571.8	32.41	38.95	586.7	552.3	34.45	36.94

Production Mix (%)
Oil & Plant Condensate	36	38			36	34
NGLs - Other	15	15			16	16
Total Oil & NGLs	51	53			52	50
Natural Gas	49	47			48	50

Production Change
Period Over Period (%) (3)
Total Oil & NGLs	1	13			9	7
Natural Gas	6	8			4	12
Total Production	4	11			6	9
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues, Excluding Realized Gains (Losses) on Risk Management

	Three months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2023 Upstream Product Revenues (1)	$1,269	$287	$145	$347	$2,048
Increase (decrease) due to:
Sales prices	(120)	(19)	1	(164)	(302)
Production volumes	(13)	4	9	21	21
2024 Upstream Product Revenues	$1,136	$272	$155	$204	$1,767

	Nine months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2023 Upstream Product Revenues (1)	$3,061	$807	$438	$1,263	$5,569
Increase (decrease) due to:
Sales prices	(20)	(19)	34	(577)	(582)
Production volumes	466	26	6	53	551
2024 Upstream Product Revenues	$3,507	$814	$478	$739	$5,538
(1)
Revenues for the third quarter and first nine months of 2023 exclude certain other revenue and royalty adjustments with no associated production volumes of $1 million and $1 million, respectively.

Oil Revenues

Three months ended September 30, 2024 versus September 30, 2023

Oil revenues were lower by $133 million compared to the third quarter of 2023 primarily due to:

•
A decrease of $7.47 per bbl, or nine percent, in the average realized oil prices which decreased revenues by $120 million. The decrease reflected lower Houston and WTI benchmark prices which were both down nine percent, and lower regional pricing relative to the benchmark prices.

Nine months ended September 30, 2024 versus September 30, 2023

Oil revenues were higher by $446 million compared to the first nine months of 2023 primarily due to:

•
Higher average oil production volumes of 21.6 Mbbls/d increased revenues by $466 million. Higher volumes were primarily due to the Permian assets acquired in the second quarter of 2023 (28.2 Mbbls/d) and successful drilling in Uinta and Permian (15.9 Mbbls/d), partially offset by the sale of the Bakken assets in the second quarter of 2023 (12.5 Mbbls/d) and natural declines in Anadarko (9.7 Mbbls/d).

NGL Revenues

Three months ended September 30, 2024 versus September 30, 2023

NGL revenues were lower by $5 million compared to the third quarter of 2023 primarily due to:

•
A decrease of $4.31 per bbl, or six percent, in the average realized plant condensate prices which decreased revenues by $19 million. The decrease reflected the lower Edmonton Condensate benchmark price which was down seven percent; and
•
Higher average other NGL volumes of 5.9 Mbbls/d increased revenues by $9 million. Higher volumes were primarily due to successful drilling in Permian, Uinta and Montney (8.8 Mbbls/d) and third-party plant outages and pipeline restrictions in Montney in 2023 (1.3 Mbbls/d), partially offset by natural declines in Anadarko and Montney (4.5 Mbbls/d).

Nine months ended September 30, 2024 versus September 30, 2023

NGL revenues were higher by $47 million compared to the first nine months of 2023 primarily due to:

•
An increase of $1.31 per bbl, or seven percent, in the average realized other NGL prices which increased revenues by $34 million. The increase reflected higher regional pricing and Other NGL benchmark prices;
•
Higher average plant condensate production volumes of 1.1 Mbbls/d increased revenues by $26 million. Higher volumes were primarily due to successful drilling in Montney and Permian (2.5 Mbbls/d), partially offset by natural declines in Montney and Anadarko (1.6 Mbbls/d); and
•
A decrease of $1.44 per bbl, or two percent, in the average realized plant condensate prices decreased revenues by $19 million. The decrease reflected the lower Edmonton Condensate benchmark price which was down three percent.

Natural Gas Revenues

Three months ended September 30, 2024 versus September 30, 2023

Natural gas revenues were lower by $143 million compared to the third quarter of 2023 primarily due to:

•
A decrease of $1.04 per Mcf, or 45 percent, in the average realized natural gas prices which decreased revenues by $164 million. The decrease reflected lower AECO, Dawn and NYMEX benchmark prices which were down 66 percent, 24 percent and 15 percent, respectively, and lower regional pricing relative to benchmark prices; and
•
Higher average natural gas production volumes of 100 MMcf/d increased revenues by $21 million. Higher volumes were primarily due to successful drilling in Permian, Montney and Uinta (78 MMcf/d), third-party plant outages and pipeline restrictions in Montney in 2023 (57 MMcf/d), and lower effective royalty rates in Montney resulting from lower commodity prices (18 MMcf/d). The higher production volumes were partially offset by natural declines in Anadarko and Montney (29 MMcf/d), and the shut-in of production in Other Canadian Operations in the third quarter of 2024 due to low commodity prices (22 MMcf/d).

Nine months ended September 30, 2024 versus September 30, 2023

Natural gas revenues were lower by $524 million compared to the first nine months of 2023 primarily due to:

•
A decrease of $1.23 per Mcf, or 44 percent, in the average realized natural gas prices which decreased revenues by $577 million. The decrease reflected lower AECO, NYMEX and Dawn benchmark prices which were down 53 percent, 22 percent and 16 percent, respectively, and lower regional pricing relative to benchmark prices in the USA Operations; and
•
Higher average natural gas production volumes of 63 MMcf/d increased revenues by $53 million. Higher volumes were primarily due to successful drilling in Permian and Montney (63 MMcf/d), lower effective royalty rates resulting from lower commodity prices in Montney (61 MMcf/d), and the Permian assets acquired in the second quarter of 2023 (16 MMcf/d). The higher production volumes were partially offset by the sale of the Bakken assets in the second quarter of 2023 (33 MMcf/d), natural declines in Anadarko (17 MMcf/d), and the shut-in of production in Other Canadian Operations beginning in the second quarter of 2024 due to low commodity prices (18 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at September 30, 2024, can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil	$-	$(19)	$(33)	$(19)
NGLs - Other	2	-	4	-
Natural Gas	95	28	237	(43)
Other (2)	-	1	4	1
Total	97	10	212	(61)

Unrealized Gains (Losses) on Risk Management	31	(292)	(61)	(132)
Total Gains (Losses) on Risk Management, Net	$128	$(282)	$151	$(193)

	Three months ended September 30,		Nine months ended September 30,
(Per-unit)	2024	2023	2024	2023

Realized Gains (Losses) on Risk Management
Commodity Price (1)
Oil ($/bbl)	$-	$(1.18)	$(0.70)	$(0.46)
NGLs - Other ($/bbl)	$0.20	$-	$0.15	$-
Natural Gas ($/Mcf)	$0.59	$0.18	$0.50	$(0.09)
Total ($/BOE)	$1.76	$0.17	$1.29	$(0.41)
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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

Market Optimization	$408	$863	$1,214	$2,282

Three months ended September 30, 2024 versus September 30, 2023

Market Optimization product revenues decreased $455 million compared to the third quarter of 2023 primarily due to:

•
Lower sales of third-party purchased volumes primarily relating to price optimization activities in the USA Operations ($421 million) and lower natural gas benchmark prices ($36 million).

Nine months ended September 30, 2024 versus September 30, 2023

Market Optimization product revenues decreased $1,068 million compared to the first nine months of 2023 primarily due to:

•
Lower sales of third-party purchased volumes primarily relating to price optimization activities in the USA Operations ($1,016 million) and lower natural gas benchmark prices ($89 million);

partially offset by:

•
Higher oil benchmark prices ($37 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

USA Operations	$82	$84	$247	$237
Canadian Operations	4	5	11	12
Total	$86	$89	$258	$249

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2024	2023	2024	2023

USA Operations	$2.55	$2.71	$2.62	$2.73
Canadian Operations	$0.15	$0.24	$0.17	$0.19
Production, Mineral and Other Taxes	$1.56	$1.70	$1.60	$1.65

Three months ended September 30, 2024 versus September 30, 2023

Production, mineral and other taxes decreased $3 million compared to the third quarter of 2023 primarily due to:

•
Lower oil and natural gas commodity prices ($7 million) and lower oil production volumes in Anadarko and Permian ($5 million);

partially offset by:

•
Higher property taxes in Permian primarily due to increased property values ($5 million) and increased oil production volumes in Uinta ($4 million).

Nine months ended September 30, 2024 versus September 30, 2023

Production, mineral and other taxes increased $9 million compared to the first nine months of 2023 primarily due to:

•
Higher production volumes in Permian and Uinta ($51 million) and higher property taxes in Permian primarily due to the assets acquired in the second quarter of 2023 ($14 million);

partially offset by:

•
The sale of the Bakken assets in the second quarter of 2023 ($26 million), lower production volumes in Anadarko ($14 million), lower production tax rates ($11 million), and lower natural gas commodity prices ($5 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

USA Operations	$129	$124	$382	$419
Canadian Operations	270	265	781	800
Upstream Transportation and Processing	399	389	1,163	1,219

Market Optimization	9	44	77	121
Total	$408	$433	$1,240	$1,340

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2024	2023	2024	2023

USA Operations	$4.02	$3.98	$4.04	$4.82
Canadian Operations	$12.00	$12.36	$11.77	$12.51
Upstream Transportation and Processing	$7.31	$7.40	$7.24	$8.09

Three months ended September 30, 2024 versus September 30, 2023

Transportation and processing expense decreased $25 million compared to the third quarter of 2023 primarily due to:

•
An expired pipeline transportation contract ($35 million), the impact of new downstream contracts in Uinta ($19 million) and a higher U.S./Canadian dollar exchange rate ($5 million);

partially offset by:

•
Higher production volumes in Permian and Uinta ($18 million), and higher transportation costs in Montney ($12 million).

Nine months ended September 30, 2024 versus September 30, 2023

Transportation and processing expense decreased $100 million compared to the first nine months of 2023 primarily due to:

•
The impact of new downstream contracts in Uinta ($55 million), an expired pipeline transportation contract ($51 million), the sale of the Bakken assets in the second quarter of 2023 ($45 million), lower variable contract rates in Permian ($14 million), lower production volumes in Anadarko ($14 million), and a higher U.S./Canadian dollar exchange rate ($9 million);

partially offset by:

•
Higher production volumes in Permian and Uinta ($86 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

USA Operations	$193	$208	$609	$545
Canadian Operations	36	28	87	59
Upstream Operating Expense	229	236	696	604

Market Optimization	6	7	19	20
Total	$235	$243	$715	$624

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2024	2023	2024	2023

USA Operations	$6.02	$6.66	$6.45	$6.27
Canadian Operations	$1.55	$1.30	$1.31	$0.92
Upstream Operating Expense	$4.17	$4.48	$4.33	$4.00

Three months ended September 30, 2024 versus September 30, 2023

Operating expense decreased $8 million compared to the third quarter of 2023 primarily due to:

•
Lower electricity costs in Permian ($9 million) and decreased activity in Anadarko ($7 million);

partially offset by:

•
Lower capitalization of directly attributable internal costs in Montney ($8 million).

Nine months ended September 30, 2024 versus September 30, 2023

Operating expense increased $91 million compared to the first nine months of 2023 primarily due to:

•
Higher activity in Permian primarily related to the assets acquired in the second quarter of 2023 ($105 million), updates to operating contracts terms, including a recovery of prior years’ costs in 2023 ($29 million), lower capitalization of directly attributable internal costs in Montney ($8 million) and increased activity in Uinta primarily due to workovers ($7 million);

partially offset by:

•
The sale of the Bakken assets in the second quarter of 2023 ($41 million) and decreased activity in Anadarko ($22 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

Market Optimization	$392	$846	$1,165	$2,239

Three months ended September 30, 2024 versus September 30, 2023

Purchased product expense decreased $454 million compared to the third quarter of 2023 primarily due to:

•
Lower third-party purchased volumes primarily relating to price optimization activities in the USA Operations ($420 million) and lower natural gas benchmark prices ($36 million).

Nine months ended September 30, 2024 versus September 30, 2023

Purchased product expense decreased $1,074 million compared to the first nine months of 2023 primarily due to:

•
Lower third-party purchased volumes primarily relating to price optimization activities in the USA Operations ($1,016 million) and lower natural gas benchmark prices ($95 million);

partially offset by:

•
Higher oil benchmark prices ($37 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

USA Operations	$516	$409	$1,503	$1,039
Canadian Operations	77	72	225	215
Upstream DD&A	593	481	1,728	1,254

Corporate & Other	6	5	17	15
Total	$599	$486	$1,745	$1,269

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2024	2023	2024	2023

USA Operations	$16.12	$13.15	$15.93	$11.97
Canadian Operations	$3.40	$3.34	$3.39	$3.36
Upstream DD&A	$10.87	$9.15	$10.75	$8.32

Three months ended September 30, 2024 versus September 30, 2023

DD&A increased $113 million compared to the third quarter of 2023 primarily due to:

•
Higher depletion rates and production volumes in the USA Operations ($92 million and $15 million, respectively).

The depletion rate in the USA Operations increased $2.97 per BOE compared to the third quarter of 2023 primarily due to a higher depletable base.

Nine months ended September 30, 2024 versus September 30, 2023

DD&A increased $476 million compared to the first nine months of 2023 primarily due to:

•
Higher depletion rates and production volumes in the USA Operations ($374 million and $90 million, respectively).

The depletion rate in the USA Operations increased $3.96 per BOE compared to the first nine months of 2023 primarily due to a higher depletable base.

Full Cost Accounting and Ceiling Test Impairments

Under full cost accounting, the carrying amount of Ovintiv’s oil and natural gas properties within each country cost center is subject to a ceiling test performed quarterly. Ceiling test impairments are recognized when the capitalized costs, net of accumulated depletion and the related deferred income taxes, exceed the sum of the estimated after-tax future net cash flows from proved reserves as calculated under SEC requirements using the 12-month average trailing prices and discounted at 10 percent. The 12‑month average trailing price is calculated as the average of the price on the first day of each month within the trailing 12‑month period.

The Company did not recognize ceiling test impairments during the first nine months of 2024, however during this period, the 12-month average trailing prices have generally declined. Further declines in the 12‑month average trailing commodity prices could reduce proved reserves values and result in the recognition of future ceiling test impairments. Future ceiling test impairments can also result from changes to reserves estimates, future development costs, capitalized costs and unproved property costs. Proceeds received from oil and natural gas divestitures are typically deducted from the Company’s capitalized costs and can reduce the risk of ceiling test impairments.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. These expenses primarily include salaries and benefits, operating lease, office, information technology, legal and long-term incentive costs.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

Administrative, excluding Long-Term Incentive,
and Transaction and Legal Costs (1)	$67	$66	$211	$203
Long-term incentive costs	5	12	28	9
Transaction and legal costs	-	2	11	94
Total Administrative	$72	$80	$250	$306

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2024	2023	2024	2023

Administrative, excluding Long-Term Incentive,
and Transaction and Legal Costs (1)	$1.24	$1.27	$1.31	$1.34
Long-term incentive costs	0.09	0.23	0.17	0.06
Transaction and legal costs	-	0.03	0.07	0.63
Total Administrative	$1.33	$1.53	$1.55	$2.03
(1)
The third quarter and first nine months of 2024 includes costs related to The Bow office lease of $29 million and $87 million, respectively (2023 - $29 million and $86 million, respectively), half of which is recovered from sublease revenues.

Three months ended September 30, 2024 versus September 30, 2023

Administrative expense decreased $8 million compared to the third quarter of 2023 primarily due to:

•
Lower long-term incentive costs resulting from changes in the Company’s share price in the third quarter of 2024 ($7 million).

Nine months ended September 30, 2024 versus September 30, 2023

Administrative expense decreased $56 million compared to the first nine months of 2023 primarily due to:

•
Transaction costs incurred mainly related to the Permian assets acquired in the second quarter of 2023 ($84 million);

partially offset by:

•
Higher long-term incentive costs resulting from changes in the Company’s share price in 2023 ($19 million).

Additional information on the Company’s long-term incentive costs can be found in Note 17 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

Interest	$103	$98	$306	$249
Foreign Exchange (Gain) Loss, Net	17	(22)	(21)	-
Other (Gains) Losses, Net	(151)	(2)	(160)	(16)
Total Other (Income) Expenses	$(31)	$74	$125	$233

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Nine months ended September 30, 2024 versus September 30, 2023

Interest expense increased $57 million compared to the first nine months of 2023 primarily due to:

•
Interest expense related to the senior unsecured notes issued in May 2023 ($56 million).

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

Three months ended September 30, 2024 versus September 30, 2023

Net foreign exchange loss of $17 million compared to a gain of $22 million during the third quarter of 2023 primarily due to:

•
Unrealized foreign exchange losses on the translation intercompany notes compared to gains in 2023 ($41 million).

Nine months ended September 30, 2024 versus September 30, 2023

Net foreign exchange gain of $21 million compared to nil during the first nine months of 2023 primarily due to:

•
Realized foreign exchange gains on the settlement of intercompany notes compared to losses in 2023 ($15 million), higher unrealized foreign exchange gains on the translation of intercompany notes ($14 million), and lower realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada ($6 million);

partially offset by:

•
Unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts issued from Canada compared to gains in 2023 ($16 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, interest received from tax authorities, reclamation charges relating to decommissioned assets, and adjustments related to other assets.

In the second quarter of 2024, the Company resolved a dispute related to the previous disposition of certain legacy assets for approximately $150 million. On September 30, 2024, the Company received $50 million of the settlement proceeds in escrow as restricted cash and Ovintiv expects to receive the remaining $100 million of the proceeds by the end of the year. Accordingly, during the third quarter of 2024, the Company recognized a gain of $150 million in Other (gains) losses, net related to this dispute resolution.

Income Tax

During the three and nine months ended September 30, 2024, current income tax expense in the U.S. of $16 million and $40 million, respectively, is higher than the comparative periods in 2023 primarily due to the impact of the corporate alternative minimum tax. In Canada, the current income tax expense for the three and nine months ended September 30, 2024, of $14 million and $45 million, respectively, is lower than the comparative periods in 2023 due to lower expected full year taxable earnings.

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

On June 20, 2024, Canada enacted its Global Minimum Tax Act (“GMTA”), which implements the Organization for Economic Cooperation and Development Pillar II framework, providing a global minimum tax rate of 15 percent. The Company continues to evaluate the GMTA but does not anticipate any material impact in 2024.

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

	As at September 30,
($ millions, except as indicated)	2024	2023

Cash and Cash Equivalents	$9	$3
Available Credit Facilities	3,400	3,150
Available Uncommitted Demand Lines (1)	232	273
Issuance of U.S. Commercial Paper	(324)	(359)
Total Liquidity	$3,317	$3,067

Long-Term Debt, including current portion	$5,877	$6,163
Total Shareholders’ Equity	$10,655	$9,552

Debt to Capitalization (%) (2)	36	39
Debt to Adjusted Capitalization (%) (2)	24	26
(1)
Includes three uncommitted demand lines totaling $304 million, net of $72 million in related undrawn letters of credit (2023 - $322 million and $49 million, respectively).
(2)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in July 2026, provide financial flexibility and allow the Company to fund its operations or capital investment program. At September 30, 2024, $100 million was outstanding under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at September 30, 2024, the Company had $324 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 5.67 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at September 30, 2024.

The available Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $3.3 billion as at September 30, 2024. At September 30, 2024, Ovintiv also had approximately $72 million in undrawn letters of credit issued in the normal course of business primarily as collateral security related to sales arrangements.

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

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at September 30, 2024, the Company’s Debt to Adjusted Capitalization was 24 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2023 Annual Report on Form 10‑K.

Sources and Uses of Cash

The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended September 30,		Nine months ended September 30,
($ millions)	Activity Type	2024	2023	2024	2023

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$1,022	$906	$2,701	$2,805
Proceeds from divestitures	Investing	3	12	7	741
Corporate acquisition	Investing	-	-	12	-
Net issuance of revolving debt	Financing	-	29	140	316
Issuance of long-term debt	Financing	-	-	-	2,278
Other	Investing	26	27	16	116
		1,051	974	2,876	6,256

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	538	834	1,751	2,084
Acquisitions	Investing	7	59	202	273
Net repayment of revolving debt	Financing	210	-	-	-
Corporate acquisition, net of cash acquired	Investing	-	-	-	3,225
Purchase of shares of common stock	Financing	163	45	597	373
Dividends on shares of common stock	Financing	78	82	238	225
Other	Financing	2	3	32	75
		998	1,023	2,820	6,255
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(2)	-	-	(3)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$51	$(49)	$56	$(2)
Operating Activities

Net cash from operating activities in the third quarter and first nine months of 2024 was $1,022 million and $2,701 million, respectively, and was primarily a reflection of the impacts from production volumes, average realized commodity prices, realized gains/losses on risk management and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the third quarter and first nine months of 2024 was $978 million and $3,038 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended September 30, 2024 versus September 30, 2023

Net cash from operating activities increased $116 million compared to the third quarter of 2023 primarily due to:

•
Changes in non-cash working capital ($217 million), higher realized gains on risk management in revenues compared to 2023 ($87 million), a decrease in current income tax expense ($35 million), lower transportation and processing expense ($25 million), higher production volumes ($21 million), and lower operating expense, excluding non-cash long-term incentive costs ($9 million);

partially offset by:

•
Lower realized commodity prices ($302 million).

Nine months ended September 30, 2024 versus September 30, 2023

Net cash from operating activities decreased $104 million compared to the first nine months of 2023 primarily due to:

•
Lower realized commodity prices ($582 million), changes in non-cash working capital ($476 million), higher operating expense, excluding non-cash long-term incentive costs ($97 million) and higher interest expense ($57 million);

partially offset by:

•
Higher production volumes ($551 million), realized gains on risk management in revenues compared to losses in 2023 ($273 million), lower transportation and processing expense ($100 million), a decrease in current income tax expense ($96 million), and lower administrative expense, excluding non-cash long-term incentive costs ($84 million).

Investing Activities

Cash used in investing activities in the first nine months of 2024 was $1,918 million primarily due to capital expenditures and acquisitions in the USA Operations. Capital expenditures, and acquisition and divestiture activities are summarized in Notes 3 and 8, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Capital expenditures decreased $333 million compared to the first nine months of 2023, primarily due to decreased completions activity in Montney, Anadarko and Permian, the sale of the Bakken assets in the second quarter of 2023, and drilling efficiencies in Uinta, partially offset by increased completions activity in Uinta.

Acquisitions in the first nine months of 2024 were $202 million, which primarily included property purchases with oil and liquids-rich potential in the USA Operations (2023 - $273 million).

Corporate acquisitions in the first nine months of 2024 includes the final cash settlements of $12 million completed in the first quarter of 2024 related to the Permian assets acquired in the second quarter of 2023. Additional information regarding the Permian Acquisition can be found in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Financing Activities

Net cash from and/or used in financing activities has been impacted by Ovintiv’s strategic objective to return value to shareholders by repaying or repurchasing existing debt, purchasing shares of common stock and paying dividends.

Net cash used in financing activities in the first nine months of 2024 was $727 million compared to net cash from financing activities in 2023 of $1,921 million. The change was primarily due to the net issuance of long-term debt in 2023 of $2,278 million, increased purchases of shares of common stock in 2024 compared to 2023 ($224 million), and a decrease in the net issuance of revolving debt ($176 million).

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

The Company’s long-term debt, including the current portion of $1,024 million, totaled $5,877 million at September 30, 2024. The Company’s long-term debt at December 31, 2023, including the current portion of $284 million, totaled $5,737 million. As at September 30, 2024, the Company has $600 million of fixed rate long-term debt due within the next year.

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

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2024	2023	2024	2023

Dividend Payments	$78	$82	$238	$225
Dividend Payments ($/share)	$0.30	$0.30	$0.90	$0.85

On November 7, 2024, the Board of Directors declared a dividend of $0.30 per share of common stock payable on December 31, 2024, to common shareholders of record as of December 13, 2024.

Dividends increased $13 million compared to the first nine months of 2023 as a result of Ovintiv increasing its annualized dividend to $1.20 per share of common stock in the second quarter of 2023. The dividend increase reflects the Company’s commitment to returning capital to shareholders.

Normal Course Issuer Bid

On September 26, 2024, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock over a 12-month period from October 3, 2024 to October 2, 2025. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float as at September 20, 2024. The Company expects to continue to execute the renewed NCIB program in conjunction with its capital allocation framework.

In the third quarter and first nine months of 2024, under the previous NCIB program, which extended from October 3, 2023 to October 2, 2024, the Company purchased, for cancellation, approximately 3.7 million and 12.7 million shares of common stock, respectively, for total consideration of approximately $163 million and $597 million, respectively. For additional information on the NCIB, refer to Note 14 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2024	2023	2024	2023

Cash From (Used in) Operating Activities	$1,022	$906	$2,701	$2,805
(Add back) deduct:
Net change in other assets and liabilities	19	(14)	(35)	(31)
Net change in non-cash working capital	25	(192)	(302)	174
Non-GAAP Cash Flow	$978	$1,112	$3,038	$2,662

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

($ millions, except as indicated)	September 30, 2024	December 31, 2023

Debt (Long-Term Debt, including Current Portion)	$5,877	$5,737
Total Shareholders’ Equity	10,655	10,370
Capitalization	$16,532	$16,107
Debt to Capitalization	36%	36%

Debt (Long-Term Debt, including Current Portion)	$5,877	$5,737
Total Shareholders’ Equity	10,655	10,370
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$24,278	$23,853
Debt to Adjusted Capitalization	24%	24%

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

($ millions, except as indicated)	September 30, 2024	December 31, 2023

Debt (Long-Term Debt, including Current Portion)	$5,877	$5,737

Net Earnings (Loss)	2,041	2,085
Add back (deduct):
Depreciation, depletion and amortization	2,301	1,825
Interest	412	355
Income tax expense (recovery)	478	425
EBITDA	$5,232	$4,690
Debt to EBITDA (times)	1.1	1.2

Debt (Long-Term Debt, including Current Portion)	$5,877	$5,737

Net Earnings (Loss)	2,041	2,085
Add back (deduct):
Depreciation, depletion and amortization	2,301	1,825
Accretion of asset retirement obligation	19	19
Interest	412	355
Unrealized (gains) losses on risk management	(265)	(194)
Foreign exchange (gain) loss, net	(2)	19
Other (gains) losses, net	(164)	(20)
Income tax expense (recovery)	478	425
Adjusted EBITDA	$4,820	$4,514
Debt to Adjusted EBITDA (times)	1.2	1.3

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

	September 30, 2024
(US$ millions)	10% Price Increase	10% Price Decrease

Oil price	$(47)	$53
NGL price	-	-
Natural gas price	(28)	28

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$(3)		$(5)
Transportation and Processing Expense (1)	(5)	$(0.08)	(9)	$(0.06)
Operating Expense (1)	(1)	(0.01)	(1)	-
Administrative Expense	(1)	(0.01)	(1)	-
Depreciation, Depletion and Amortization (1)	(2)	(0.02)	(3)	(0.02)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2024, Ovintiv has entered into $118 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3697 to US$1, which mature monthly through the remainder of 2024, and $25 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3800 to US$1, which mature monthly throughout the first half of 2025.

As at September 30, 2024, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	September 30, 2024
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$126	$(153)

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

As at September 30, 2024, Ovintiv had floating rate revolving credit and term loan borrowings of $424 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $4 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

On September 26, 2024, the TSX accepted the Company’s notice of intention to renew its NCIB to purchase up to approximately 25.9 million shares of common stock, during the 12-month period commencing October 3, 2024 and ending October 2, 2025. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float (as defined in the TSX Company Manual) as of September 20, 2024, which equals approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at such time.

During the three months ended September 30, 2024, the Company purchased approximately 3.7 million shares of common stock for approximately $162 million, excluding excise tax, at a weighted average price of $43.43. The following table presents the common shares purchased during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2024	1,010,083	$47.05	1,010,083	15,502,428
August 1 to August 31, 2024	2,018,875	42.68	2,018,875	13,483,553
September 1 to September 30, 2024	700,764	40.40	700,764	12,782,789
Total	3,729,722	$43.43	3,729,722	12,782,789
(1)
For the three months ended September 30, 2024, 1,065,404 shares of common stock were repurchased through our broker in accordance with a Rule 10b5‑1 compliant plan initially adopted by the Company on September 30, 2021.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

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

Dated: November 7, 2024