Form 10-K
period 2024-12-31
Ovintiv Inc.
filed 2025-02-26
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 28, 2024	$12,376,088,462
Number of registrant’s shares of common stock outstanding as of February 21, 2025, at $0.01 par value	260,324,464

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Annual Report on Form 10‑K, and the other documents incorporated herein by reference, the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “aims,” “strives,” “seeks,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10‑K include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; drilling plans and programs, including the amount and availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, trimulfrac and simulfrac techniques and other new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated or desired benefits from acquisitions; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access capital markets, credit facilities and other sources of liquidity; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations; anticipated compliance with current or proposed environmental legislation; the Company’s goals, targets and initiatives related to ESG matters; the declaration and payment of future dividends and the anticipated repurchase the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

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

PART I

Items 1 and 2. Business and Properties

GENERAL

Ovintiv is a leading North American oil and natural gas exploration and production company that is focused on developing its multi-basin portfolio of high-quality assets located in the United States and Canada. Ovintiv's operations also include the marketing of oil, NGLs and natural gas. As at December 31, 2024, all of the Company’s reserves and production were located in North America.

Ovintiv’s principal office is located at 370 – 17th Street, Suite 1700, Denver, Colorado 80202, U.S.A. Ovintiv’s shares of common stock are listed and posted for trading on the NYSE and the TSX under the symbol “OVV”.

Available Information

Ovintiv is subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, it also files reports with and furnishes other information to the SEC. The public may obtain any document Ovintiv files with or furnishes to the SEC from the SEC's Electronic Document Gathering, Analysis, and Retrieval system (“EDGAR”), which can be accessed at www.sec.gov, or via the System for Electronic Document Analysis and Retrieval (“SEDAR”), which can be accessed at www.sedar.com, as well as from commercial document retrieval services.

Copies of this Annual Report on Form 10-K and the documents incorporated herein by reference may be obtained on request without charge from Ovintiv’s Corporate Secretary, 370 – 17th Street, Suite 1700, Denver, Colorado 80202, U.S.A., telephone: (303) 623-2300. Ovintiv also provides access without charge to all of the Company’s SEC filings, including copies of this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing or furnishing, on Ovintiv’s website located at www.ovintiv.com.

STRATEGY AND APPROACH

Ovintiv aims to be a leading producer of oil and natural gas in North America. The Company strives to be at the forefront of driving innovation to both profitably and sustainably provide safe, reliable and affordable energy that makes modern life possible. Ovintiv is committed to delivering quality returns on the capital it invests in its multi-basin portfolio, anchored by its positions in the two largest remaining undeveloped oil basins in North America, the Permian in Texas and the Montney in Western Canada. Ovintiv is focused on generating significant cash flows and providing durable cash returns to its shareholders through the commodity price cycle.

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

•
Environmental, Social and Corporate Governance Progress - Ovintiv embraces stakeholder and societal expectations as it continues to evolve in response to the changing landscape with respect to environmental, social and governance matters. Ovintiv believes that strong business practices increase efficiency, economic performance, value creation and sustainability. Since 2005, the Company has published an annual Sustainability Report, which communicates Ovintiv’s performance and tracks progress on key issues important to stakeholders. Additional information can be found on the Company’s sustainability website at sustainability.ovintiv.com.

Ovintiv’s foundational values of integrity, safety, sustainability, trust and respect guide the organization’s behavior and define expectations in the workplace. Ovintiv takes pride not only in what the Company achieves, but also in how its goals are accomplished.

REPORTING SEGMENTS

Ovintiv’s operations are focused on the exploration and development of oil, NGLs and natural gas reserves as well as creating and capturing additional value through market optimization activities. Ovintiv’s operating and reportable segments are:

•
USA Operations includes the exploration for, development of, and production and marketing of oil, NGLs, natural gas and other related activities within the United States. Plays in the U.S. include Permian in west Texas, Anadarko in west-central Oklahoma and Uinta in northeastern Utah.

•
Canadian Operations includes the exploration for, development of, and production and marketing of oil, NGLs, natural gas and other related activities within Canada. Plays in Canada include Montney in northeast British Columbia and northwest Alberta and Horn River in northeast British Columbia.

During the year ended December 31, 2024, Ovintiv reassessed its reportable segments and reclassified its Market Optimization segment to present the Company’s market optimization activities in their respective USA and Canadian operating segments, which they support.

For additional information regarding the reporting segments, see Note 2 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

OIL AND NATURAL GAS PROPERTIES AND ACTIVITIES

The following map reflects the location of Ovintiv’s North American landholdings and assets, as of December 31, 2024. On January 22, 2025, the Company closed the divestiture of substantially all of its Uinta assets.

USA Operations

Overview: In 2024, the USA Operations had total capital investment of approximately $1,868 million, drilled 204 net wells primarily in Permian and total production averaged approximately 167.9 Mbbls/d of oil, approximately 87.0 Mbbls/d of NGLs and approximately 537 MMcf/d of natural gas. As of December 31, 2024, the USA Operations had an established land position of approximately 852,000 net acres, including approximately 148,000 net undeveloped acres. The USA Operations accounted for 76 percent of upstream production revenues, excluding the impacts of hedging, and 79 percent of total proved reserves as of December 31, 2024.

On January 22, 2025, the Company closed the divestiture of substantially all of its Uinta assets to FourPoint Resources, LLC, for approximately $2.0 billion, before closing adjustments. For additional information regarding the divestiture, see Note 28 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10‑K.

The following tables summarize the USA Operations landholdings, producing wells and daily production as of and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres as of December 31, 2024)	Gross	Net	Gross	Net	Gross	Net
Permian	180	167	38	23	218	190	87%
Anadarko	550	346	17	7	567	353	62%
Uinta	129	120	21	17	150	137	91%
Other (2)	168	71	227	101	395	172	44%
Total USA Operations	1,027	704	303	148	1,330	852	64%

(1)
Excludes interests in royalty acreage.
(2)
Other comprises assets that are not part of the Company’s current focus.

Producing Wells	Oil		Natural Gas		Total
(number of wells as of December 31, 2024) (1)	Gross	Net	Gross	Net	Gross	Net
Permian	2,520	2,369	1	1	2,521	2,370
Anadarko	2,108	823	119	76	2,227	899
Uinta	624	497	-	-	624	497
Other (2)	34	1	29	21	63	22
Total USA Operations	5,286	3,690	149	98	5,435	3,788

(1)
Figures exclude wells mechanically capable of producing, but not producing.
(2)
Other comprises assets that are not part of the Company’s current focus.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Permian	119.6	99.5	5.2	4.1	42.1	33.0	47.3	37.1	236	185
Anadarko	21.9	30.6	5.6	5.9	31.9	36.3	37.5	42.2	265	283
Uinta	26.2	19.1	0.4	0.3	1.7	1.2	2.1	1.5	33	22
Other (1) (2)	0.2	9.6	-	0.6	0.1	4.1	0.1	4.7	3	27
Total USA Operations	167.9	158.8	11.2	10.9	75.8	74.6	87.0	85.5	537	517

(1)
Other comprises assets that are not part of the Company’s current focus.
(2)
Other includes volumes associated with Bakken, which was divested during the second quarter of 2023.

Permian

Permian is an oil play located in west Texas primarily in Midland, Martin, Howard, Glasscock, Andrews and Upton counties. The properties within the play are characterized by exposure of up to 10 potential producing horizons spanning approximately 3,000 feet of stratigraphy or stacked pay, an extensive production history and developed infrastructure. As of December 31, 2024, the Company’s acreage comprises approximately 190,000 net acres in the play. The current focus of development is on the Spraberry and Wolfcamp formations in the Midland basin, where Ovintiv holds a large position. During 2024, the Company drilled 167 horizontal net wells. In 2024, production averaged approximately 119.6 Mbbls/d of oil, approximately 47.3 Mbbls/d of NGLs and approximately 236 MMcf/d of natural gas.

The Company has primarily developed the play using its cube development model and multi-frac techniques. Cube development utilizes multi-well pads and frac spreads running in parallel to simultaneously access multiple layers of stacked pay to maximize product recovery. Multi-frac technology is the process of fracing multiple wells at the same time instead of a single well, such as simulfrac and trimulfrac techniques which is the process of fracing two or three wells, respectively, at the same time. These advanced development approaches enable the Company to optimize cycle times and increase capital efficiency, while minimizing the surface footprint. During 2024, the Company continued to improve the rig to frac ratio which maximized capital efficiency, centralized geo steering which resulted in less downtime and faster cycle time, and drilled longer laterals which increased value. Further multi-frac efficiencies were achieved through holding wet sand and large water storage strategically close to acreage development to eliminate downtime. The Company also focused on innovative completions design improving well productivity and returns.

Oil and natural gas facilities include field gathering systems, storage batteries, saltwater disposal systems, separation equipment and pumping units. The majority of Ovintiv’s acreage and associated oil production is dedicated under multiple pipeline gathering agreements, with varying remaining terms of less than 10 years with optional renewal terms. In the event of pipeline capacity constraints, Ovintiv’s oil production is trucked by various third parties. Natural gas is delivered by the Company to the purchaser’s meter and pipeline interconnection point in the field.

Anadarko

Anadarko is a liquids-rich play located in west-central Oklahoma in Blaine, Canadian, Custer, Dewey, Garvin, Grady, Kingfisher, Major, McClain and Stephens counties. The majority of the Anadarko properties are located in the black oil window of the STACK which comprises the Woodford, Meramec and Osage formations spanning up to 800 feet of stratigraphy, while the remaining properties located in the SCOOP comprises the Woodford, Sycamore, Caney and Springer formations spanning up to 1,150 feet of stratigraphy. The play is characterized by silt, shale and carbonate formations which provide multiple potential oil and natural gas targets making the play ideal for cube development and long laterals. As of December 31, 2024, the Company’s acreage comprises approximately 353,000 net acres in the play, with development currently targeting liquids-rich prospects. During 2024, the Company drilled 17 horizontal net wells. In 2024, production averaged approximately 21.9 Mbbls/d of oil, approximately 37.5 Mbbls/d of NGLs and approximately 265 MMcf/d of natural gas.

The Company is developing the play using its cube development model. During 2024, Ovintiv focused on reducing base decline by five percent compared to the prior year and increasing capital efficiency and well economics by drilling longer laterals which reduced drilling and completions cost per foot by 23 percent in the STACK compared to the prior year.

The play has significant existing infrastructure and ample access to major pricing hubs, including Cushing, Oklahoma, the U.S. Gulf Coast, Mont Belvieu, Texas and Conway, Kansas, and a number of Mid-Continent natural gas pipelines. The Company’s oil and natural gas production is gathered at various production facilities, with the majority of oil subsequently transported to sales points by pipeline or sold at and trucked from tank batteries. The majority of Ovintiv’s acreage and associated production is dedicated to long-term gathering and processing agreements with various third parties, which have remaining terms of less than seven years.

Uinta

Uinta is an oil play located in northeastern Utah primarily in Duchesne and Uintah counties. The Uinta basin provides a deep inventory of multiple stacked oil horizons with approximately 2,600 feet of oil saturated reservoir rock. The Company developed the play using its cube development model. As of December 31, 2024, the Company’s acreage comprises approximately 137,000 net acres in the play. During 2024, the Company drilled 20 horizontal net wells. Production averaged approximately 26.2 Mbbls/d of oil, approximately 2.1 Mbbls/d of NGLs and approximately 33 MMcf/d of natural gas.

During 2024, the Company drilled 20 gross wells on five pads utilizing multi-well pad development which captured capital cost savings.

Oil production from Uinta is waxy, ranging from yellow to black, and is transported from the lease by truck due to the high heat pour point characteristics of the oil. Oil production that was not subject to sales commitments was sold monthly in spot markets or transported by rail to other markets such as the Gulf Coast.

On January 22, 2025, the Company closed the divestiture of substantially all of its Uinta assets.

Canadian Operations

Overview: In 2024, the Canadian Operations had total capital investment of approximately $428 million, drilled 64 horizontal net wells in Montney and production averaged approximately 47.1 Mbbls/d of oil and NGLs and approximately 1,161 MMcf/d of natural gas. As of December 31, 2024, the Canadian Operations had an established land position of approximately 995,000 net acres including approximately 590,000 net undeveloped acres. The Canadian Operations accounted for 24 percent of upstream production revenues, excluding the impacts of hedging, and 21 percent of total proved reserves as of December 31, 2024.

On January 31, 2025, the Company closed the acquisition of certain Montney assets from Paramount Resources Ltd. in an all-cash transaction of approximately $2.307 billion before closing adjustments. The acquisition will add approximately 109,000 net acres in the core of the liquids-rich Alberta Montney. For additional information regarding the acquisition, see Note 28 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

The following tables summarize the Canadian Operations landholdings, producing wells and daily production as of and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres as of December 31, 2024)	Gross	Net	Gross	Net	Gross	Net
Montney	548	366	570	356	1,118	722	65%
Other (2)	80	39	361	234	441	273	62%
Total Canadian Operations	628	405	931	590	1,559	995	64%

(1)
Excludes interests in royalty acreage.
(2)
Other comprises assets that are not part of the Company’s current focus.

Producing Wells (1)	Oil		Natural Gas		Total
(number of wells as of December 31, 2024)	Gross	Net	Gross	Net	Gross	Net
Montney	6	5	1,888	1,492	1,894	1,497
Other (2)	2	1	111	51	113	52
Total Canadian Operations	8	6	1,999	1,543	2,007	1,549

(1)
Figures exclude wells mechanically capable of producing, but not producing.
(2)
Other comprises assets that are not part of the Company’s current focus.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Montney	0.4	0.1	31.6	32.0	15.0	15.6	46.6	47.6	1,152	1,095
Other (1)	-	-	0.1	-	-	-	0.1	-	9	30
Total Canadian Operations	0.4	0.1	31.7	32.0	15.0	15.6	46.7	47.6	1,161	1,125

(1)
Other comprises assets that are not part of the Company’s current focus.

Montney

Montney is a condensate and natural gas play located in northwest Alberta and northeast British Columbia. The play includes properties that are located in the Montney formation where Ovintiv is primarily targeting the development of condensate-rich locations, but also includes landholdings with incremental producing formations such as Cadomin and Doig. The Montney formation is characterized by up to six stacked horizons spanning over 1,000 feet of stratigraphy and is being developed through horizontal drilling and completion operations. During 2024, the Company drilled 64 horizontal net wells, and total production from the play averaged approximately 47.0 Mbbls/d of oil and NGLs and approximately 1,152 MMcf/d of natural gas. As of December 31, 2024, the Company’s acreage comprises approximately 722,000 net acres and 356,000 net undeveloped acres in the play.

Ovintiv utilizes leading development execution and customized cube development to maximize value and resource extraction within the Company’s acreage position. During 2024, Ovintiv continued to focus on capital efficiency by maximizing lateral length and increasing drilling and completion speeds, resulting in reduced surface footprint requirements and shorter cycle times. Further innovative advancements, including equipment optimization, automation, and utilization of real-time frac monitoring techniques, increased efficiency and lowered costs. These cost savings advancements included digitization of workflows which reduced water and pumping times, promoted customized well design and overall pad efficiency through centralized decision making and troubleshooting. Ovintiv also continued to focus on reducing its emissions footprint through converting natural gas instrumentation to nitrogen, leak detection and repair inspections, and utilizing natural gas powered drilling rigs and frac fleets to minimize diesel consumption.

Ovintiv has access to natural gas processing capacity of approximately 1,547 MMcf/d, of which approximately 1,336 MMcf/d is under contract with third parties under varying terms and duration and approximately 211 MMcf/d of processing capacity which is owned by the Company. In addition, Ovintiv has access to liquids handling capacity of approximately 124 Mbbls/d of which approximately 93 Mbbls/d is contracted with third parties under varying terms and duration, and approximately 31 Mbbls/d is owned by the Company.

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

Ovintiv’s Reserves and Depletion Group, which consists of eight staff, report into the Vice-President, Exploration, Subsurface, Chief G&G who reports to the Executive Vice-President & Chief Operating Officer. The Reserves and Depletion Group is responsible for the internal preparation, review and approval of the reserves estimates, and maintains Ovintiv’s internal policies that prescribe procedures and standards to be followed for preparing, estimating and recording reserves. This includes the Company’s reserves manual and conducting internal audits of the procedures, records and controls relating to the preparation of reserves estimates. Ovintiv’s QREs receive ongoing education on the fundamentals of SEC definitions and reserves reporting through the review of the Company’s reserves manual and internal training programs. The Reserves and Depletion Group also oversees the engagement of independent qualified reserves evaluators (“IQREs”) or independent qualified reserves auditors (“IQRAs”), if any, retained by the Company.

As a member of the Reserves and Depletion Group, the Company’s Senior Manager, Analytics and Reserves is primarily responsible for overseeing the preparation of proved reserves estimates. The Senior Manager, Analytics and Reserves has a Bachelor of Petroleum Engineering from Texas A&M University and is a member of the Society of Petroleum Engineers. The Senior Manager, Analytics and Reserves has over 22 years of experience in upstream oil and gas and has held numerous positions in reservoir, development and production engineering.

Annually, each play is reviewed in detail by the QREs, subject matter experts and the Company’s executive officers, as appropriate. The Reserves and Depletion Group also conducts a separate review to ensure the effectiveness of the disclosure controls and that the reserves estimates are free from material misstatement. The final reserves estimates are reviewed by Ovintiv’s Reserves Committee of the Board of Directors (the “Reserves Committee”), for approval by the Board of Directors. The Reserves Committee comprises directors that are independent and familiar with estimating oil and natural gas reserves and disclosure requirements. The Reserves Committee provides additional oversight to the Company’s reserves process, meeting with management periodically to review the reserves process, the portfolio of properties, results and related disclosures. The Reserves Committee is also responsible for reviewing the qualifications and appointment of IQREs or IQRAs, if any, retained by the Company, including recommending the selection of such IQREs or IQRAs to the Board of Directors for its approval, and meets with such IQREs or IQRAs to review their reports.

For year-ended December 31, 2024, the Company involved IQRAs to audit the Company’s internal oil and natural gas reserve estimates for certain properties. In 2024, Netherland, Sewell & Associates, Inc. audited 36 percent of the Company’s estimated U.S. proved reserve volumes. McDaniel & Associates Consultants Ltd. audited 18 percent of the Company’s estimated Canadian proved reserve volumes as of January 1, 2024, however, due to reduced gas prices and economic conditions, the estimated proved reserves volumes at year end reflect zero percent of the Company’s Canadian proved reserve volumes. An audit of reserves is an examination of a company’s oil and natural gas reserves by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation methods and procedures.

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

The reserves and other oil and natural gas information set forth below has an effective date of December 31, 2024 and was prepared as of January 13, 2025. The audit reports prepared by the IQRAs are attached in Exhibits 99.1 and 99.2 of this Annual Report on Form 10-K.

The following table is a summary of the Company’s proved reserves. Estimates of future net cash flows and discounted future net cash flows derived from proved reserves information can be found in Note 29 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Proved Reserves

The table below summarizes the Company’s total proved reserves by oil, NGLs and natural gas and by geographic area for the year ended December 31, 2024 and other summary operating data.

	2024
	U.S.	Canada	Total
Proved Reserves: (1)
Oil (MMbbls):
Developed	273.7	0.2	274.0
Undeveloped	306.0	-	306.0
Total	579.8	0.2	580.0

Natural Gas Liquids (MMbbls):
Developed	336.2	59.9	396.1
Undeveloped	198.4	39.8	238.2
Total	534.5	99.7	634.2

Natural Gas (Bcf):
Developed	1,953	1,269	3,222
Undeveloped	1,099	736	1,835
Total	3,052	2,005	5,057

Total Proved Reserves (MMBOE):
Developed	935.4	271.7	1,207.1
Undeveloped	687.6	162.4	850.0
Total	1,623.0	434.1	2,057.1

Percent Proved Developed	58%	63%	59%
Percent Proved Undeveloped	42%	37%	41%

Production (MBOE/d)	344.4	240.6	585.0
Capital Investments (US$ millions)	1,868	428	2,296
Total Net Productive Wells (2)	3,865	1,572	5,437

(1)
Numbers may not add due to rounding.
(2)
Total net productive wells includes producing wells and wells mechanically capable of production.

Changes to the Company’s proved reserves during 2024 are summarized in the table below:

	2024 (1)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Total (MMBOE)
Beginning of year	518.9	525.3	6,850	2,185.9
Revisions and improved recovery (2)	2.9	85.4	(1,837)	(217.9)
Extensions and discoveries	118.3	71.8	660	300.1
Purchase of reserves in place	1.8	1.0	7	4.0
Sale of reserves in place	(0.3)	(0.4)	(2)	(1.0)
Production	(61.5)	(48.9)	(621)	(214.1)
End of year	580.0	634.2	5,057	2,057.1
Developed	274.0	396.1	3,222	1,207.1
Undeveloped	306.0	238.2	1,835	850.0
Total	580.0	634.2	5,057	2,057.1

(1)
Numbers may not add due to rounding.
(2)
Changes in reserve estimates resulting from application of improved recovery techniques are included in revisions of previous estimates.

In 2024, the Company’s proved reserves decreased by 128.8 MMBOE from 2023. Revisions and improved recovery of oil and NGLs were positive primarily due to positive revisions other than price of 97.5 MMBOE, and changes in the approved development plan of 17.9 MMBOE, partially offset by lower 12-month average trailing prices of 27.1 MMBOE. Revisions and improved recovery of natural gas were negative primarily due to lower 12-month average trailing prices of 1,914 Bcf (319.1 MMBOE), and changes in the approved development plan of 239 Bcf (39.8 MMBOE), partially offset by positive revisions other than price of 316 Bcf (52.7 MMBOE). Extensions and discoveries of 300.1 MMBOE were the result of successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans primarily in Permian and Anadarko. Extensions and discoveries include 37.7 MMBOE as a result of drilling wells in 2024 that were not previously classified as proved undeveloped reserves. Approximately 63 percent of the 2024 extensions and discoveries were oil, condensate and NGLs. Production for 2024 was 214.1 MMBOE.

Proved reserves are estimated based on the average first-day-of-month prices during the 12-month period for the respective year. The average prices used to compute proved reserves as of December 31, 2024 were WTI: $75.48 per bbl, Edmonton Condensate: C$99.60 per bbl, Henry Hub: $2.13 per MMBtu, and AECO: C$1.26 per MMBtu. Prices for oil, NGLs and natural gas are inherently volatile.

Proved Undeveloped Reserves

Changes to the Company’s proved undeveloped reserves during 2024 are summarized in the table below:

(MMBOE)	2024
Beginning of year	840.2
Revisions of prior estimates	(74.7)
Extensions and discoveries	262.4
Conversions to developed	(180.2)
Purchase of reserves in place	2.2
Sale of reserves in place	-
End of Year (1)	850.0
(1)
Numbers may not add due to rounding.

As of December 31, 2024, there are no proved undeveloped reserves that are expected to remain undeveloped for five years or more.

Extensions and discoveries of 262.4 MMBOE of proved undeveloped reserves were the result of successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans primarily in Permian and Anadarko. Development plan changes are driven by portfolio optimization and changing commodity prices as compared to the prior year. Revisions of prior estimates of proved undeveloped reserves were negative 74.7 MMBOE primarily due to lower 12-month average trailing price of 126.1 MMBOE and development plan changes of 21.9 MMBOE, partially offset by revisions other than price of 73.3 MMBOE.

Conversions of proved undeveloped reserves to proved developed status were 180.2 MMBOE, equating to 21 percent of the total prior year-end proved undeveloped reserves. U.S. Operations converted 22 percent of proved undeveloped reserves and Canadian Operations converted 21 percent of proved undeveloped reserves. The Company spent approximately $1,500 million to develop proved undeveloped reserves in 2024, of which approximately 79 percent related to the U.S. properties and 21 percent related to the Canadian properties.

Purchases of proved undeveloped reserves of 2.2 MMBOE relate to Anadarko. There were no sales of proved undeveloped reserves in 2024.

Sales Volumes, Prices and Production Costs

The following table summarizes the Company’s production by final product sold, average sales price, and production cost per BOE for each of the last three years by geographic area:

	Production			Average Sales Price (1)			Average Production Cost (2)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Oil ($/bbl)	NGLs ($/bbl)	Natural Gas ($/Mcf)	($/BOE)
2024
USA (3)	61.5	31.8	196.5	73.90	23.15	1.62	10.38
Canada (4)	0.1	17.1	425.0	70.38	57.69	1.73	13.17
Total	61.6	48.9	621.5	73.90	35.21	1.70	11.53

2023
USA (3)	58.0	31.2	188.7	76.46	21.66	2.43	10.69
Canada (4)	-	17.4	410.6	81.59	58.89	2.89	13.43
Total	58.0	48.6	599.3	76.46	34.98	2.74	11.83

2022
USA (3)	48.0	29.9	180	94.25	34.88	6.18	11.79
Canada (4)	-	17.3	366	87.28	78.44	5.75	14.52
Total	48.0	47.2	546	94.25	50.84	5.89	12.94

(1)
Excludes the impact of commodity derivatives.
(2)
Excludes ad valorem, severance and property taxes.
(3)
During 2024, annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to Midland in the Permian of 9.0 MMbbls of oil, 5.8 MMbbls of NGLs and 32 Bcf of natural gas. During 2023 and 2022, there was no production from fields that comprise greater than 15 percent of the Company’s total reserves.
(4)
During 2024, there was no production from fields that comprise greater than 15 percent of the Company’s total reserves. During 2023 and 2022, annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to B.C. Montney: 2023 ‑ 7.7 MMbbls of NGLs and 306 Bcf of natural gas; and 2022 - 7.2 MMbbls of NGLs and 267 Bcf of natural gas.

Drilling and other exploratory and development activities (1, 2)

The following tables summarize the Company’s gross participation and net interest in wells drilled for the periods indicated by geographic area.

	Exploratory				Development				Total
	Productive		Dry		Productive		Dry		Productive		Dry
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2024
USA	1	1	-	-	226	202	-	-	227	203	-	-
Canada	-	-	-	-	92	64	-	-	92	64	-	-
Total	1	1	-	-	318	266	-	-	319	267	-	-

2023
USA	-	-	-	-	215	168	-	-	215	168	-	-
Canada	-	-	-	-	125	96	-	-	125	96	-	-
Total	-	-	-	-	340	264	-	-	340	264	-	-

2022
USA	-	-	-	-	194	153	-	-	194	153	-	-
Canada	4	3	-	-	65	52	-	-	69	55	-	-
Total	4	3	-	-	259	205	-	-	263	208	-	-

(1)
“Gross” wells are the total number of wells in which the Company has a working interest.
(2)
“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.

Drilling and other exploratory and development activities (1, 2)

The following table summarizes the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion by geographic area as of December 31, 2024.

	Wells in the Process of Drilling or in Active Completion				Wells Suspended or Waiting on Completion (3)
	Exploratory		Development		Exploratory		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
USA	-	-	28	27	-	-	43	39
Canada	-	-	9	5	-	-	18	11
Total	-	-	37	32	-	-	61	50

(1)
“Gross” wells are the total number of wells in which the Company has a working interest.
(2)
“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)
Wells suspended or waiting on completion include exploratory and development wells where drilling has occurred.

Oil and natural gas properties, wells, operations, and acreage

The following table summarizes the number of producing wells and wells mechanically capable of production by geographic area as of December 31, 2024.

Productive Wells (1, 2)	Oil (3)		Natural Gas (4)		Total
	Gross	Net	Gross	Net	Gross	Net
USA	6,131	3,759	170	106	6,301	3,865
Canada	8	6	2,034	1,566	2,042	1,572
Total	6,139	3,765	2,204	1,672	8,343	5,437

(1)
“Gross” wells are the total number of wells in which the Company has a working interest.
(2)
“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)
Includes 4 gross oil wells (4 net oil wells) containing multiple completions.
(4)
Includes 375 gross natural gas wells (296 net natural gas wells) containing multiple completions.

The following table summarizes the Company’s developed, undeveloped and total landholdings by geographic area as of December 31, 2024.

Landholdings (1 - 8)		Developed		Undeveloped		Total
(thousands of acres)		Gross	Net	Gross	Net	Gross	Net
United States
	— Freehold	845	586	31	22	876	608
	— Federal	21	7	17	14	38	21
	— Fee	59	13	230	89	289	102
	— Tribal/Allotted	74	71	18	16	92	87
	— State	28	27	7	7	35	34
Total United States		1,027	704	303	148	1,330	852
Canada
	— Crown	614	398	905	575	1,519	973
	— Freehold	13	6	23	12	36	18
	— Fee	1	1	3	3	4	4
Total Canada		628	405	931	590	1,559	995
Total		1,655	1,109	1,234	738	2,889	1,847

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
(8)
Developed acreage refers to the number of acres which are allocated or assignable to producing wells or wells capable of production. Acreage included in spacing units of infill wells is classified as developed acreage at the time production commences from the initial well in the spacing unit.

Of the total 1.8 million net acres, approximately 1.7 million net acres is held by production. The table above includes acreage subject to leases that will expire over the next three years: 2025 - approximately 27,000 net acres; 2026 ‑ approximately 7,000 net acres; and 2027 - approximately 5,000 net acres, if the Company does not establish production or take any other action to extend the terms. For acreage that the Company intends to further develop, Ovintiv will perform operational and administrative actions to continue the lease terms that are set to expire. As a result, it is not expected that a significant portion of the Company’s net acreage will expire before such actions occur.

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

DELIVERY AND TRANSPORTATION COMMITMENTS

Market optimization activities are undertaken to facilitate the sale of the Company’s proprietary production and enhancing the associated netback price. In marketing its production, Ovintiv looks to minimize market related curtailment, maximize realized prices and manage concentration of credit-risk exposure. Market optimization activities include third-party purchases and sales of product to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification.

Ovintiv’s produced oil, NGLs and natural gas, are primarily marketed to refiners, local distributing companies, energy marketing companies and aggregators. Prices received by Ovintiv are based primarily upon prevailing market index prices in the region in which it is sold. Prices are impacted by regional and global supply and demand and by competing fuels in such markets.

Ovintiv’s oil production is sold under short-term and long-term contracts that range up to two years or under dedication agreements, for which prices received by Ovintiv are based primarily upon the prevailing index prices in the relevant region where the product is sold. The Company also has firm transport contracts to deliver oil to other downstream markets. Ovintiv’s NGLs production is sold under evergreen contracts and short-term contracts that range up to one year, or under dedication arrangements at the relevant market price at the time the product is sold. Ovintiv’s natural gas production is sold under short-term and long-term delivery contracts with terms ranging up to one year in duration, at the relevant monthly or daily market price at the time the product is sold. The Company also has firm transport contracts to deliver natural gas production to other downstream markets, including Dawn and Chicago.

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

The Company enters into various contractual agreements to sell oil, NGLs and natural gas, some of which require the delivery of fixed and determinable quantities. As of December 31, 2024, the Company was committed to deliver approximately 18.9 MMbbls of oil and NGLs and approximately 35.5 MMcf of natural gas in the USA Operations and approximately 7.8 MMbbls of oil and NGLs and approximately 66.9 MMcf of natural gas in the Canadian Operations with varying contract terms.

Certain transportation and processing commitments result in the following financial commitments:

($ millions)	1 Year	2-3 Years	4-5 Years	> 5 years	Total
Transportation & Processing
USA Operations
Oil & NGLs	58	118	15	-	191
Natural Gas	51	119	90	114	374
Total USA Operations	109	237	105	114	565

Canadian Operations
Oil & NGLs	76	131	74	81	362
Natural Gas	470	826	653	1,588	3,537
Total Canadian Operations	546	957	727	1,669	3,899
Total USA and Canadian Operations	655	1,194	832	1,783	4,464

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

MAJOR CUSTOMERS

In connection with the marketing and sale of the Company’s oil, NGLs and natural gas production and purchased product for the year ended December 31, 2024, the Company had one customer, which individually accounted for more than 10 percent of the Company’s consolidated revenues (2023 and 2022 - one customer). Ovintiv does not believe that the loss of any single customer would have a material adverse effect on the Company’s financial condition or results of operations. Further information on Ovintiv’s major customers is found in Note 2 to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

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

HUMAN CAPITAL

Ovintiv strives to be one of the most competitive energy companies in North America, bringing together the brightest minds and best technologies to fuel innovation and maximize operational performance and results. Ovintiv has a history of hiring top industry talent and recruiting individuals from within and outside of the oil and natural gas industry who will thrive in the Company’s unique culture. The Company’s core values of one, agile, innovative and driven, along with its foundational values of integrity, safety, sustainability, trust and respect guide behavior and define what Ovintiv expects of its employees in the workplace. These values support the Company’s corporate strategy and organizational priorities and reflect the Company’s culture. The Company’s Board chair and the Human Resources and Compensation Committee provide strategic oversight to key social issues that affect Company culture as well as the compensation program and its alignment with the Company’s strategic and business objectives, shareholder interests and governance developments. Ovintiv is committed to fair labor practices in its operations and adherence to all applicable workplace and employment standards.

As of December 31, 2024, the Company employed 1,623 employees. The following table outlines our employees by geographic area.

Employees
U.S.	925
Canada	698
Total	1,623

The Company also engages a number of contractors and service providers.

Employee Development and Retention

Ovintiv’s success is the direct result of a talented workforce and the Company’s approach to idea sharing and collaborative work to achieve company goals. Ovintiv’s culture is defined by continuous innovation, promoting internal collaboration as a way for employees to implement successful strategies and best practices across the Company’s business. Opportunities are provided for Ovintiv’s employees to further develop leadership, technical and business skills through on-the-job work experiences and job rotations, development opportunities, networking and mentoring, as well as formal learning programs and instructor led workshops. The Company also offers new graduate and intern opportunities in both technical and professional disciplines to support the recruitment of top talent, hiring an average of 23 new graduates and 51 interns per year over the past three years. In addition, the Company has a robust approach to succession planning for key personnel which assesses the competencies, experience, leadership capabilities, and development opportunities of identified succession candidates.

Ovintiv’s compensation and benefits program is designed to attract and retain the talent necessary to achieve the Company’s business strategy by rewarding individual performance as well as company performance. The Company’s compensation model is tied to financial, operational and environmental metrics that align to Ovintiv’s strategic plan. In addition, the compensation philosophy is anchored by two key objectives: a) delivering competitive base salaries and benefits and b) rewarding short and long-term performance through the grant of an annual cash bonus and long-term incentive awards (“LTI awards”). LTI awards are primarily performance-based and are designed to incentivize delivery of the Company’s strategy and long-term value creation with the payout of these awards correlating to Ovintiv’s stock price performance. Settlement of certain awards can be either in shares of common stock or cash at the discretion of the Human Resources and Compensation Committee. See Note 22 Compensation Plans and Note 23 Pensions and Other Post-Employment Benefits to Ovintiv’s audited Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

As of December 31, 2024, the average tenure of our employees is over nine years, and voluntary turnover is approximately four percent.

Inclusive Workforce

The Company fosters a culture of equity and inclusion, believing that diverse perspectives and experience enhance Ovintiv’s overall effectiveness and performance. The Company’s approach to building an inclusive workforce is nested within the Company’s social commitment. The Company takes an integrated approach to this work by inviting perspectives from various internal functions in order to amplify the impact. Ovintiv has an employee resource group called Leveraging Inclusion, Networking and Knowledge, which helps provide opportunities for all employees to engage, collaborate, learn and grow, in addition to fostering an environment where diverse perspectives are celebrated.

Ovintiv strives to provide equity of opportunity in recruitment, career development, promotion, training and rewards for its employees.

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

As a result, certain safety metrics are included in the Company’s scorecard and are tied into the Company’s compensation program. Environmental, Health and Safety (“EH&S”) metrics reflected in the scorecard include Injury Severity, Total Recordable Injuries Frequency, Spill Intensity, GHG Intensity, all of which are described in the Proxy Statement relating to the Company’s 2024 annual meeting of shareholders.

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

In addition, former President Biden and certain members of his administration have expressed support for, and have taken steps to implement, additional regulation of oil and gas leasing and permitting on federal lands. As a result, in June 2024, a new rule became effective, known as the “Fluid Mineral Leases and Leasing Process” rule, which modernizes the BLM’s oil and gas leasing program. The rule largely implements the reform agenda from the Department of the Interior’s “Report on the Federal Oil and Gas Leasing Program”, and its response to recommendations for improvement from the Government Accountability Office and the Department of the Interior’s Office of Inspector General. The rule updated royalty rates, rental rates, and minimum bids on BLM-managed public lands; and modernized bonding requirements for leasing, development and production. These additional restrictions or burdens on our ability to operate on federal lands could adversely impact our business in areas where we operate under federal leases.

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

The royalty calculation in Canada is a significant factor in the profitability of Canadian oil and natural gas production. Oil and natural gas crown royalties are determined by provincial and territorial government regulation and are generally calculated as a percentage of the value of the gross production, net of allowed deductions. The royalty rate is dependent in part on prescribed reference prices, well productivity, geographical locations, recovery methods, as well as type and quality of the hydrocarbon produced. For pre-payout oil and natural gas projects, the regulations prescribe lower royalty rates for oil and natural gas projects until allowable incentive programs have been depleted and capital costs have been recovered. The calculation for wells post payout is based on a percentage of production net of allowed deductions and varies with commodity price. The Province of British Columbia introduced a new oil and gas royalty framework which will take effect January 1, 2027. The proposed new framework is based on revenue-minus-cost royalty system with price-sensitive royalty rates designed to reflect the value of the resource and achieve a return of 50 percent of profits after production cost are accounted for. New wells will pay a flat royalty rate of five percent until the capital spent on drilling and completions is recovered, then they will move to a price-sensitive royalty rate (between five percent and 40 percent). The specific range of price sensitivity varies by commodity type. New wells drilled after September 1, 2024, are subject to a transition system where new oil wells spud will be subject to a five percent royalty rate for the first six production months after which these wells will revert and pay royalties under the current royalty system. New gas wells are subject to a five percent royalty rate for the first 12 production months after which period the wells are evaluated and categorized based on a ratio of petroleum to raw wellhead natural gas produced during the period. The condensate ratio will determine how soon the royalty rate reverts to the current royalty system, as such the five percent rate period could last up to 17 months.

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

In 2019, the Canadian government implemented a new environmental assessment framework in Canada under Bill C‑69, the Federal Impact Assessment Act (“IAA”), which may impact the way large energy projects are approved. Though the Company does not typically own, operate, permit or construct projects which fall under the scope of the IAA, some of the Company’s business may rely on these projects owned, operated, permitted and constructed by others. Subsequently, in October of 2023, the Supreme Court of Canada ruled that many parts of the Impact Assessment Act and subsequent regulations were unconstitutional and overreaching. The Supreme Court decided that a province, not the federal parliament, decides when such developments are in the public interest. The federal parliament does not have a veto over provincially regulated activities, including developments within a province related to conventional oil and gas, oilsands (mining and in-situ), hard rock mining, coal and other similar non-renewable resource developments. In April 2024, amendments to the federal IAA were released receiving royal assent in June 2024. The amendments are intended to ensure the IAA is more efficient and constitutionally sound, and are aimed to address the Supreme Court’s concerns, including by clarifying that an impact assessment is only required when a project may have adverse effects within federal jurisdiction and promotes substitution of the federal impact assessment process with other equivalent provincial assessment processes.

A historic Supreme Court of British Columbia decision in mid-2021 which declared, among other things, that the province of British Columbia has unjustifiably infringed on the rights of the Blueberry River First Nation (“BRFN”) by permitting the cumulative impacts of industrial development (activities which include forestry, mining, oil and natural gas, agriculture, land clearing, hydroelectric infrastructure, roads and other industrial developments) to diminish the BRFN’s ability to meaningfully exercise its treaty rights within an area comprising approximately 9,400,000 acres in northeast British Columbia. This has impacted regulatory processes and timelines for natural resource development in northeast British Columbia, however the province of British Columbia subsequently reached agreements with BRFN and five other Treaty 8 First Nations in 2023 which improved permitting outcomes in the region. These agreements were negotiated to advance a collaborative approach to land and resource planning and the province has indicated that agreements with the remaining two Treaty 8 First Nations are moving towards a resolution. The agreements will transform how the province and First Nations steward land, water and resources together, and address cumulative effects in BRFN’s Claim Area through restoration measures to heal the land, establish new areas protected from industrial development, and constrain development activities while a new long-term cumulative effects management regime is implemented. More importantly, the new development constraints are land disturbance focused and are not intended to cap or constrain production. The new requirements do not apply to existing production, to private lands, or to lands outside of the claim area identified in the court case. However, authorizations on private lands will be subject to an enhanced Indigenous consultation process. Ovintiv’s landholdings in Montney that are located in northeast British Columbia are within the ‘Blueberry Claim Area’ subject to the agreement, however, the majority of the Company’s current land holdings and operations are on private land. While it is not anticipated the new agreements will materially impact the Company’s development plans in Montney, final details of the agreements have yet to be released. Should the agreements impose new, onerous approval requirements, the Company may be unable to conduct exploration and development activities on a portion of its landholdings in Montney that are located within northeast British Columbia.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers are set out in the table below:

Name	Age (1)	Years Served as Executive Officer	Corporate Office

Brendan M. McCracken	49	6	President & Chief Executive Officer
Corey D. Code	51	6	Executive Vice-President & Chief Financial Officer
Meghan N. Eilers	43	3	Executive Vice-President, Midstream & Marketing & General Counsel
Gregory D. Givens	51	6	Executive Vice-President & Chief Operating Officer
Rachel M. Moore	53	5	Executive Vice-President, Corporate Services

(1)
As of February 21, 2025.

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

Ms. Eilers was appointed Executive Vice-President, Midstream & Marketing & General Counsel in March 2022. Ms. Eilers joined the Company in 2019, serving as Vice-President, Legal Operations. Prior to joining the Company, Ms. Eilers served as the Assistant General Counsel at Newfield Exploration from 2018 to 2019, and served in various legal roles, including Managing Counsel – Domestic Operations, at Noble Energy, Inc. from 2007 to 2018.

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

The following risk factors should be read in conjunction with the other information contained herein, including the consolidated financial statements and the related notes. Unless the context requires otherwise, “we,” “us,” “our” and “Ovintiv” refer to Ovintiv Inc. and its subsidiaries.

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
•
volatility and trading patterns in the commodity futures market, including trading by commodity price speculators and others;
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

•
the price and availability of, and demand for, alternative sources of energy (including coal, biofuels, nuclear, hydroelectric, solar and wind);
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

Prices for oil, NGLs and natural gas are particularly sensitive to actual and perceived threats to geopolitical stability and to changes in production from OPEC+ member states. For example, the ongoing conflict between Russia and Ukraine, and the continuation of, or any increase in the severity of, this conflict or conflict in the Gaza region, has led and may continue to lead to an increase in the volatility of global oil and gas prices.

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

The trading price of our securities, including our common stock, may be volatile. The value of an investment in our securities may decrease or increase abruptly, and such volatility may bear little or no relation to our financial or operational performance. The price of our securities may fall in response to market appraisal of our strategy or if our results of operations and/or prospects are below the expectations of market analysts or stakeholders, as well as a result of the factors described above under “A substantial or extended decline in oil, NGLs or natural gas prices, or a substantial increase in oil, NGLs and natural gas price differentials, could have a material adverse effect on our business, financial condition, results of operations and the trading prices of our securities”. In addition, equity and debt markets have, from time to time, experienced significant price and volume fluctuations that have affected the market price of securities, and may, in the future, experience similar fluctuations which may be unrelated to our operating performance and prospects but nevertheless affect the price of our securities. Broad equity and debt market fluctuations resulting from general economic and industry-specific conditions, as well as our ability to meet or exceed market expectations, may materially and adversely affect the trading prices of our securities, including our common stock.

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

Historically, acquisitions of oil and natural gas properties, including through acreage trades, farm-ins and asset- or corporate-level acquisitions, have contributed to our growth. This includes our recent acquisition of Montney assets in Alberta from Paramount Resources Ltd. Acquisition opportunities in the oil and natural gas industry are inherently competitive, which can increase the cost of, or cause us to refrain from, completing acquisitions. The success of any acquisition will depend on several factors and involves potential risks and uncertainties, including, among other things:

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
•
the impact to existing shareholders of the issuance of equity to finance the acquisition;
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

Indigenous peoples have claimed indigenous treaty, title and other rights in respect of areas within the United States and Canada. The legal basis of an indigenous land claim, such as the BRFN case in 2021, is a matter of considerable legal complexity and we cannot predict the impact of such a claim, or the possible effects of a settlement of such claim, with any degree of certainty. In addition, no assurance can be given that any recognition of indigenous rights or claims whether by way of a negotiated settlement or by judicial pronouncement (or through the grant of an injunction prohibiting exploration, development or production activities pending resolution of any such claim) would not delay or even prevent our exploration, development and production activities. If a material claim were to arise and be successful, such claim could have a material and adverse effect on our business, financial condition and results of operations. In addition, the process of addressing such claim, regardless of the outcome, could be expensive and time consuming and could result in delays which could have a material and adverse effect on our business, financial condition and results of operations. For more information on the BRFN case refer to “Regulatory Matters” under Items 1 and 2 of this Annual Report on Form 10-K.

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

Emissions - Greenhouse gases (which include, among other things, methane, carbon dioxide, nitrous oxide and various fluorinated gases; “GHGs”) are typically emitted throughout all phases of the oil and natural gas supply chain, including production, transportation, processing, refining and storage operations. Additionally, although beyond our control, end user consumption of oil and natural gas in activities such as power generation and motorized transportation also results in GHG emissions. In the United States, the EPA under the Biden Administration determined that GHG emissions present a danger to public health and the environment and has adopted Environmental Regulations that, among other things, restrict GHG emissions and require the monitoring and annual reporting of GHG emissions from specified sources. For example, in 2024, the EPA finalized the New Source Performance Standard Subpart OOOOb, which will impose more stringent methane and volatile organic compound emission standards for new, modified or reconstructed sources in the oil and natural gas industry. The EPA also finalized New Source Performance Standard Subpart OOOOc, which create, for the first-time, emission guidelines for existing oil and natural gas sources included in individual states’ implementation plans. These Subpart OOOOb and OOOOc standards expand upon previously issued New Source Performance Standards, Subpart OOOO and Subpart OOOOa published by the EPA in 2012 and 2016, respectively. Furthermore, in November 2022, the BLM proposed regulations limiting the waste of natural gas from venting, flaring and leaks during operations on existing and new federal and tribal leases. In addition, in August 2022, former President Biden signed the IRA creating a first-ever, phased-in methane fee (also known as the waste emission charge) that applies to certain oil and gas facilities. The first anticipated methane fee is due in 2025 for reporting year 2024. These and other Environmental Regulations that went into effect under the Biden Administration may be modified or reversed under the Trump Administration.

In December 2023, the Government of Canada published draft amendments to the federal regulations respecting reduction in the release of methane and certain volatile organic compounds concerning the upstream oil and gas sector. If implemented, the amendments would require the oil and gas sector to achieve a 75 percent reduction in methane emissions from 2012 levels by 2030. The draft amendments would, among other things, prohibit flaring and venting with limited exceptions, require high levels of equipment efficiency and require inspections for all producing and non-producing wells. Alberta and British Columbia have equivalency agreements in place with the Government of Canada, such that the current federal methane regulations generally do not apply in these provinces. However, in the event that the draft amendments are passed, regulatory changes in Alberta and British Columbia may be required to maintain equivalency. Publication of the finalized amendments is expected in 2025 and new requirements would come into force between 2027 and 2030. In December 2023, the Government of Canada announced plans to implement a national emissions cap-and-trade system for GHG emissions from the oil and gas sector through regulations to be made under the Canadian Environmental Protection Act, 1999 ("CEPA"). The cap-and-trade system is expected to be phased in between 2026 and 2030 and apply to, among other things, all direct GHG emissions from upstream oil and gas facilities, while also accounting for indirect emissions and emissions that are captured and permanently stored. It is currently proposed that the 2030 emissions cap (which will inform the number of emission allowances issued to regulated facilities) will be set at 35 percent to 38 percent below 2019 emission levels. The regulatory framework was published in December 2023 and was open for comment until February 2024. The draft regulatory framework was published in November of 2024 and the Government of Canada has stated it will continue to deliberate to inform the final regulations, which will be published in 2025.

In June 2024, the Government of Canada passed amendments to the Competition Act which outlined new provisions aimed at preventing greenwashing. These provisions require that companies be able to substantiate environmental claims made to promote a product or business interest. The Competition Bureau released draft guidelines in December 2024 to provide clarity on compliance, and they are open for comment until the end of February 2025. This may increase Ovintiv’s exposure to claims of greenwashing by third party organizations.

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

The U.S. and Canadian federal governments, along with several provincial and state governments, have also announced intentions to adhere to certain international protocols regarding GHG emissions and regulate GHGs and certain air pollutants. In addition to federal action, many state and provincial officials have stated their intent to intensify efforts to regulate GHG emissions, including methane, from the oil and natural gas industry. These governments are currently developing and/or implementing regulatory and policy frameworks to deliver on their announcements. For example, in Canada, the Government of Canada (a) has committed to cutting Canada’s net GHG emissions by 40-45 percent below 2005 levels by 2030 in accordance with its pledge under the Paris Agreement; (b)

is gradually raising the federal carbon tax to C$170/tonne CO2e by 2030; and (c) has announced its intention to impose a hard cap on GHG emissions from the oil and natural gas industry, seek to reduce methane emissions from the oil and natural gas industry by 75 percent below 2012 levels by 2030 and ensure GHG emission reductions are on a pace and scale sufficient to reach net-zero by 2050. In November 2021, the Unites States, Canada, and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30 percent by 2030, and cooperating toward the advancement of the development of clean energy. Similar regulatory and policy framework efforts were committed to at the 2023 UN Climate Change Conference (COP28) in late 2023. We actively participate in certain provincial industrial emission programs offered by both Alberta and British Columbia that allow for the generation of offsets and other rebates to incentivize emission reduction projects and mitigate carbon tax costs. We expect to continue to be able to utilize these provincial programs in the future to migrate our carbon tax costs.

Hydraulic Fracturing Operations - Certain governments in jurisdictions where we do not currently operate have considered or implemented moratoriums on hydraulic fracturing until further studies can be completed and some governments have adopted, and others have considered adopting, Environmental Regulations that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing operations or result in an outright ban of hydraulic fracturing in oil and natural gas operations.

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

We are subject to risks and uncertainties arising from changing weather conditions as well as government, investor and consumer action in response to concerns over climate change and the transition to a lower-carbon economy that could reduce demand for the oil, NGLs and natural gas we produce; increase our operating costs; and limit the areas in which we may explore for, develop, and produce oil, NGLs and natural gas.

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

Given the dynamic nature of the Company’s business, the Company performs scenario analyses with five-year time horizons. When analyzing longer-term scenarios, we rely on external analysis for demand scenarios, carbon pricing, and comparison-pricing scenarios, which are then compared to our internally prepared base-case pricing analysis. Given the numerous estimates that are required to run these scenarios, our estimates could differ materially from actual results. Additionally, the scenario analyses we currently perform may not be comparable to scenario analyses performed by our peers or frameworks established as a result of any future regulatory requirements. By electing to set and share publicly these metrics in our sustainability report and our commitment to expand upon its disclosures, our business may also face increased scrutiny related to sustainability initiatives.

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

We may face increased scrutiny from the investment community, other stakeholders and the media related to our emissions goals and strategies. As a result, we could damage our reputation if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these metrics, expanding our disclosures, or our failure or perceived failure to meet such metrics or disclosures could adversely affect our business, financial performance, and growth. If our emissions goals and strategies to achieve them do not meet evolving investor or other stakeholder expectations or standards, our reputation, ability to attract and retain employees and attractiveness as an investment, business partner or acquirer could be negatively impacted. At the same time, some stakeholders and regulators in the United States have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability matters, including the enactment or proposal of “anti-ESG” legislation or policies. As a result, our sustainability practices and disclosures may be subject to increased scrutiny and may not satisfy all stakeholders.

Additionally, concerns over climate change and other sustainability matters have resulted in, and are expected to continue to result in, the adoption of regulatory requirements such as Canada’s Fall Economic Statement Implementation Act, which could increase our compliance burden and costs. Our failure or perceived failure to fulfill emissions goals and targets, to comply with ethical or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters effectively could have the same negative impacts and further expose us to government enforcement actions and private litigation. Even if we achieve our goals, targets and objectives, we may not realize all of the benefits that were expected at the time the goals were established.

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

As of December 31, 2024, we had outstanding long-term unsecured senior notes of $5,476 million and our revolving credit facilities remain unused. The terms of our various financing arrangements, including but not limited to the indentures relating to our outstanding senior notes and the credit agreements relating to our revolving credit facilities, impose restrictions on our ability to take a number of actions that we may otherwise desire to take, including incurring additional debt (including guarantees of indebtedness) and selling or creating liens on certain assets.

Our level of indebtedness could affect our operations by:

•
requiring us to dedicate a portion of our cash flows from operations to service indebtedness, thereby reducing the availability of cash flow for other purposes, including share buybacks;
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

Although we currently intend to return capital to shareholders in the form of (a) a base quarterly cash dividend; (b) variable cash dividends; and/or (c) repurchases of our outstanding common stock (commonly known as share buybacks), the amount and timing of these returns of capital to shareholders may vary from time to time. The decision whether to return capital to shareholders, as well as the timing and amount of any return of capital to shareholders, is subject to the discretion of the Board of Directors, which regularly evaluates our proposed capital returns to shareholders and the requirements, if any, under Delaware General Corporation Law (“DGCL”). Additionally, in the case of share buybacks, we may be limited in our ability to repurchase shares of our common stock by various governmental laws, rules and regulations which prevent us from purchasing our common stock during periods when we are in possession of material non-public information. Our repurchases may also be impacted by a one percent excise tax on corporate stock repurchases under the IRA. The level of dividends per share of common stock will also be affected by the number of outstanding shares of our common stock and our other securities that may be entitled to receive cash dividends or other payments.

The amount of cash available to return to shareholders, if any, can vary significantly from period to period for a number of reasons, including, among other things: our operational and financial performance; fluctuations in the costs to produce oil, NGLs and natural gas; the amount of cash required or retained for debt service or repayment; amounts required to fund acquisitions, capital expenditures and working capital requirements; our ability to access capital markets; foreign currency exchange rates and interest rates; any agreements relating to our indebtedness that restrict our ability to return capital to shareholders and the other risks set forth in this Item 1A. Risk Factors of this Annual Report on Form 10‑K. The trading price of our securities, including our common stock, may deteriorate if we are unable to meet investor expectations with respect to the timing and amount of capital returns to shareholders, and such deterioration may be material.

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

We are incorporated in the State of Delaware and our principal place of business is in the United States. Most of our directors and officers are residents of the United States and many of the experts who provide us with services are residents of the United States. Additionally, a majority of our oil and natural gas assets and production are located in the United States. It may be difficult for our shareholders in Canada or other non-U.S. jurisdictions (each a “Foreign Jurisdiction”) to (a) effect service of process within such Foreign Jurisdiction upon Ovintiv or certain of our directors, officers and representatives of experts who are not residents of the Foreign Jurisdiction (together, “Non-Residents”) and (b) enforce the judgments of courts in an applicable Foreign Jurisdiction against Ovintiv and other Non-Residents based upon liability under the laws of such Foreign Jurisdiction, including the securities laws of any province within Canada.

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

We have become increasingly dependent upon information technology systems to conduct our daily operations. We depend on a variety of information technology systems to estimate oil, NGLs and natural gas reserve quantities; process and record financial and operating data; analyze seismic and drilling information; and communicate with employees and third-party partners. This growing dependence on technology is accompanied by a greater sensitivity to cyber-attacks and information systems breaches. Unauthorized access to information systems by employees or third parties could corrupt or expose confidential, fiduciary, or proprietary information; interrupt our communications or operations; disrupt our business activities; or interfere with our competitive position. Cybersecurity threat actors are becoming more sophisticated and coordinated in their attempts to access a company’s information technology systems and data, including the information technology systems of cloud providers. Furthermore, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine or conflict in the Gaza region, may further heighten the risk of cybersecurity attacks. In addition, our vendors, suppliers and other business partners may separately suffer disruptions as a result of such security breaches which may directly or indirectly affect our business activities or our competitive position.

To protect our information assets and systems, we apply technical and process controls; however, there can be no assurances that the procedures and controls that we implement will be sufficient to protect such information assets and systems. Such controls may not adequately prevent cyber-security breaches and we may not adopt all controls utilized by our peers. Moreover, we have no control over the information technology systems of our customers, suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time. Even when an incident has been detected, it is not always immediately apparent what the full nature and scope of any potential harm may be, or how best to remediate it. As cyber-attacks continue to evolve, we may be required to expend additional resources to investigate, mitigate and remediate any potential vulnerabilities. We may also be subject to regulatory investigations or litigation relating to cyber-security issues.

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

Management

The Company’s Cybersecurity Group coordinates with business and legal functions to assess and manage the Company’s risks from cybersecurity threats, including those relating to information systems owned or operated by third parties that are used by the Company. The Cybersecurity Group is led by the Director, Cybersecurity (the “Cybersecurity Director”). The Cybersecurity Director has extensive cybersecurity knowledge and skills gained from over 30 years of relevant work experience. The Cybersecurity Director is a Certified Information Systems Auditor, Chartered Professional Accountant and a Certified Fraud Examiner.

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

The Cybersecurity Group reports to the CIO, who reports to the Executive Vice-President, Corporate Services. The CIO is responsible for overseeing the Company’s information technology and cybersecurity, and, in conjunction with executive leadership, regularly reviews risk management measures implemented by the Company to identify and mitigate cybersecurity risk. The CIO receives reports from the Cybersecurity Group regarding cybersecurity matters on an ongoing basis and administers the Company’s Cybersecurity Incident Response Program. The CIO is primarily responsible for reporting cybersecurity matters, including cybersecurity incidents, to executive leadership and the Audit Committee. The CIO has 30 years of relevant information technology work experience with 10 years of cybersecurity oversight at the Company and elsewhere.

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

Item 3. Legal Proceedings

Ovintiv is involved in various legal claims and actions arising in the normal course of the Company’s operations. Although the outcome of these claims cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on Ovintiv’s financial position, cash flows or results of operations. If an unfavorable outcome were to occur, there exists the possibility of a material impact on the Company’s consolidated net earnings or loss for the period in which the effect becomes reasonably estimable. See Item 1A. Risk Factors of this Annual Report on Form 10-K, “We currently are, and from time to time in the future may be, subject to claims, litigation, administrative proceedings and regulatory actions that may not be resolved in our favor”.

In July 2020, the Company received a Notice of Violation (“NOV”) from the EPA and the Utah Department of Environmental Quality, Division of Air Quality (“UDAQ”). The NOV alleges violations under the federal Clean Air Act, the State of Utah’s State Implementation Plan, and the State of Utah’s air quality regulations for the oil and natural gas industry, at certain of the Company facilities located in the Uinta Basin. The Company exchanged information with the EPA and UDAQ and engaged in discussions aimed at resolving the allegations. On January 6, 2025, the United States District Court for the District of Utah approved a settlement and consent decree resolving the matter. The Company paid $5.5 million under the terms of the settlement and consent decree.

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

Shareholders

The Company is authorized to issue up to 775,000,000 shares of stock consisting of: (a) 750,000,000 shares of common stock, par value $0.01 per share, and (b) 25,000,000 shares of preferred stock, par value $0.01 per share. As of February 21, 2025, there were 260,324,464 shares of common stock outstanding held by 4,650 shareholders of record, and no shares of preferred stock outstanding.

Capital Return Information

In 2024, the Company paid a quarterly dividend of $0.30 per share of common stock (2023: $0.25 per share of common stock for the first quarter and $0.30 per share of common stock for each of the second, third and fourth quarters) and $1.20 per share of common stock annually (2023: $1.15 per share of common stock annually). On February 26, 2025, the Board of Directors declared a dividend of $0.30 per share of Ovintiv common stock payable on March 31, 2025, to common shareholders of record as of March 14, 2025. The Company typically pays dividends quarterly to shareholders of record as of the 15th day (or the previous business day) of the last month of each calendar quarter, with the last business day of the same month being the corresponding payment date; however, the timing and amount of dividends, if any, is subject to the discretion of the Board of Directors.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PERSONS

On September 26, 2024, Ovintiv announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock pursuant to a NCIB over a 12-month period from October 3, 2024 to October 2, 2025. The number of shares of common stock authorized for purchase represents approximately 10 percent of Ovintiv's issued and outstanding shares of common stock as of such time.

During the three months ended December 31, 2024, the Company made no purchases of equity securities.

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

The following graph compares the cumulative five-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the S&P 400 and the SPDR Oil & Gas Exploration & Production ETF (“XOP U.S. Equity”). The graph was prepared assuming $100 was invested on December 31, 2019 in the Company’s common stock, the S&P 400 and the XOP U.S. Equity, and dividends have been reinvested subsequent to the initial investment. The graph is included for historical comparative purposes only and should not be considered indicative of future performance.

Comparison of 5-Year Cumulative Total Return Among

Ovintiv, the S&P 400 and XOP U.S. Equity

(US$100 Invested in Base Period)

300
250
200
150
100
50
-
2019
2020
2021
2022
2023
2024
OVV
XOP
S&P 400

Fiscal Year Ended December 31	2019	2020	2021	2022	2023	2024
Ovintiv	$100.00	$65.19	$155.40	$238.24	$212.18	$201.11
XOP U.S. Equity	100.00	63.69	106.21	154.35	159.83	158.18
S&P 400	100.00	113.65	141.76	123.19	143.38	163.30

Item 6. [Reserved]

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s consolidated 2024 results and year-over-year comparisons between 2024 and 2023 results. This MD&A should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2024 (“Consolidated Financial Statements”), which are included in Item 8 of this Annual Report on Form 10-K. Discussion and analysis of 2022 results and year-over-year comparisons between 2023 and 2022 results that are not included in this Form 10-K, can be found in Item 7 of the 2023 Annual Report on Form 10-K.

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

Ovintiv continually monitors and evaluates changing market conditions to maximize cash flows, mitigate risks and renew its premium well inventory. The Company’s high-quality assets, located in the United States and Canada, form a multi-basin, multi-product portfolio which enables flexible and efficient investment of capital that supports the Company’s strategy.

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

For additional information on Ovintiv’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of this Annual Report on Form 10-K. For additional information on the segmented results, refer to Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K.

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

Highlights

During 2024, the Company focused on executing its capital investment plan aimed at maximizing profitability through operational and capital efficiencies, and delivering cash from operating activities.

The Company had lower upstream product revenues in 2024 compared to 2023, which primarily resulted from lower average realized natural gas prices, excluding the impact of risk management activities, partially offset by higher total production volumes. Decreases in average realized natural gas prices of 38 percent, were primarily due to lower benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments and Subsequent Events

•
On January 31, 2025, the Company closed its previously announced acquisition of certain Montney assets from Paramount Resources Ltd. (“Paramount”), in an all-cash transaction of approximately $2.307 billion (C$3.325 billion) before closing adjustments (“Montney Acquisition”). The acquisition will add approximately 109,000 net acres in the core of the liquids-rich Alberta Montney. The transaction had an effective date of October 1, 2024.
•
On January 22, 2025, the Company closed its previously announced divestiture of substantially all of its Uinta assets, comprising approximately 126,000 net acres in the Uinta Basin of Utah, to FourPoint Resources, LLC, for approximately $2.0 billion before closing adjustments. The transaction had an effective date of October 1, 2024.
•
On September 26, 2024, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock over a 12-month period from October 3, 2024 to October 2, 2025. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float as at September 20, 2024. In conjunction with the announced transactions discussed above, the Company has temporarily paused its share buyback program, starting in October 2024, and expects to resume the buybacks in the second quarter of 2025.

Financial Results

•
Reported net earnings of $1,125 million, or $4.21 per share diluted, including a non-cash ceiling test impairment of $350 million, after tax, or $1.31 per share diluted, and net gains of $156 million, or $0.58 per share diluted, from net settlement proceeds related to previous dispositions of certain legacy assets.
•
Recognized net gains on risk management in revenues of $135 million, before tax.
•
Generated cash from operating activities of $3,721 million and Non-GAAP Cash Flow of $4,042 million. Cash from operating activities exceeded capital expenditures by $1,418 million.
•
Purchased for cancellation, approximately 12.7 million shares of common stock for total consideration of approximately $597 million.
•
Paid dividends of $1.20 per share of common stock totaling $316 million.
•
Had approximately $3.6 billion in total liquidity as at December 31, 2024, which included available credit facilities of $3.5 billion, available uncommitted demand lines of $91 million, and cash and cash equivalents of $42 million.
•
Reported Debt to EBITDA of 1.3 times and Non-GAAP Debt to Adjusted EBITDA of 1.2 times.

Capital Investment

•
Reported total capital spending of $2,303 million, which was within the full year 2024 investment guidance range of approximately $2,275 million to $2,325 million.
•
Focused on highly efficient capital activity to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices, as discussed in the Company Outlook section of this MD&A.

Production

•
Produced average liquids volumes of 302.0 Mbbls/d, which accounted for 52 percent of total production volumes. Average oil and plant condensate volumes of 211.2 Mbbls/d, or 70 percent of total liquids production volumes, exceeded full year 2024 guidance range of 209.0 Mbbls/d to 211.0 Mbbls/d.
•
Produced average natural gas volumes of 1,698 MMcf/d, which accounted for 48 percent of total production volumes. Average natural gas volumes were slightly below the full year 2024 guidance range of 1,700 MMcf/d to 1,715 MMcf/d.
•
Produced average total volumes of 585.0 MBOE/d, which was within full year 2024 guidance range of 583.0 MBOE/d to 587.0 MBOE/d.

Operating Expenses

•
Incurred upstream transportation and processing expenses of $1,553 million or $7.25 per BOE, a decrease of $50 million compared to 2023, primarily due to the impact of new downstream contracts in Uinta, the sale of the Bakken assets in the second quarter of 2023, lower flow-through rates in Montney and lower production volumes in Anadarko. The decrease was partially offset by higher production volumes in Permian, Uinta and Montney, and increased minimum volume commitments associated with certain gathering and processing assets in Montney. Upstream transportation and processing expenses of $7.25 per BOE was below the full year 2024 guidance range of $7.50 per BOE to $8.00 per BOE primarily due to lower than expected natural gas commodity prices. The full year 2024 guidance range was based on commodity price assumptions of $75.00 per barrel for WTI oil and $2.50 per MMBtu for NYMEX natural gas.
•
Incurred upstream operating expenses of $908 million or $4.24 per BOE, an increase of $77 million compared to 2023, primarily due to the Permian Acquisition in the second quarter of 2023, partially offset by the sale of the Bakken assets in the second quarter of 2023. Upstream operating expenses of $4.24 per BOE was slightly below the full year 2024 guidance range of $4.25 per BOE to $4.75 per BOE.
•
Incurred total production, mineral and other taxes of $333 million. This represents approximately 4.5 percent of upstream product revenues which was within the full year 2024 guidance range of four percent to five percent of upstream product revenues. Total production, mineral and other taxes decreased by $9 million compared to 2023, primarily due to the sale of the Bakken assets in the second quarter of 2023, lower production volumes in Anadarko and lower natural gas commodity prices, partially offset by higher production volumes in Permian and Uinta.

Additional information on the items above and other expenses can be found in the Results of Operations section of this MD&A.

During the year ended December 31, 2024, Ovintiv reassessed its reportable segments and reclassified its Market Optimization segment to present the Company’s market optimization activities in their respective USA and Canadian operating segments, which they support (“Segment Reclassification”). Additional information on the Segment Reclassification can be found in Note 2 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2025 Outlook

Industry Outlook

Oil and Natural Gas Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

Oil prices for 2025 are expected to be impacted by the interplay between the pace of global economic growth and demand for oil, OPEC+ and non-OPEC+ production levels and continued supply uncertainties resulting from geopolitical events. Supply and the accumulation of global oil inventories are expected to be impacted by changes in OPEC+ and non-OPEC+ production levels, consumer demand behavior and geopolitical volatility.

Natural gas prices are primarily impacted by structural changes in supply and demand, deviations from seasonally normal weather, as well as volatility in regional markets.

Natural gas prices for 2025 are expected to be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from geopolitical events.

U.S. sanctions and tariffs on certain products could impact supply and demand within global markets and are likely to contribute to commodity price volatility as markets continue to evaluate and respond to these impacts.

Company Outlook

The Company will continue to exercise discretion and discipline, and intends to optimize capital allocation throughout 2025 as the commodity price environment evolves. Ovintiv pursues innovative ways to maximize cash flows, and to reduce operating and administrative expenses.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. The Company enters into derivative financial instruments to mitigate price volatility and provide more certainty around cash flows. As at December 31, 2024, in conjunction with the Company’s Uinta disposition, Ovintiv hedged, on behalf of the purchaser, approximately 11.6 Mbbls/d to 17.6 Mbbls/d of expected oil and condensate production and 14 MMcf/d to 19 MMcf/d of expected natural gas production over three years with terms extending to 2027. Upon closing of the Uinta disposition on January 22, 2025, these risk management contracts were novated to the purchaser.

As at February 14, 2025, the Company has hedged approximately 50.0 Mbbls/d of expected oil and condensate production and 500 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Capital Investment

The Company plans to spend approximately $2,150 million to $2,250 million on its full year 2025 capital investment program, focusing on maximizing returns from high-margin oil and condensate. In 2025, the Company expects to generate cash flows in excess of capital expenditures.

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

Production

In 2025, the Company expects full year average total production volumes of approximately 595 MBOE/d to 615 MBOE/d, including oil and plant condensate production volumes of approximately 202.0 Mbbls/d to 208.0 Mbbls/d, other NGLs production volumes of approximately 87.0 Mbbls/d to 92.0 Mbbls/d and natural gas production volumes of approximately 1,825 MMcf/d to 1,875 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

In 2025, the Company expects to incur full year upstream transportation and processing costs of approximately $7.50 per BOE to $8.00 per BOE, upstream operating expenses of approximately $3.75 per BOE to $4.25 per BOE, and total production, mineral and other taxes of approximately 3.75 to 4.50 percent of upstream revenues.

Additional information on Ovintiv’s 2025 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

Environmental, Social and Governance

Ovintiv recognizes the importance of implementing and maintaining sustainable practices to reduce its environmental footprint. The Company voluntarily participates in emission reduction programs and has adopted a range of strategies to help reduce emissions from its operations. These strategies include incorporating new and proven technologies, optimizing processes in its operations and working closely with third-party providers to develop best practices. The Company continues to look for innovative techniques and efficiencies in support of its commitment to emission reductions.

In May 2024, Ovintiv published its 2023 Sustainability Report. The report highlights the Company’s 2023 environmental, social and governance results, and its progress in emissions intensity reductions with the goal to meet its Scope 1&2 GHG emissions target by 2030. As at the end of 2024, the Company had achieved a greater than 45 percent reduction in the Scope 1&2 GHG emissions intensity from 2019 levels and is on track to meet its emissions intensity reduction target of 50 percent by 2030 measured against the 2019 baseline. Ovintiv remains committed to its GHG emissions reduction target and has tied the target to the Company’s annual compensation program for all employees. In addition, Ovintiv continues to work towards eliminating routine flaring in its operations.

In conjunction with the Company’s strategy, Ovintiv may acquire assets to strengthen its multi-basin portfolio. All acquisitions are thoroughly assessed and evaluated for environmental impacts and alignment with the Company’s GHG emissions target. Ovintiv works to integrate sustainable practices within the acquired operations to support company-wide sustainability objectives.

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

Further information on Ovintiv’s sustainable business practices are outlined in Items 1 and 2 of this Annual Report on Form 10-K, and on the Company’s sustainability website at sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

($ millions)	2024	2023

Product and Service Revenues
Upstream product revenues (1)	$7,350	$7,805
Service revenues (2)	8	7
Total Product and Service Revenues	7,358	7,812

Sales of Purchased Product (1)	1,585	2,849
Gains (Losses) on Risk Management, Net	135	151
Sublease Revenues	74	71
Total Revenues	9,152	10,883

Total Operating Expenses (3)	7,573	8,019
Operating Income (Loss)	1,579	2,864
Total Other (Income) Expenses	228	354
Net Earnings (Loss) Before Income Tax	1,351	2,510
Income Tax Expense (Recovery)	226	425

Net Earnings (Loss)	$1,125	$2,085

(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.
(2)
Service revenues comprise third-party gathering and processing fees.
(3)
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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

(average for the period)	2024	2023

Oil & NGLs
WTI ($/bbl)	$75.72	$77.62
Houston ($/bbl)	77.24	78.95
Edmonton Condensate (C$/bbl)	100.34	103.76

Natural Gas
NYMEX ($/MMBtu)	$2.27	$2.74
AECO (C$/Mcf)	1.44	2.93
Dawn (C$/MMBtu)	2.79	3.15

Production Volumes and Realized Prices

	Production Volumes (1)		Realized Prices (2)
	2024	2023	2024	2023

Oil (Mbbls/d, $/bbl)
USA Operations	167.9	158.8	$73.90	$76.46
Canadian Operations	0.4	0.1	70.38	81.59
Total	168.3	158.9	73.90	76.46

NGLs – Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.2	10.9	57.83	58.53
Canadian Operations	31.7	32.0	71.97	74.52
Total	42.9	42.9	68.28	70.46

NGLs – Other (Mbbls/d, $/bbl)
USA Operations	75.8	74.6	18.02	16.27
Canadian Operations	15.0	15.6	27.45	26.78
Total	90.8	90.2	19.57	18.09

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	254.9	244.3	56.57	57.29
Canadian Operations	47.1	47.7	57.80	58.93
Total	302.0	292.0	56.76	57.55

Natural Gas (MMcf/d, $/Mcf)
USA Operations	537	517	1.62	2.43
Canadian Operations	1,161	1,125	1.73	2.89
Total	1,698	1,642	1.70	2.74

Total Production (MBOE/d, $/BOE)
USA Operations	344.4	330.4	44.39	46.15
Canadian Operations	240.6	235.2	19.67	25.76
Total	585.0	565.6	34.22	37.67

Production Mix (%)
Oil & Plant Condensate	36	36
NGLs – Other	16	16
Total Oil & NGLs	52	52
Natural Gas	48	48

Production Change – Year Over Year (%) (3)
Total Oil & NGLs	3	12
Natural Gas	3	10
Total Production	3	11
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures. See Notes 8 and 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Upstream Product Revenues, Excluding Realized Gains (Losses) on Risk Management

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2023 Upstream Product Revenues (1) (2)	$4,447	$1,110	$598	$1,649	$7,804
Increase (decrease) due to:
Sales prices	(167)	(31)	51	(650)	(797)
Production volumes	279	1	3	60	343
2024 Upstream Product Revenues	$4,559	$1,080	$652	$1,059	$7,350
(1)
Revenues for 2023 exclude certain other revenue and royalty adjustments with no associated production volumes of $1 million.
(2)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.

Oil Revenues

2024 versus 2023

Oil revenues were higher by $112 million compared to 2023 primarily due to:

•
Higher average oil production volumes of 9.4 Mbbls/d increased revenues by $279 million. Higher volumes were primarily due to the Permian assets acquired in the second quarter of 2023 (21.1 Mbbls/d) and successful drilling in Uinta (7.5 Mbbls/d), partially offset by the sale of the Bakken assets in the second quarter of 2023 (9.3 Mbbls/d) and natural declines in Anadarko (8.7 Mbbls/d); and
•
A decrease of $2.56 per bbl, or three percent, in the average realized oil prices which decreased revenues by $167 million. The decrease reflected lower WTI and Houston benchmark prices which were both down two percent and the lower regional pricing relative to benchmark prices.

NGL Revenues

2024 versus 2023

NGL revenues were higher by $24 million compared to 2023 primarily due to:

•
An increase of $1.48 per bbl, or eight percent, in the average realized other NGL prices which increased revenues by $51 million. The increase reflected higher other NGL benchmark prices and higher regional pricing; and
•
A decrease of $2.18 per bbl, or three percent, in the average realized plant condensate prices which decreased revenues by $31 million. The decrease reflected the lower Edmonton Condensate benchmark price which was down three percent.

Natural Gas Revenues

2024 versus 2023

Natural gas revenues were lower by $590 million compared to 2023 primarily due to:

•
A decrease of $1.04 per Mcf, or 38 percent, in the average realized natural gas prices which decreased revenues by $650 million. The decrease reflected lower AECO, NYMEX and Dawn benchmark prices which were down 51 percent, 17 percent and 11 percent, respectively, and lower regional pricing relative to benchmark prices in the USA Operations; and
•
Higher average natural gas production volumes of 56 MMcf/d increased revenues by $60 million. Higher volumes were primarily due to successful drilling in Permian and Montney (73 MMcf/d), lower effective royalty rates resulting from lower commodity prices in Montney (46 MMcf/d), and the Permian assets acquired in the second quarter of 2023 (12 MMcf/d). The higher production volumes were partially offset by the sale of the Bakken assets in the second quarter of 2023 (23 MMcf/d), the shut-in of production in Other Canadian Operations in 2024 due to low commodity prices (20 MMcf/d), natural declines in Anadarko (17 MMcf/d), and third-party plant outages in Montney and Permian (15 MMcf/d).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at December 31, 2024 can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table provides the effects of the Company’s risk management activities on revenues.

	$ millions		Per-Unit
	2024	2023	2024	2023

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$(34)	$(24)	$(0.55)	$(0.40)
NGLs - Plant Condensate ($/bbl)	(1)	1	$(0.04)	$0.05
NGLs - Other ($/bbl)	4	-	$0.13	$-
Natural Gas ($/Mcf)	298	(21)	$0.47	$(0.03)
Other (1)	4	1	$-	$-
Total ($/BOE)	271	(43)	$1.25	$(0.21)

Unrealized Gains (Losses) on Risk Management	(136)	194
Total Gains (Losses) on Risk Management, Net	$135	$151
(1)
Other primarily includes realized gains or losses from other derivative contracts with no associated production volumes.

Ovintiv recognizes fair value changes from its risk management activities each reporting period. The changes in fair value result from new positions and settlements that occur during each period, as well as the relationship between contract prices and the associated forward curves. Realized gains or losses on risk management activities related to commodity price mitigation are included in the USA and Canadian Operations’ revenues as the contracts are cash settled. Unrealized gains or losses on fair value changes of unsettled contracts are included in the Corporate and Other segment. Additional information on fair value changes can be found in Note 24 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Sales of Purchased Product

Revenues from the sale of purchased product relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

($ millions)	2024	2023 (1)

Sales of Purchased Product	$1,585	$2,849

(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section in this MD&A, prior period results have been reclassified for comparative purposes.

2024 versus 2023

Sales of purchased product decreased $1,264 million compared to 2023 primarily due to:

•
Lower sales of third-party purchased volumes in the USA Operations ($1,170 million) and lower natural gas benchmark prices ($114 million);

partially offset by:

•
Higher realized third-party prices on sales of purchased oil volumes ($20 million).

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

	$ millions		$/BOE
	2024	2023	2024	2023

USA Operations	$319	$327	$2.53	$2.71
Canadian Operations	14	15	$0.16	$0.18
Total	$333	$342	$1.56	$1.66

2024 versus 2023

Production, mineral and other taxes decreased $9 million compared to 2023 primarily due to:

•
The sale of the Bakken assets in the second quarter of 2023 ($26 million), lower production volumes in Anadarko ($18 million), lower production tax rates ($9 million) and lower natural gas commodity prices ($6 million);

partially offset by:

•
Higher volumes in Permian and Uinta ($42 million) and higher property taxes in Permian primarily due to the assets acquired in the second quarter of 2023 ($11 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
	2024	2023	2024	2023

Upstream
USA Operations	$510	$547	$4.04	$4.54
Canadian Operations	1,043	1,056	$11.85	$12.29
Upstream Transportation and Processing	1,553	1,603	$7.25	$7.76

Other (1)	86	163
Total	$1,639	$1,766

(1)
Other includes pipeline transportation fees associated with previously divested assets in the USA Operations of approximately $50 million (2023 - $136 million) and other third-party transportation and processing fees in the Canadian Operations of approximately $36 million (2023 - $27 million).

2024 versus 2023

Transportation and processing expense decreased $127 million compared to 2023 primarily due to:

•
An expired pipeline transportation contract ($86 million), the impact of new downstream contracts in Uinta ($53 million), the sale of the Bakken assets in the second quarter of 2023 ($46 million), lower flow-through rates in Montney ($20 million), lower production volumes in Anadarko ($18 million), a higher U.S./Canadian dollar exchange rate ($17 million), the shut-in of production in Other Canadian Operations in 2024 due to low commodity prices ($11 million) and lower variable contract rates in Permian ($4 million);

partially offset by:

•
Higher volumes in Permian, Uinta and Montney ($87 million), increased minimum volume commitments associated with certain gathering and processing assets in Montney ($20 million) and higher downstream transportation costs in Montney ($12 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
	2024	2023	2024	2023

Upstream
USA Operations	$799	$743	$6.34	$6.15
Canadian Operations	109	88	$1.24	$1.04
Upstream Operating Expense	908	831	$4.24	$4.03

Other (1)	23	28
Total	$931	$859

(1)
Other includes indirect internal costs of $11 million and $12 million in the USA and Canadian Operations, respectively (2023 - $14 million and $14 million, respectively).

2024 versus 2023

Operating expense increased $72 million compared to 2023 primarily due to:

•
Higher activity in Permian primarily related to the assets acquired in the second quarter of 2023 ($98 million), updates to operating contract terms, including a recovery of prior years’ costs in 2023 ($31 million), increased activity in Uinta primarily due to workovers ($10 million) and lower capitalization of directly attributable internal costs in Montney ($8 million);

partially offset by:

•
The sale of the Bakken assets in the second quarter of 2023 ($41 million) and decreased activity in Anadarko ($24 million).

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

($ millions)	2024	2023

Purchased Product	$1,546	$2,815

2024 versus 2023

Purchased product expense decreased $1,269 million compared to 2023 primarily due to:

•
Lower third-party purchased volumes in the USA Operations ($1,169 million) and lower natural gas benchmark prices ($119 million);

partially offset by:

•
Higher purchase prices on third-party oil volumes ($19 million).

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

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of this MD&A.

	$ millions		$/BOE
	2024	2023	2024	2023

Upstream
USA Operations	$1,971	$1,519	$15.64	$12.60
Canadian Operations	297	286	$3.37	$3.33
Upstream DD&A	2,268	1,805	$10.60	$8.74

Corporate & Other	22	20
Total	$2,290	$1,825

2024 versus 2023

DD&A increased $465 million compared to 2023 primarily due to:

•
Higher depletion rates and production volumes in the USA Operations ($384 million and $68 million, respectively).

The depletion rate in the USA Operations increased $3.04 per BOE compared to 2023 primarily due to a higher depletable base.

Ceiling Test Impairment

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

In 2024, the Company recognized a before-tax non-cash ceiling test impairment of $450 million in the Canadian Operations. The non-cash ceiling test impairment primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
2024	75.48	99.60	2.13	1.26
2023	78.22	104.61	2.64	2.78
(1)
All prices were held constant in all future years when estimating net revenues and reserves.

Further declines in the 12‑month average trailing commodity prices could further reduce proved reserves values and result in the recognition of future ceiling test impairments. Future ceiling test impairments can also result from changes to reserves estimates, future development costs, capitalized costs and unproved property costs. Moreover, acquisitions of oil and natural gas assets are transacted at market prices, which may be higher than the SEC average trailing prices at the reporting date and could result in the recognition of a ceiling test impairment. Proceeds received from oil and natural gas divestitures are typically deducted from the Company’s capitalized costs and can reduce the risk of ceiling test impairments.

On January 31, 2025, the Company closed its previously announced Montney Acquisition, as discussed in the Significant Developments and Subsequent Events section of this MD&A. The acquisition was recognized at its purchased value using market prices. On March 31, 2025, when Ovintiv performs its required ceiling test for the Canadian cost center, the Company expects the 12-month average trailing prices used in the ceiling test calculation to be lower than the market prices used in the valuation of the Montney Acquisition. Accordingly, the Company expects to recognize an after-tax impairment in the Canadian cost center between approximately $400 million to $600 million for the three months ended March 31, 2025. No impairment is expected in the U.S. cost center.

The additional estimated after-tax ceiling test impairment is not expected to impact proved undeveloped reserves for the Canadian Operations. Due to uncertainties in estimating proved reserves, the additional after-tax ceiling test impairment described above and resulting implications may not be indicative of Ovintiv’s future development plans, operating or financial results.

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

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. These expenses primarily include salaries and benefits, operating leases, office, information technology, transaction, restructuring and long-term incentive costs.

	$ millions		$/BOE
	2024	2023	2024	2023

Administrative, excluding Long-Term Incentive Costs, Restructuring
Costs, Transaction and Legal Costs (1)	$283	$278	$1.32	$1.35
Long-term incentive costs	40	22	0.19	0.11
Restructuring costs	27	-	0.13	-
Transaction and legal costs	15	93	0.07	0.45
Total Administrative	$365	$393	$1.71	$1.91
(1)
Includes costs related to The Bow office lease of $116 million (2023 - $114 million), half of which is recovered from sublease revenues.

2024 versus 2023

Administrative expense decreased $28 million compared to 2023 primarily due to:

•
Transaction costs incurred mainly related to the Permian assets acquired in the second quarter of 2023 ($83 million);

partially offset by:

•
Restructuring costs incurred in 2024 ($27 million), higher long-term incentive costs resulting from changes in the Company’s share price in 2023 ($18 million), and increases in travel and legal costs ($9 million).

In October 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. Additional information on restructuring charges and long-term incentive costs can be found in Notes 21 and 22 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other (Income) Expenses

($ millions)	2024	2023

Interest	$412	$355
Foreign Exchange (Gain) Loss, Net	(19)	19
Other (Gains) Losses, Net	(165)	(20)
Total Other (Income) Expenses	$228	$354

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest can be found in Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2024 versus 2023

Interest expense increased $57 million compared to 2023 primarily due to:

•
Interest expense related to the senior unsecured notes issued in May 2023 ($57 million) and bridge loan financing fees related to the Montney Acquisition as discussed in the Highlights section in this MD&A ($12 million);

partially offset by:

•
Decreased amounts drawn from the Company’s short-term borrowings ($9 million).

Foreign Exchange (Gain) Loss, Net

Foreign exchange gains and losses primarily result from the impact of fluctuations in the Canadian to U.S. dollar exchange rate. Additional information on changes in foreign exchange gains or losses can be found in Notes 5 and 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Additional information on foreign exchange rates and the effects of foreign exchange rate changes can be found in Item 7A of this Annual Report on Form 10-K.

2024 versus 2023

Net foreign exchange gain of $19 million compared to a loss of $19 million in 2023 primarily due to:

•
Unrealized foreign exchange gains on the translation of intercompany notes compared to losses in 2023 ($71 million), realized foreign exchange gains on the settlement of intercompany notes compared to losses in 2023 ($49 million) and gains on other monetary revaluations compared to losses in 2023 ($26 million);

partially offset by:

•
Unrealized foreign exchange losses on the translation of U.S. dollar risk management contracts issued from Canada compared to gains in 2023 ($112 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, reclamation charges related to decommissioned assets, proceeds related to previously divested assets and adjustments related to other assets.

During 2024, the Company received settlement proceeds of approximately $156 million related to the previous dispositions of certain legacy assets. Accordingly, the Company recognized total net proceeds of $156 million as a gain within Other (gains) losses, net. Additional information on the net settlement proceeds can be found in Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other gains in 2024 also includes interest income of $7 million primarily generated from short-term investments (2023 ‑ $11 million).

Income Tax

In 2024, current income tax expense in the U.S. of $8 million is lower than 2023 primarily due to the impact of the corporate alternative minimum tax and lower state income tax expense. In Canada, the current income tax expense in 2024 of $74 million is lower than 2023 primarily due to the recognition of prior year deferred income in 2023.

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

On June 20, 2024, Canada enacted its Global Minimum Tax Act (“GMTA”), which implements the Organization for Economic Cooperation and Development Pillar II framework, providing a global minimum tax rate of 15 percent. The GMTA did not have a material impact to the Company’s Consolidated Financial Statements in 2024.

Additional information on income taxes can be found in Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations and capital allocation framework or to manage its capital structure as discussed below. At December 31, 2024, $38 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

($ millions, except as indicated)	2024	2023

Cash and Cash Equivalents	$42	$3
Available Credit Facilities	3,500	3,486
Available Uncommitted Demand Lines (1)	91	234
Issuance of U.S. Commercial Paper	-	(270)
Total Liquidity	$3,633	$3,453

Long-Term Debt, including current portion	$5,453	$5,737
Total Shareholders’ Equity	$10,331	$10,370

Debt to Capitalization (%) (2)	35	36
Debt to Adjusted Capitalization (%) (2)	23	24
(1)
Includes three uncommitted demand lines totaling $295 million, net of $204 million in related undrawn letters of credit (2023 - $289 million and $55 million, respectively).
(2)
These measures are defined in the Non-GAAP Measures section of this MD&A.

In December 2024, the Company renewed its committed revolving credit facilities, extending the maturity dates to December 2029. The Company continues to have full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities provide financial flexibility and allow the Company to fund its operations or capital investment program. At December 31, 2024, there were no outstanding amounts under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. commercial paper (“CP”) programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at December 31, 2024, the Company had no balance outstanding under its U.S. CP program. All of Ovintiv’s credit ratings are investment grade as at December 31, 2024 and were reaffirmed following the announcement of the Montney Acquisition.

As at December 31, 2024, the available Credit Facilities, uncommitted demand lines, and cash and cash equivalents provide Ovintiv with total liquidity of approximately $3.6 billion. Ovintiv also had approximately $204 million in undrawn letters of credit issued in the normal course of business as collateral security, primarily related to sales arrangements.

On December 10, 2024, to facilitate its previously announced Montney Acquisition, the Company entered into two term facilities which consist of a $1.5 billion 364-day Asset Sale Term Facility and a $1.0 billion 2-year Term Facility. As at December 31, 2024, the Company had no outstanding borrowings under the two term facilities.

On January 22, 2025, the Company closed its previously announced Uinta divestiture and received net proceeds of approximately $2.0 billion which was used to fund the majority of the Montney Acquisition as discussed above. In conjunction with the closing of the Uinta divestiture, the 364-day Asset Sale Term Facility was terminated.

On January 31, 2025, the Company closed its Montney Acquisition. Ovintiv funded the Montney Acquisition through a combination of cash proceeds received from the sale of the Uinta assets, cash on hand, as well as short-term borrowings. Following the closing of the Montney Acquisition, the 2-year Term Facility was terminated.

Additional information on the term facilities, and the Uinta divestiture and Montney Acquisition can be found in Notes 15 and 28, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement expires in March 2026.

The obligations under the Company’s existing debt securities are fully and unconditionally guaranteed on a senior unsecured basis by Ovintiv Canada ULC, an indirect wholly-owned subsidiary of the Company. Additional information on the Company’s Canadian Operations segment and the Bow office lease can be found in the Results of Operations section in this MD&A and in the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at December 31, 2024, the Company’s Debt to Adjusted Capitalization was 23 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Sources and Uses of Cash

The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

($ millions)	Activity Type	2024	2023

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$3,721	$4,167
Proceeds from divestitures	Investing	163	772
Corporate acquisition	Investing	12	-
Issuance of long-term debt	Financing	-	2,278
		3,896	7,217

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	2,303	2,744
Acquisitions	Investing	205	277
Corporate acquisition, net of cash acquired	Investing	-	3,225
Net repayment of revolving debt	Financing	284	109
Purchase of shares of common stock	Financing	597	426
Dividends on shares of common stock	Financing	316	307
Other	Financing/Investing	158	122
		3,863	7,210
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		6	(9)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$39	$(2)

Operating Activities

Net cash from operating activities in 2024 was $3,721 million and was primarily a reflection of the impacts from average realized commodity prices, production volumes, changes in non‑cash working capital and realized gains/losses on risk management.

Additional detail on changes in non-cash working capital can be found in Note 26 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in 2024 was $4,042 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

2024 versus 2023

Net cash from operating activities decreased $446 million compared to 2023 primarily due to:

•
Lower realized commodity prices ($797 million), changes in non-cash working capital ($577 million), higher operating expense, excluding non-cash long-term incentive costs ($80 million) and higher interest expense ($56 million);

partially offset by:

•
Higher production volumes ($343 million), realized gains on risk management in revenues compared to losses in 2023 ($314 million), a decrease in current income tax expense ($199 million), lower transportation and processing expense ($127 million), and lower administrative expense, excluding non-cash long-term incentive costs ($58 million).

Investing Activities

The Company’s primary investing activities are capital expenditures, acquisitions and proceeds from divestitures, which are summarized in Notes 2 and 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K.

2024 and 2023

Net cash used in investing activities in 2024 was $2,457 million primarily due to capital expenditures and acquisitions in the USA Operations. Capital expenditures decreased $441 million compared to 2023 primarily due to decreased completions activity in Montney, Anadarko and Permian, drilling efficiencies in Uinta, and the sale of the Bakken assets in the second quarter of 2023, partially offset by increased capital inventory.

Acquisitions in 2024 were $205 million, which primarily included property purchases with oil and liquids-rich potential in the USA Operations (2023 - $277 million).

Corporate acquisitions in 2024 included the final cash settlements of $12 million related to the Permian Acquisition in the second quarter of 2023. Corporate acquisitions in 2023 were $3,225 million, which related to the Permian Acquisition. Additional information regarding the Permian Acquisition can be found in Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Proceeds from divestitures in 2024 were $7 million, which included certain properties that did not complement Ovintiv’s existing portfolio of assets. Proceeds from divestitures also included total net settlement proceeds of approximately $156 million related to the previous dispositions of certain legacy assets. Divestitures in 2023 were $772 million, which primarily included the sale of the Bakken assets in North Dakota and certain properties that did not complement Ovintiv’s existing portfolio of assets.

Financing Activities

Net cash from and/or used in financing activities has been impacted by Ovintiv’s strategic objective to return value to shareholders by repaying existing debt, purchasing shares of common stock and paying dividends.

2024 versus 2023

Net cash used in financing activities in 2024 was $1,231 million compared to net cash from financing activities of $1,359 million in 2023. The change was primarily due to the net issuance of long-term debt in 2023 of $2,278 million, increased net repayment of revolving debt ($175 million) and increased purchases of shares of common stock in 2024 compared to 2023 ($171 million).

The Company’s long-term debt, including the current portion of $600 million, totaled $5,453 million at December 31, 2024. The Company has $600 million of fixed rate long-term debt due in May 2025 and expects to have a total long-term debt balance of less than $5.0 billion by the end of 2025. The Company’s long-term debt at December 31, 2023 totaled $5,737 million, including the current portion of $284 million.

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its capital allocation framework to provide competitive returns to shareholders while strengthening its balance sheet. In conjunction with the announced transactions as discussed in the Significant Developments and Subsequent Events section of this MD&A, the Company has temporarily paused its share buyback program, starting in October 2024, and expects to resume the buybacks in the second quarter of 2025. Dividends declared and paid by the Company are expected to remain unchanged.

For additional information on long-term debt, refer to Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

($ millions, except as indicated)	2024	2023

Dividend Payments	$316	$307
Dividend Payments ($/share)	$1.20	$1.15

On February 26, 2025, the Board of Directors declared a dividend of $0.30 per share of common stock payable on March 31, 2025 to common shareholders of record as of March 14, 2025.

Dividends increased $9 million compared to 2023 as a result of Ovintiv increasing its annualized dividend to $1.20 per share of common stock in the second quarter of 2023. The dividend increase reflects the Company’s commitment to returning capital to shareholders.

Normal Course Issuer Bid

On September 26, 2024, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock over a 12-month period from October 3, 2024 to October 2, 2025. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float as at September 20, 2024. The Company expects to execute the renewed NCIB program in conjunction with its capital allocation framework in the second quarter of 2025.

During 2024, the Company purchased for cancellation, approximately 12.7 million shares of common stock for total consideration of approximately $597 million.

For additional information on the NCIB, refer to Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Material Cash Requirements

Ovintiv’s material cash requirements include various contractual obligations arising from long-term debt, operating leases, risk management liabilities and asset retirement obligations which are recognized in the Company’s Consolidated Balance Sheet. The Company expects to fund long-term material cash requirements primarily with cash from operating activities.

Interest payments include scheduled cash payments on finance leases, long-term debt, and other obligations. Additional information can be found in Notes 14 and 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Operating leases include drilling rigs, compressors, office and buildings, certain land easements and various equipment utilized in the development and production of oil, NGLs and natural gas, as well as The Bow building. As at December 31, 2024, the Company subleased approximately 50 percent of The Bow office space under the lease agreement. Additional information on leases can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Risk management liabilities represent Ovintiv’s net liability positions with counterparties. Additional information can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K.

Contractual commitments relating to transportation and processing commitments, and drilling and field services can be found in Note 27 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K.

Further to the commitments discussed above, Ovintiv also has various obligations that become payable if certain future events occur relating to take or pay arrangements and payout of minimum costs as described in Notes 20 and 27 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In addition, the Company has obligations to fund the disposal of long-lived assets upon their abandonment as well as its obligations to fund its defined benefit pension and other post-employment benefit plans as described in Notes 17 and 23, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K.

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

Reserves are calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production, except where prices are defined by contractual arrangements (“SEC Average Trailing Prices”).

Decreases in prices may result in reductions in certain proved reserves due to reaching economic limits at an earlier projected date and impact earnings through depletion expense and ceiling test impairments.

Moreover, acquisitions of oil and natural gas assets are transacted at market prices, which may be higher than the SEC Average Trailing Prices at the reporting date and could result in the recognition of a ceiling test impairment.

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

Description	Judgments and Uncertainties

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

The Company has assessed its goodwill for impairment at December 31, 2024 and no impairment was recognized. The reporting units’ fair values were substantially in excess of the carrying values and as a result were not at risk of failing the impairment test as at December 31, 2024.

Asset Retirement Obligation

Asset retirement obligations are those legal obligations where the Company will be required to retire tangible long-lived assets such as producing well sites, processing plants, and restoring land at the end of oil and natural gas production operations. The fair value of estimated asset retirement obligations is recognized in the Consolidated Balance Sheet when incurred and a reasonable estimate of fair value can be made. The asset retirement cost, equal to the initially estimated fair value of the asset retirement obligation, is capitalized as part of the cost of the related long-lived asset. Changes in the estimated obligation are recognized as a change in the asset retirement obligation and the related asset retirement cost. Actual expenditures incurred are charged against the accumulated asset retirement obligation. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.

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

Description	Judgments and Uncertainties

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

Description	Judgments and Uncertainties

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

Ovintiv has assessed that its unremitted earnings from its Canadian subsidiaries are permanently reinvested. As at December 31, 2024, the Company has a taxable temporary difference of approximately $137 million in respect of unremitted earnings that continue to be permanently reinvested for which a deferred income tax liability of $7 million has not been recognized and becomes subject to taxation upon the remittance of dividends. The deferred tax liability considers U.S. federal, state and foreign withholding tax implications.

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

The establishment and evaluation of a contingent loss is based on advice from legal counsel, advisors or consultants and management’s judgment. Actual costs can vary from such estimates for various reasons including: i) differing interpretation of the law, opinions on responsibility and assessments on the amount of damages; ii) changes in status of litigation or claims and information available; iii) differing interpretation of regulations by regulators or the courts; iv) changes in laws and regulations; and v) additional or developing information relating to extent and nature of environmental remediation and technology improvements. The Company monitors known and potential legal, environmental and other claims or contingencies based on available information. Future changes in facts and circumstances not currently foreseeable could result in the actual liabilities recorded exceeding the estimated amounts accrued.

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

($ millions, except as indicated)	2024	2023

Cash From (Used in) Operating Activities	$3,721	$4,167
(Add back) deduct:
Net change in other assets and liabilities	(74)	(62)
Net change in non-cash working capital	(247)	330
Non-GAAP Cash Flow	$4,042	$3,899

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

($ millions, except as indicated)	December 31, 2024	December 31, 2023

Debt (Long-Term Debt, including Current Portion)	$5,453	$5,737
Total Shareholders’ Equity	10,331	10,370
Capitalization	$15,784	$16,107
Debt to Capitalization	35%	36%

Debt (Long-Term Debt, including Current Portion)	$5,453	$5,737
Total Shareholders’ Equity	10,331	10,370
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$23,530	$23,853
Debt to Adjusted Capitalization	23%	24%

Debt to EBITDA and Debt to Adjusted EBITDA

Debt to EBITDA and Debt to Adjusted EBITDA are non-GAAP measures. EBITDA is defined as trailing 12‑month net earnings (loss) before income taxes, depreciation, depletion and amortization, and interest. Adjusted EBITDA is EBITDA adjusted for impairments, accretion of asset retirement obligation, unrealized gains/losses on risk management, foreign exchange gains/losses, gains/losses on divestitures and other gains/losses.

Management believes these measures are useful to the Company and its investors as a measure of financial leverage and the Company’s ability to service its debt and other financial obligations. These measures are used, along with other measures, in the calculation of certain financial performance targets for the Company’s management and employees.

($ millions, except as indicated)	December 31, 2024	December 31, 2023

Debt (Long-Term Debt, including Current Portion)	$5,453	$5,737

Net Earnings (Loss)	1,125	2,085
Add back (deduct):
Depreciation, depletion and amortization	2,290	1,825
Interest	412	355
Income tax expense (recovery)	226	425
EBITDA	$4,053	$4,690
Debt to EBITDA (times)	1.3	1.2

Debt (Long-Term Debt, including Current Portion)	$5,453	$5,737

Net Earnings (Loss)	1,125	2,085
Add back (deduct):
Depreciation, depletion and amortization	2,290	1,825
Impairments	450	-
Accretion of asset retirement obligation	19	19
Interest	412	355
Unrealized (gains) losses on risk management	136	(194)
Foreign exchange (gain) loss, net	(19)	19
Other (gains) losses, net	(165)	(20)
Income tax expense (recovery)	226	425
Adjusted EBITDA	$4,474	$4,514
Debt to Adjusted EBITDA (times)	1.2	1.3

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

	December 31, 2024
	10% Price	10% Price
(US$ millions)	Increase	Decrease
Oil price	$(161)	$164
Natural gas price	(18)	16

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows of the Company’s financial assets or liabilities. The following table presents the foreign exchange rates for the respective years ended December 31.

	2024	2023
Foreign Exchange Rates (C$ per US$1)
Average	1.370	1.350
Period End	1.439	1.323

As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results. The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in the prior years.

	2024		2023
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment	$(8)		$(13)
Transportation and Processing Expense (1)	(16)	$(0.07)	(34)	$(0.17)
Operating Expense (1)	(1)	(0.01)	(5)	(0.02)
Administrative Expense	(1)	(0.01)	(9)	(0.04)
Depreciation, Depletion and Amortization (1)	(4)	(0.02)	(8)	(0.04)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2024, Ovintiv has entered into $100 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3875 to US$1, which mature monthly throughout the first half of 2025.

To manage the foreign exchange risk associated with purchasing an asset denominated in Canadian dollars, the Company entered into $2.4 billion notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3825 to US$1. These swaps were settled ahead of the transaction close on January 31, 2025.

As at December 31, 2024, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	December 31, 2024
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$131	$(160)

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

As at December 31, 2024, Ovintiv did not have any floating rate revolving credit and term loan borrowings outstanding. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was nil (2023 - $3 million).

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

Management has assessed the design and effectiveness of the Company’s internal control over financial reporting as at December 31, 2024. In making its assessment, Management has used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation, Management has concluded that the Company’s internal control over financial reporting was effective as at that date.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by a vote of shareholders at the Company’s last annual meeting to audit and provide independent opinions on both the Consolidated Financial Statements and the Company’s internal control over financial reporting as at December 31, 2024, as stated in their Auditor’s Report. PricewaterhouseCoopers LLP has provided such opinions.

/s/ Brendan M. McCracken Brendan M. McCracken President & Chief Executive Officer February 26, 2025	/s/ Corey D. Code Corey D. Code Executive Vice-President & Chief Financial Officer

Auditor’s Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ovintiv Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ovintiv Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “Consolidated Financial Statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

The impact of estimates of proved oil, natural gas liquids (“NGL”) and natural gas reserves on net oil and natural gas proved properties

As described in Notes 1 and 10 to the Consolidated Financial Statements, the Company has a net oil and natural gas proved properties balance of $13,418 million as of December 31, 2024 and depreciation, depletion, and amortization (“DD&A”) expense of $2,290 million for the year ended December 31, 2024. The Company also recognized a before-tax non-cash ceiling test impairment of $450 million for the year ended December 31, 2024. The Company uses the full cost method of accounting for its acquisition, exploration, and development activities. Capitalized costs accumulated within each cost center are depleted using the unit-of-production method based on proved oil, NGL and natural gas reserves. Proved oil, NGL and natural gas reserve estimates are key inputs to the Company’s depletion and ceiling test impairment calculations. A ceiling test impairment is recognized in net earnings when the carrying amount of a country cost center exceeds the country cost center ceiling. Management estimates its proved oil, NGL and natural gas reserves according to the definition of proved reserves provided by the SEC. Proved oil, NGL and natural gas reserves are those quantities of oil, NGL and natural gas, which can be estimated with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods and government regulations. The assumptions used by management to determine estimates of the proved oil, NGL and natural gas reserves and the ceiling test impairment calculation include the average beginning-of-the-month prices during the 12-month period for the year, future production estimates and future production and development costs. The estimation of reserves is a subjective process. In determining the estimates of the proved oil, NGL and natural gas reserves, management utilizes the services of specialists, specifically internal reservoir engineers.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the Consolidated Financial Statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil, NGL and natural gas reserves, the calculation of the full cost ceiling test and the calculation of DD&A expense. These procedures also included, among others, evaluating management’s ceiling test impairment calculation and testing the unit-of-production depletion rate used to calculate depletion expense, testing the completeness, accuracy and relevance of underlying data and evaluating the reasonableness of the significant assumptions used by management in developing these estimates, including assumptions related to the average beginning-of-the-month prices during the 12-month period for the year, future production estimates and future production and development costs. The work of management’s specialists was used in performing procedures to evaluate the reasonableness of the estimates of proved oil, NGL and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of the data used by the specialists and evaluating the specialists’ findings. Evaluating the significant assumptions also involved evaluating whether the assumptions used were reasonable considering the current and past performance of the Company, external market and industry data and whether they were consistent with evidence obtained in other areas of the audit, as applicable.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Canada

February 26, 2025

We have served as the Company’s or its predecessors’ auditor since 1958.

Consolidated Statement of Earnings

For the years ended December 31 (US$ millions, except per share amounts)		2024	2023	2022

Revenues	(Note 2)
Product and service revenues (1)	(Note 3)	$7,358	$7,812	$10,183
Sales of purchased product (1)	(Note 3)	1,585	2,849	4,080
Gains (losses) on risk management, net	(Note 25)	135	151	(1,867)
Sublease revenues	(Note 14)	74	71	68
Total Revenues		9,152	10,883	12,464

Operating Expenses	(Note 2)
Production, mineral and other taxes		333	342	415
Transportation and processing		1,639	1,766	1,786
Operating	(Notes 14, 22, 23)	931	859	802
Purchased product		1,546	2,815	4,055
Depreciation, depletion and amortization		2,290	1,825	1,113
Impairments	(Note 10)	450	-	-
Accretion of asset retirement obligation	(Note 17)	19	19	18
Administrative	(Notes 9, 14, 21, 22, 23)	365	393	422
Total Operating Expenses		7,573	8,019	8,611
Operating Income (Loss)		1,579	2,864	3,853
Other (Income) Expenses
Interest	(Notes 4, 15)	412	355	311
Foreign exchange (gain) loss, net	(Notes 5, 25)	(19)	19	15
Other (gains) losses, net	(Notes 8, 23)	(165)	(20)	(33)
Total Other (Income) Expenses		228	354	293
Net Earnings (Loss) Before Income Tax		1,351	2,510	3,560
Income tax expense (recovery)	(Note 6)	226	425	(77)
Net Earnings (Loss)		$1,125	$2,085	$3,637

Net Earnings (Loss) per Share of Common Stock	(Note 18)
Basic		$4.25	$8.02	$14.34
Diluted		4.21	7.90	14.08
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 18)
Basic		264.6	259.9	253.6
Diluted		267.4	263.9	258.4
(1)
See Note 2 regarding the reclassification of the Company’s previously reported Market Optimization segment.

Consolidated Statement of Comprehensive Income

For the years ended December 31 (US$ millions)		2024	2023	2022

Net Earnings (Loss)		$1,125	$2,085	$3,637
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 19)	(269)	63	(107)
Pension and other post-employment benefit plans	(Notes 19, 23)	(4)	(4)	6
Other Comprehensive Income (Loss)		(273)	59	(101)
Comprehensive Income (Loss)		$852	$2,144	$3,536

See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheet

As at December 31 (US$ millions)		2024	2023

Assets
Current Assets
Cash and cash equivalents		$42	$3
Accounts receivable and accrued revenues (net of allowances
of $5 million (2023: $5 million))	(Notes 3, 7)	1,183	1,442
Risk management	(Notes 24, 25)	108	214
Income tax receivable	(Note 6)	36	17
		1,369	1,676
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		66,009	64,084
Unproved properties		764	1,486
Other		865	907
Property, plant and equipment		67,638	66,477
Less: Accumulated depreciation, depletion and amortization		(53,274)	(51,837)
Property, plant and equipment, net	(Note 2)	14,364	14,640
Other Assets	(Notes 11, 14)	965	1,015
Risk Management	(Notes 24, 25)	-	4
Deferred Income Taxes	(Note 6)	10	53
Goodwill	(Notes 2, 12)	2,546	2,599
	(Note 2)	$19,254	$19,987

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	(Note 13)	$1,883	$2,209
Current portion of operating lease liabilities	(Note 14)	82	87
Income tax payable	(Note 6)	9	232
Risk management	(Notes 24, 25)	107	-
Current portion of long-term debt	(Note 15)	600	284
		2,681	2,812
Long-Term Debt	(Note 15)	4,853	5,453
Operating Lease Liabilities	(Note 14)	737	832
Other Liabilities and Provisions	(Notes 14, 16)	114	132
Risk Management	(Notes 24, 25)	21	2
Asset Retirement Obligation	(Note 17)	315	276
Deferred Income Taxes	(Note 6)	202	110
		8,923	9,617
Commitments and Contingencies	(Note 27)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2024 issued and outstanding: 260.4 million shares (2023: 271.7 million shares)	(Note 18)	3	3
Paid in surplus	(Note 18)	8,045	8,620
Retained earnings		1,506	697
Accumulated other comprehensive income	(Note 19)	777	1,050
Total Shareholders’ Equity		10,331	10,370
		$19,254	$19,987

See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Shareholders’ Equity

For the year ended December 31, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370
Net Earnings (Loss)		-	-	1,125	-	1,125
Dividends on Shares of Common Stock ($1.20 per share)	(Note 18)	-	-	(316)	-	(316)
Shares of Common Stock Purchased	(Note 18)	-	(597)	-	-	(597)
Equity-Settled Compensation Costs		-	22	-	-	22
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	(273)	(273)
Balance, December 31, 2024		$3	$8,045	$1,506	$777	$10,331

For the year ended December 31, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689
Net Earnings (Loss)		-	-	2,085	-	2,085
Dividends on Shares of Common Stock ($1.15 per share)	(Note 18)	-	-	(307)	-	(307)
Shares of Common Stock Purchased	(Note 18)	-	(426)	-	-	(426)
Shares of Common Stock Issued	(Notes 9, 18, 26)	-	1,169	-	-	1,169
Equity-Settled Compensation Costs		-	101	-	-	101
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	59	59
Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370

For the year ended December 31, 2022 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2021		$3	$8,458	$(4,479)	$1,092	$5,074
Net Earnings (Loss)		-	-	3,637	-	3,637
Dividends on Shares of Common Stock ($0.95 per share)	(Note 18)	-	-	(239)	-	(239)
Shares of Common Stock Purchased	(Note 18)	-	(719)	-	-	(719)
Equity-Settled Compensation Costs		-	37	-	-	37
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	(101)	(101)
Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689

See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

For the years ended December 31 (US$ millions)		2024	2023	2022

Operating Activities
Net earnings (loss)		$1,125	$2,085	$3,637
Depreciation, depletion and amortization		2,290	1,825	1,113
Impairments	(Note 10)	450	-	-
Accretion of asset retirement obligation	(Note 17)	19	19	18
Deferred income taxes	(Note 6)	144	144	(87)
Unrealized (gain) loss on risk management	(Note 25)	136	(194)	(741)
Unrealized foreign exchange (gain) loss	(Note 5)	35	(6)	14
Foreign exchange (gain) loss on settlements	(Note 5)	(42)	6	8
Other		(115)	20	148
Net change in other assets and liabilities		(74)	(62)	(57)
Net change in non-cash working capital	(Note 26)	(247)	330	(187)
Cash From (Used in) Operating Activities		3,721	4,167	3,866

Investing Activities
Capital expenditures	(Note 2)	(2,303)	(2,744)	(1,831)
Acquisitions	(Note 8)	(205)	(277)	(286)
Corporate acquisition, net of cash acquired	(Note 9)	12	(3,225)	-
Proceeds from divestitures	(Note 8)	163	772	228
Net change in investments and other		(124)	(45)	103
Cash From (Used in) Investing Activities		(2,457)	(5,519)	(1,786)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 15)	(284)	(109)	393
Issuance of long-term debt	(Note 15)	-	2,278	-
Repayment of long-term debt	(Note 15)	-	-	(1,634)
Purchase of shares of common stock	(Note 18)	(597)	(426)	(719)
Dividends on shares of common stock	(Note 18)	(316)	(307)	(239)
Finance lease payments and other		(34)	(77)	(69)
Cash From (Used in) Financing Activities		(1,231)	1,359	(2,268)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		6	(9)	(2)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		39	(2)	(190)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		3	5	195
Cash, Cash Equivalents and Restricted Cash, End of Year		$42	$3	$5

Cash, End of Year		$4	$3	$5
Cash Equivalents, End of Year		38	-	-
Restricted Cash, End of Year		-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Year		$42	$3	$5

Supplementary Cash Flow Information	(Note 26)

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
REVENUES FROM CONTRACTS WITH CUSTOMERS

Revenues from contracts with customers associated with Ovintiv’s oil, NGLs and natural gas, sales of purchased product and third-party processing and gathering are recognized when control of the good or service is transferred to the customer, and title or risk of loss transfers to the customer. Transaction prices are determined at inception of the contract and allocated to the performance obligations identified. Variable consideration is estimated and included in the transaction price, unless the variable consideration is constrained.

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

Under the full cost method of accounting, the carrying amount of Ovintiv’s oil and natural gas properties within each of the USA and Canadian country cost centers is subject to a ceiling test at the end of each quarter. A ceiling test impairment is recognized in net earnings when the carrying amount of the country cost center exceeds the respective country cost center’s ceiling. The carrying amount of a country cost center includes capitalized costs of proved oil and natural gas properties, net of accumulated depletion and the related deferred income taxes.

The country cost center ceiling is the sum of the estimated after-tax future net cash flows from proved reserves, using the 12‑month average trailing prices and unescalated future development and production costs, discounted at 10 percent, plus unproved property costs. The 12-month average trailing price is calculated as the average of the price on the first day of each month within the trailing 12-month period. Any excess of the carrying amount over the calculated ceiling amount is recognized as an impairment in net earnings.

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

Y)
RECENT ACCOUNTING PRONOUNCEMENTS

Changes in Accounting Policies and Practices

•
On January 1, 2024, Ovintiv adopted ASU 2023-07 “Improvements to Reportable Segment Disclosures”, issued by the FASB. The amendments enhance annual disclosure requirements about significant segment expenses that are regularly provided to the Chief Operating Decision Makers (“CODMs”) and included within reported measures of segment profit or loss. The amendments do not change how an entity identifies its operating segments. The amendments have been applied retrospectively to all prior periods presented in these annual disclosures and did not have a material impact on the Company’s Consolidated Financial Statements. In addition, these annual disclosures will be presented in all future interim periods beginning in the first quarter of 2025.

New Standards Issued Not Yet Adopted

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
•
As of January 1, 2027, Ovintiv will be required to adopt ASU 2024-03 “Disaggregation of Income Statement Expenses” for annual disclosures with interim disclosures required beginning in the first quarter of 2028. The new standard requires that an entity disclose tabular information about certain expenses including, but not limited to, purchases of inventory, employee compensation, and depreciation, depletion, and amortization expense that are presented within expense line captions reported on the statement of earnings. A qualitative description of the remaining other amounts within those expense line captions will be required. The Company will also be required to determine and disclose its definition of selling expenses and the total amount of selling expenses. The amendments are to be applied prospectively, with the option for retrospective application, and are not expected to have a material impact on the Company’s Consolidated Financial Statements.

2.	Segmented Information

Ovintiv’s exploration and production activities are subdivided into two geographic segments, including the USA Operations and Canadian Operations. These segments’ activities also include third-party purchases and sales of product to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification. The Company considers sales of purchased commodities as ancillary to its oil and gas development, exploration and producing activities and manages them to support such activities. In addition, the Company has a single, company-wide management team that allocates capital resources to maximize profitability and measures financial performance as a single enterprise.

Corporate and Other mainly includes unrealized gains or losses recorded on derivative financial instruments. Once the instruments are settled, the realized gains and losses are recorded in the reporting segment to which the derivative instruments relate. Corporate and Other also includes amounts related to sublease rentals and administrative costs not allocated to the operating segments.

During the year ended December 31, 2024, Ovintiv reassessed its reportable segments and determined the CODMs no longer separately review the Market Optimization operational results and activities. Accordingly, Ovintiv’s Market Optimization segment was reclassified to present the Company’s market optimization activities in their respective USA and Canadian operating segments, which they support. The Market Optimization revenues, which were previously included in Product and service revenues, are presented as Sales of purchased product in the Consolidated Statement of Earnings. In conjunction with this segment reclassification, intercompany marketing fees formerly transacted between operating segments are now excluded from Product and service revenues, and Sales of purchased product. Prior periods have been reclassified for comparative purposes. Additionally, intersegment eliminations are no longer required in this Segmented Information note as marketing activities are now reflected in the corresponding operating segment they relate to.

The tables below summarize the results of operations and total assets by segment that are provided to the CODMs which have been identified as the Company’s President & Chief Executive Officer, Executive Vice President & Chief Operating Officer, and the Executive Vice President & Chief Financial Officer. The CODMs evaluate the performance of each of the reportable segments based on Operating Income (Loss) which is also used to assess performance and allocate capital for these segments.

The Company evaluates the effects of debt financing, interest expense and/or interest income, foreign exchange gains (losses) and other gains (losses) at a consolidated level.

Results of Operations

Segment Information

	USA Operations			Canadian Operations
For the years ended December 31	2024	2023	2022	2024	2023	2022

Revenues
Product and service revenues (1) (2)	$5,612	$5,586	$6,696	$1,746	$2,226	$3,487
Sales of purchased product (1)	1,449	2,590	3,650	136	259	430
Gains (losses) on risk management, net	119	10	(1,123)	152	(53)	(1,485)
Sublease revenues	-	-	-	-	-	-
Total Revenues	7,180	8,186	9,223	2,034	2,432	2,432

Operating Expenses
Production, mineral and other taxes	319	327	401	14	15	14
Transportation and processing (1)	560	683	765	1,079	1,083	1,021
Operating (1)	810	757	665	121	102	137
Purchased product (1)	1,446	2,587	3,645	100	228	410
Depreciation, depletion and amortization	1,971	1,519	861	297	286	235
Impairments	-	-	-	450	-	-
Total Operating Expenses	5,106	5,873	6,337	2,061	1,714	1,817
Operating Income (Loss)	$2,074	$2,313	$2,886	$(27)	$718	$615

	Corporate & Other			Consolidated
	2024	2023	2022	2024	2023	2022

Revenues
Product and service revenues (1) (2)	$-	$-	$-	$7,358	$7,812	$10,183
Sales of purchased product (1)	-	-	-	1,585	2,849	4,080
Gains (losses) on risk management, net	(136)	194	741	135	151	(1,867)
Sublease revenues	74	71	68	74	71	68
Total Revenues	(62)	265	809	9,152	10,883	12,464

Operating Expenses
Production, mineral and other taxes	-	-	-	333	342	415
Transportation and processing (1)	-	-	-	1,639	1,766	1,786
Operating (1)	-	-	-	931	859	802
Purchased product (1)	-	-	-	1,546	2,815	4,055
Depreciation, depletion and amortization	22	20	17	2,290	1,825	1,113
Impairments	-	-	-	450	-	-
Accretion of asset retirement obligation	19	19	18	19	19	18
Administrative	365	393	422	365	393	422
Total Operating Expenses	406	432	457	7,573	8,019	8,611
Operating Income (Loss)	$(468)	$(167)	$352	1,579	2,864	3,853

Other (Income) Expenses
Interest				412	355	311
Foreign exchange (gain) loss, net				(19)	19	15
Other (gains) losses, net				(165)	(20)	(33)
Total Other (Income) Expenses				228	354	293
Net Earnings (Loss) Before Income Tax				1,351	2,510	3,560
Income tax expense (recovery)				226	425	(77)
Net Earnings (Loss)				$1,125	$2,085	$3,637

(1)
See above regarding the reclassification of the Company’s previously reported Market Optimization segment.
(2)
Product and service revenues are split by product in Note 3.

Corporate & Other Revenues by Geographic Region

	United States			Canada			Total
For the years ended December 31	2024	2023	2022	2024	2023	2022	2024	2023	2022

Corporate & Other Revenues
Gains (losses) on risk
management, net	$(133)	$94	$327	$(3)	$100	$414	$(136)	$194	$741
Sublease revenues	8	8	10	66	63	58	74	71	68
Total Corporate & Other Revenues	$(125)	$102	$337	$63	$163	$472	$(62)	$265	$809

Major Customers

In connection with the marketing and sale of Ovintiv’s own and purchased oil, NGLs and natural gas for the year ended December 31, 2024, the Company had one customer which individually accounted for more than 10 percent of Ovintiv’s product revenues. Sales to this customer, secured by a financial institution with an investment grade credit rating, totaled approximately $1,997 million which comprised $1,989 million in the United States and $8 million in Canada (2023 - one customer with sales of approximately $1,976 million; 2022 - one customer with sales of approximately $2,231 million).

Capital Expenditures by Segment

For the years ended December 31	2024	2023	2022

USA Operations	$1,868	$2,189	$1,493
Canadian Operations	428	549	334
Corporate & Other	7	6	4
	$2,303	$2,744	$1,831

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2024	2023	2024	2023	2024	2023

USA Operations (1)	$1,938	$1,938	$13,263	$13,129	$16,233	$16,248
Canadian Operations (1)	608	661	970	1,357	1,917	2,421
Corporate & Other	-	-	131	154	1,104	1,318
	$2,546	$2,599	$14,364	$14,640	$19,254	$19,987

(1)
See above regarding the reclassification of the Company’s previously reported Market Optimization segment.

Goodwill, Property, Plant and Equipment and Total Assets by Geographic Region

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2024	2023	2024	2023	2024	2023

United States	$1,938	$1,938	$13,302	$13,178	$16,320	$16,500
Canada	608	661	1,062	1,462	2,934	3,487
	$2,546	$2,599	$14,364	$14,640	$19,254	$19,987

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues

	USA Operations			Canadian Operations
For the years ended December 31	2024	2023	2022	2024	2023	2022

Revenues from Customers
Product revenues (1)
Oil	$4,549	$4,444	$4,537	$10	$3	$3
NGLs	740	679	1,049	992	1,029	1,363
Natural gas	318	458	1,107	741	1,192	2,119
Sales of purchased product (1)	1,449	2,590	3,650	136	259	430
Service revenues
Gathering and processing	5	5	3	3	2	2
	$7,061	$8,176	$10,346	$1,882	$2,485	$3,917

	Corporate & Other			Consolidated
	2024	2023	2022	2024	2023	2022

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$-	$4,559	$4,447	$4,540
NGLs	-	-	-	1,732	1,708	2,412
Natural gas	-	-	-	1,059	1,650	3,226
Sales of purchased product (1)	-	-	-	1,585	2,849	4,080
Service revenues
Gathering and processing	-	-	-	8	7	5
	$-	$-	$-	$8,943	$10,661	$14,263
(1)
See Note 2 regarding the reclassification of the Company’s previously reported Market Optimization segment.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, sales of purchased product, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at December 31, 2024, receivables and accrued revenues from contracts with customers were $921 million (2023 - $1,070 million).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at December 31, 2024.

As at December 31, 2024, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

For the years ended December 31	2024	2023	2022

Interest Expense on:
Debt	$403	$343	$297
Finance leases (See Note 14)	1	2	2
Other	8	10	12
	$412	$355	$311

For the year ended December 31, 2024, interest expense on debt includes $12 million related to bridge loan financing fees incurred in contemplation of the announced Montney Acquisition as defined in Note 15.

For the year ended December 31, 2022, interest expense on debt includes $22 million related to premiums paid to repurchase certain of the Company’s senior notes in the open market as discussed in Note 15. Additionally, interest expense on debt for the year ended December 31, 2022, includes a make-whole interest payment of $47 million resulting from the early redemption of certain of the Company's senior notes and $30 million in non-cash fair value amortization related to the redemption of those senior notes which were previously acquired through a business combination (see Note 15).

5.	Foreign Exchange (Gain) Loss, Net

For the years ended December 31	2024	2023	2022

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$92	$(20)	$14
Translation of intercompany notes	(57)	14	-
	35	(6)	14
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	(1)	(2)	8
U.S. dollar risk management contracts issued from Canada	3	8	5
Intercompany notes	(41)	8	-
Other Monetary Revaluations	(15)	11	(12)
	$(19)	$19	$15

6.	Income Taxes

The provision for income taxes is as follows:

For the years ended December 31	2024	2023	2022

Current Tax
United States	$8	$12	$10
Canada	74	269	-
Total Current Tax Expense (Recovery)	82	281	10

Deferred Tax
United States	228	248	(275)
Canada	(84)	(104)	188
Total Deferred Tax Expense (Recovery)	144	144	(87)
Income Tax Expense (Recovery)	$226	$425	$(77)

During the year ended December 31, 2024, the current income tax expense was primarily due to the Canadian earnings subject to current tax and the impact of the corporate alternative minimum tax (“CAMT”) in the U.S. During the year ended December 31, 2023, the current income tax expense was primarily due to the full utilization of Ovintiv’s operating losses in Canada and recognition of prior year deferred income, resulting in current tax in 2023. During the year ended December 31, 2022, the current income tax expense was primarily due to state taxes.

During the year ended December 31, 2024, the deferred tax expense was primarily due to taxes on U.S. earnings, partially offset by deferred tax recovery in Canada due to ceiling test impairments.

During the year ended December 31, 2023, the deferred tax expense was primarily due to taxes on U.S. earnings, offset by the recognition of U.S. research and development credits of $136 million. In addition, the deferred tax recovery in Canada was primarily from the recognition of prior year deferred income as discussed above.

The following table reconciles income taxes calculated at the applicable statutory rate with the actual income taxes:

For the years ended December 31	2024	2023	2022

Net Earnings (Loss) Before Income Tax	$1,351	$2,510	$3,560
United States Federal Statutory Rate	21.0%	21.0%	21.0%
Expected Income Tax Expense (Recovery)	284	527	748
Effect on Taxes Resulting From:
State income tax	15	23	26
Income tax related to foreign operations	(14)	20	60
Research & development credits	(67)	(128)	-
Non-taxable items	(5)	10	246
Amounts in respect of prior periods	5	(19)	101
U.S. international tax	40	8	22
Change in valuation allowance	(45)	(18)	(1,299)
Other	13	2	19
	$226	$425	$(77)
Effective Tax Rate	16.7%	16.9%	(2.2%)

During the year ended December 31, 2024, a valuation allowance of $45 million was reversed primarily related to utilization of Canadian net capital losses. During the year ended December 31, 2023, a valuation allowance of $18 million was reversed primarily related to operating losses and utilization of Canadian net capital losses. During the year ended December 31, 2022, a valuation allowance of $1,299 million was reversed of which $1,028 million was recognized as a result of positive earnings in the U.S. and Canada. Deferred income tax assets are routinely assessed for realizability, and consequently, after weighing both positive and negative evidence, the Company reversed an additional $271 million of the valuation allowance primarily due to positive forecasted earnings in the U.S.

The effective tax rate of 16.7 percent for the year ended December 31, 2024 is lower than the U.S. federal statutory tax rate of 21 percent primarily due the recognition of U.S. research and development credits.

The effective tax rate of 16.9 percent for the year ended December 31, 2023 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the recognition of U.S. research and development credits described above. The effective tax rate of (2.2) percent for the year ended December 31, 2022 is lower than the U.S. federal statutory tax rate of 21 percent primarily due to reductions in valuation allowances offset by certain non-taxable items.

The net deferred income tax asset (liability) consists of:

As at December 31	2024	2023

Deferred Income Tax Assets
Property, plant and equipment	$27	$-
Risk management	6	-
Interest and other deferred deductions	40	-
Net operating and net capital losses carried forward	1,665	1,874
General business credits	200	146
CAMT credits	40	-
Compensation plans	45	60
Other	-	15
Less: valuation allowance	(1,204)	(1,340)

Deferred Income Tax Liabilities
Property, plant and equipment	(971)	(744)
Risk management	(17)	(49)
Other	(23)	(19)
Net Deferred Income Tax Asset (Liability)	$(192)	$(57)

As at December 31, 2024, Ovintiv has a valuation allowance against certain U.S. state losses in the amount of $29 million (2023 - $39 million) and Canadian net capital losses in the amount of $1,175 million (2023 - $1,301 million) as it is more likely than not that these benefits will not be realized based on expected future taxable earnings as determined in accordance with the Company’s accounting policies.

The net deferred income tax asset (liability) for the following jurisdictions is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2024	2023

Deferred Income Tax Assets
United States	$-	$53
Canada	10	-
	10	53

Deferred Income Tax Liabilities
United States	$(202)	$(28)
Canada	-	(82)
	(202)	(110)
Net Deferred Income Tax Asset (Liability)	$(192)	$(57)

Tax basis, loss carryforwards and credits available are as follows:

As at December 31	2024	Expiration Date

United States
Tax basis	$8,831	Indefinite
Net operating losses (federal)	2,103	2025 - 2038 (1)
General business credits	200	2032 - 2044
CAMT credits	40	Indefinite
Canada
Tax basis	$1,013	Indefinite
Net capital losses	4,957	Indefinite

(1) Includes net operating losses of $1,187 million which have an indefinite expiration date.

The Company has recorded a deferred income tax liability of $11 million on the undistributed earnings from its foreign investments. As at December 31, 2024, the Company had a taxable temporary difference of approximately $137 million (2023 ‑ $705 million) in respect of unremitted earnings that continue to be permanently reinvested for which a deferred income tax liability of $7 million (2023 - $35 million) has not been recognized and becomes subject to taxation upon the remittance of dividends. The deferred tax liability considers U.S. federal, state and foreign withholding tax implications.

The following table presents changes in the balance of Ovintiv’s unrecognized tax benefits excluding interest:

For the years ended December 31	2024	2023

Balance, Beginning of Year	$(187)	$(9)
Additions for tax positions taken in the current year	(39)	(184)
Additions for tax positions of prior years	(24)	-
Reductions for tax positions of prior years	4	-
Settlements	-	6
Balance, End of Year	$(246)	$(187)

The unrecognized tax benefit is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2024	2023

Income Tax Payable	$(2)	$(2)
Other Liabilities and Provisions	(12)	(16)
Deferred Income Tax Liability	(232)	(169)
Balance, End of Year	$(246)	$(187)

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained upon audit by the taxing authorities. During the year ended December 31, 2024, the Company recorded unrecognized tax benefits of $59 million (2023 - $184 million).

If recognized, all of Ovintiv’s unrecognized tax benefits as at December 31, 2024, would affect Ovintiv’s effective income tax rate. The nature of the unrecognized tax benefits is highly uncertain. As at December 31, 2024, Ovintiv does not anticipate that the amount of unrecognized tax benefits will significantly change during the next 12 months.

Ovintiv may recognize interest accrued in respect of unrecognized tax benefits in interest expense. During 2024, Ovintiv recognized an expense of $1 million (2023 - nil; 2022 - nil) in interest expense. As at December 31, 2024, Ovintiv had a liability of $1 million (2023 - nil) for interest accrued in respect of unrecognized tax benefits.

Included below is a summary of the tax years, by jurisdiction, that remain statutorily open for examination by the taxing authorities.

Jurisdiction	Taxation Year

United States - Federal	2020 - 2024
United States - State	2019 - 2024
Canada - Federal	2016 - 2024
Canada - Provincial	2016 - 2024

Ovintiv and its subsidiaries file income tax returns in the U.S. and Canada. Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion.

7.	Accounts Receivable and Accrued Revenues

As at December 31	2024	2023

Trade Receivables and Accrued Revenues
Production accruals	$747	$900
Purchased product accruals	174	170
Joint interest and trade receivables	132	244
Corporate and other	37	19
Total Trade Receivables and Accrued Revenues	1,090	1,333
Prepaids	56	55
Deposits and Other	42	59
	1,188	1,447
Expected Credit Loss Allowance	(5)	(5)
	$1,183	$1,442

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

Ovintiv’s estimated credit loss allowance is estimated using historical loss information, current industry conditions and payment practices, as well as reasonable and supportable forecasts of future economic conditions. Credit risk is assessed based on days outstanding and utilizes both internal credit assessments and publicly available credit information. As at December 31, 2024, the current period expected credit loss allowance was $5 million (2023 ‑ $5 million). See Note 25 for more information on credit risk exposures.

8.	Acquisitions and Divestitures

For the years ended December 31	2024	2023	2022

Acquisitions
USA Operations	$200	$271	$277
Canadian Operations	5	6	9
Total Acquisitions	205	277	286

Divestitures
USA Operations	(7)	(771)	(230)
Canadian Operations	-	(1)	2
Total Divestitures	(7)	(772)	(228)
Net Acquisitions & (Divestitures)	$198	$(495)	$58

ACQUISITIONS

Acquisitions in the USA Operations in 2024 primarily included property purchases in Permian with oil and liquids‑rich potential. Acquisitions in the USA Operations in 2023 primarily included property purchases in Permian and Uinta with oil and liquids‑rich potential. Acquisitions in the USA Operations in 2022 primarily included property purchases in Permian with oil and liquids‑rich potential.

DIVESTITURES

In 2024, divestitures in the USA Operations primarily included the sale of certain properties that did not complement Ovintiv’s existing portfolio of assets.

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

During 2024, Ovintiv also received settlement proceeds of approximately $156 million related to the previous dispositions of certain legacy assets. Accordingly, the total net proceeds of $156 million has been recognized as a gain within Other (gains) losses, net in the Company’s Consolidated Statement of Earnings and is included in Proceeds from divestitures in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2024.

9.	Business Combination

Acquisition of Midland Basin Assets (“Permian Acquisition”)

On June 12, 2023, Ovintiv completed a business combination to purchase all of the outstanding equity interests in seven Delaware limited liability companies (“Permian LLCs”) pursuant to the purchase agreement with Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC and Piedra Energy IV Holdings, LLC, which were portfolio companies of funds managed by EnCap Investments L.P (“EnCap”). The Company paid aggregate cash consideration of approximately $3.2 billion and issued approximately 31.8 million shares of Ovintiv common stock, representing a value of approximately $1.2 billion. The cash portion of the consideration was funded through a combination of net proceeds from the Company’s May 2023 senior notes offering (see Note 15), net proceeds from the sale of Bakken during the second quarter of 2023 (see Note 8), cash on hand and proceeds from short-term borrowings. During the period from June 12, 2023 to December 31, 2023, transaction costs of approximately $76 million were included in administrative expense.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information combines the historical financial results of Ovintiv with the Permian LLCs and has been prepared as though the acquisition and the associated debt issuance described in Note 15 had occurred on January 1, 2023. The pro forma information is not intended to reflect the actual results of operations that would have occurred if the Permian Acquisition had been completed at the date indicated. In addition, the pro forma information is not intended to be a projection of Ovintiv’s results of operations for any future period.

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred of approximately $76 million for the year ended December 31, 2023. The pro forma financial information does not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been incurred to integrate the assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the period presented, as they were primarily acreage acquisitions, and their results were not deemed material. Ovintiv’s consolidated results for the year ended December 31, 2024, include the results from the Permian LLCs.

For the year ended December 31 (US$ millions, except per share amounts)	2023

Revenues	$11,485
Net Earnings (Loss)	$2,315

Net Earnings (Loss) per Share
Basic	$8.43
Diluted	8.31

10.	Property, Plant and Equipment, Net

As at December 31	2024			2023
	Cost	Accumulated DD&A	Net	Cost	Accumulated DD&A	Net

USA Operations
Proved properties	$50,246	$(37,770)	$12,476	$47,440	$(35,799)	$11,641
Unproved properties	741	-	741	1,449	-	1,449
Other (1)	48	(2)	46	41	(2)	39
	51,035	(37,772)	13,263	48,930	(35,801)	13,129

Canadian Operations
Proved properties	15,763	(14,821)	942	16,644	(15,332)	1,312
Unproved properties	23	-	23	37	-	37
Other (1)	10	(5)	5	13	(5)	8
	15,796	(14,826)	970	16,694	(15,337)	1,357

Corporate & Other	807	(676)	131	853	(699)	154
	$67,638	$(53,274)	$14,364	$66,477	$(51,837)	$14,640

(1)
See Note 2 regarding the reclassification of the Company’s previously reported Market Optimization segment.

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $181 million, which have been capitalized during the year ended December 31, 2024 (2023 - $177 million).

For the year ended December 31, 2024, Ovintiv recognized a before-tax non-cash ceiling test impairment of $450 million in the Canadian Operations (2023 - nil; 2022 - nil). The non-cash ceiling test impairment is included with accumulated DD&A in the table above and primarily resulted from the decline in the 12-month average trailing prices, which reduced proved reserves.

The 12-month average trailing prices used in the ceiling test calculations reflect benchmark prices adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality. The benchmark prices are disclosed in Note 29.

11.	Other Assets

As at December 31	2024	2023

Operating Lease ROU Assets (See Note 14)	$788	$894
Long-Term Investments	33	26
Long-Term Receivables	2	37
Deferred Charges	49	44
Other (1)	93	14
	$965	$1,015
(1)
Includes funds paid by the Company and held in escrow related to the Company’s previously announced Montney Acquisition (as defined in Note 15) at December 31, 2024.

12.	Goodwill

As at December 31	2024	2023

United States
Balance, beginning and end of year	$1,938	$1,938

Canada
Balance, beginning of year	661	646
Foreign currency translation adjustment	(53)	15
Balance, end of year	608	661
Total Goodwill	$2,546	$2,599

The Company had no additions or dispositions relating to goodwill during 2024 or 2023. The change in the Canada goodwill balance reflects movement due to foreign currency translation.

Goodwill was assessed for impairment as at December 31, 2024, and December 31, 2023. The fair values of the United States and Canada reporting units were determined to be greater than the respective carrying values of the reporting units. Accordingly, no goodwill impairments were recognized.

13.	Accounts Payable and Accrued Liabilities

As at December 31	2024	2023

Trade Payables	$435	$586
Capital Accruals	193	239
Royalty and Production Accruals	696	775
Purchased Product Accruals	155	179
Outstanding Disbursements	47	45
Payroll & Other Accruals	188	191
Interest Payable	107	115
Derivative Settlements	3	-
Current Portion of Long-Term Incentive Costs (See Note 22)	10	14
Other Derivative Contracts (See Notes 24, 25)	-	4
Current Portion of Finance Lease Obligations (See Note 14)	8	7
Current Portion of Asset Retirement Obligation (See Note 17)	41	54
	$1,883	$2,209

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

As at December 31 (US$ millions, unless otherwise specified)	2024	2023

Consolidated Balance Sheet (1):
Operating Lease ROU Assets, in Other Assets	$788	$894
Finance Lease ROU Assets, in Other Property Plant and Equipment	12	17

Operating Lease Liabilities:
Current	82	87
Long-term	737	832

Finance Lease Liabilities:
Current, in accounts payable and accrued liabilities	8	7
Long-term, in other liabilities and provisions	12	20

Weighted Average Discount Rate
Operating leases	5.42%	5.45%
Finance leases	6.11%	6.11%
Weighted Average Remaining Lease Term
Operating leases	12.1 years	12.8 years
Finance leases	2.5 years	3.5 years
(1)
Total ROU assets and liabilities are recorded at the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

For the years ended December 31	2024	2023

Lease Costs (1):
Operating Lease Costs, Excluding Short-Term Leases	$271	$180

Finance Lease Costs:
Amortization of ROU assets	5	5
Interest on lease liabilities	1	2
Total Finance Lease Costs	6	7

Short-Term Lease Costs	259	232
Variable Lease Costs	117	41

Sublease Income:
Operating lease income	53	50
Variable lease income	21	21

Other Information (2):
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash outflows from operating leases	198	182
Investing cash outflows from operating leases	326	225
Operating cash outflows from finance leases	1	2
Financing cash outflows from finance leases	7	6

Supplemental Non-Cash Information:
New ROU operating lease assets and liabilities	46	113
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

Operating lease expense is reflected in the Consolidated Statement of Earnings as follows:

For the years ended December 31	2024	2023

Operating Lease Expense
Transportation and processing	$2	$4
Operating	101	82
Administrative	101	101
Total Operating Lease Expense	$204	$187

The following table outlines the Company’s future lease payments and lease liabilities related to the Company’s operating and finance leases as at December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter	Total

Operating Leases (1)
Expected Future Lease Payments	$124	$98	$87	$85	$81	$652	$1,127
Less: Discounting							308
Present Value of Future Operating
Lease Payments							$819

Sublease Income (undiscounted)	$(40)	$(41)	$(41)	$(39)	$(36)	$(311)	$(508)

Finance Leases
Expected Future Lease Payments	$9	$9	$4	$-	$-	$-	$22
Less: Discounting							2
Present Value of Future Finance
Lease Payments							$20

Sublease Income (undiscounted) (2)	$(8)	$(8)	$(3)	$-	$-	$-	$(19)
(1)
Lease payments are presented based on the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.
(2)
Classified as operating lease.

There are no material commitments for leases with terms greater than one year that have not yet commenced at December 31, 2024.

15.	Long-Term Debt

As at December 31	Note	2024	2023

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	A	$-	$284
U.S. Unsecured Notes:	B
5.65% due May 15, 2025		600	600
5.375% due January 1, 2026		459	459
5.65% due May 15, 2028		700	700
8.125% due September 15, 2030		300	300
7.20% due November 1, 2031		350	350
7.375% due November 1, 2031		500	500
6.25% due July 15, 2033		600	600
6.50% due August 15, 2034		599	599
6.625% due August 15, 2037		390	390
6.50% due February 1, 2038		430	430
5.15% due November 15, 2041		148	148
7.10% due July 15, 2053		400	400
Total Principal	F	5,476	5,760

Increase in Value of Debt Acquired	C	16	22
Unamortized Debt Discounts and Issuance Costs	D	(39)	(45)
Total Long-Term Debt		$5,453	$5,737

Current Portion	E	$600	$284
Long-Term Portion		4,853	5,453
		$5,453	$5,737

A)
REVOLVING CREDIT AND TERM LOAN BORROWINGS

At December 31, 2024, Ovintiv had in place committed revolving U.S. dollar denominated bank credit facilities totaling $3.5 billion, which included $2.2 billion on a revolving bank credit facility for Ovintiv Inc. and $1.3 billion on a revolving bank credit facility for a Canadian subsidiary. The facilities are extendible from time to time, but not more than once per year, for a period not longer than five years plus 90 days from the date of the extension request, at the option of the lenders and upon notice from Ovintiv. The facilities were renewed in 2024, mature in December 2029, and are fully revolving up to maturity. In conjunction with the renewal, the Company incurred $9 million in fees which were capitalized within Other Assets in the Consolidated Balance Sheet and will be amortized over the life of the credit facilities.

The Ovintiv Inc. facility, which remained unused as at December 31, 2024, is unsecured and bears interest at either the lenders’ U.S. base rate or SOFR, plus applicable margins. The Canadian subsidiary facility, which remained unused as at December 31, 2024, is unsecured and bears interest at the lenders’ rates for Canadian prime, U.S. base rate, SOFR or CORRA, plus applicable margins.

Ovintiv is subject to a financial covenant in its credit facility agreements whereby financing debt to adjusted capitalization cannot exceed 60 percent. Financing debt primarily includes total long-term debt and finance lease obligations. Adjusted capitalization is calculated as the sum of total financing debt, shareholders’ equity and a $7.7 billion equity adjustment for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. As at December 31, 2024, the Company is in compliance with all financial covenants.

On November 14, 2024, the Company announced it had entered into a definitive purchase agreement, valued at approximately $2.377 billion (C$3.325 billion), to acquire certain Montney assets from Paramount Resources Ltd. (“Montney Acquisition”). On December 10, 2024, the Company entered into two term facilities which consist of a $1.5 billion 364‑day Asset Sale Term Facility and a $1.0 billion 2‑year Term Facility, to be available to fund the Montney Acquisition. As at December 31, 2024, the Company had no outstanding borrowings under the term facilities. On January 22, 2025, following the closing of the Company’s previously announced Uinta disposition, the $1.5 billion 364‑day Asset Sale Term Facility was terminated and on January 31, 2025, following the closing of the Montney Acquisition, the $1.0 billion 2‑year Term Facility was terminated (See Note 28).

Standby fees paid in 2024 relating to revolving credit and term loan agreements were approximately $8 million (2023 ‑ $8 million; 2022 - $8 million) and were included in interest expense in the Consolidated Statement of Earnings.

B)
UNSECURED NOTES

Shelf Prospectus

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the United States. The U.S. shelf registration statement expires in March 2026. The ability to issue securities under the U.S. shelf registration statement is dependent upon market conditions and securities law requirements.

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

C)
INCREASE IN VALUE OF DEBT ACQUIRED

Certain of the notes and debentures of the Company were acquired in business combinations and were accounted for at their fair value at the dates of acquisition. The difference between the fair value and the principal amount of the debt is being amortized over the remaining life of the outstanding debt acquired, which has a weighted average remaining life of approximately four years.

D)
UNAMORTIZED DEBT DISCOUNTS AND ISSUANCE COSTS

Long-term debt premiums and discounts are capitalized within long-term debt and are being amortized using the effective interest method. During 2024, no debt discounts or issuance costs were incurred related to long term-debt. During 2023, $22 million in debt discounts and issuance costs were capitalized related to the U.S. unsecured notes issued in May 2023. Issuance costs are amortized over the term of the related debt.

E)
CURRENT PORTION OF LONG-TERM DEBT

As at December 31, 2024, the current portion of long-term debt was $600 million (2023 - $284 million).

F)
PROJECTED DEBT PAYMENTS

	Principal	Interest
As at December 31	Amount	Amount

2025	$600	$334
2026	459	305
2027	-	292
2028	700	272
2029	-	253
Thereafter	3,717	1,711
Total	$5,476	$3,167

As at December 31, 2024, total long-term debt had a carrying value of $5,453 million and a fair value of $5,649 million (2023 - carrying value of $5,737 million and a fair value of $5,989 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

16.	Other Liabilities and Provisions

As at December 31	2024	2023

Finance Lease Obligations (See Note 14)	$12	$20
Unrecognized Tax Benefits (See Note 6)	12	16
Pensions and Other Post-Employment Benefits (See Note 23)	74	74
Other	16	22
	$114	$132

17.	Asset Retirement Obligation

As at December 31	2024	2023

Asset Retirement Obligation, Beginning of Year	$330	$326
Liabilities Incurred	9	6
Liabilities Acquired (See Note 9)	-	28
Liabilities Settled and Divested	(52)	(66)
Change in Estimated Future Cash Outflows	64	13
Accretion Expense	19	19
Foreign Currency Translation	(14)	4
Asset Retirement Obligation, End of Year	$356	$330

Current Portion (See Note 13)	$41	$54
Long-Term Portion	315	276
	$356	$330

18.	Share Capital

AUTHORIZED

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

ISSUED AND OUTSTANDING

As at December 31	2024		2023		2022
	Number (millions)	Amount	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	271.7	$3	245.7	$3	258.0	$3
Shares of Common Stock Purchased	(12.7)	-	(9.9)	-	(14.7)	-
Shares of Common Stock Issued	1.4	-	35.9	-	2.4	-
Shares of Common Stock Outstanding, End of Year	260.4	$3	271.7	$3	245.7	$3

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

NORMAL COURSE ISSUER BID AND OTHER SHARE BUYBACKS

On September 26, 2024, Ovintiv announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock over a 12-month period from October 3, 2024 to October 2, 2025.

During the year ended December 31, 2024, under its 2023 NCIB program which extended from October 3, 2023 to October 2, 2024, the Company purchased approximately 12.7 million shares for total consideration of approximately $597 million. Of the amount paid, $127 thousand was charged to share capital and $597 million was charged to paid in surplus.

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

DIVIDENDS

During the year ended December 31, 2024, the Company declared and paid dividends of $1.20 per share of common stock, totaling $316 million (2023 - $1.15 per share of common stock, totaling $307 million; 2022 - $0.95 per share of common stock, totaling $239 million).

The quarterly dividend payment in 2024 was $0.30 per share of common stock. Ovintiv’s quarterly dividend payment in 2023 was $0.25 per share of common stock in the first quarter and $0.30 per share of common stock for each of the second, third and fourth quarters. Ovintiv’s quarterly dividend payment in 2022 was $0.20 per share of common stock in the first quarter and $0.25 per share of common stock for each of the second, third and fourth quarters.

On February 26, 2025, the Board of Directors declared a dividend of $0.30 per share of common stock payable on March 31, 2025, to shareholders of record as of March 14, 2025.

EARNINGS PER SHARE OF COMMON STOCK

The following table presents the calculation of net earnings (loss) per share of common stock:

For the years ended December 31 (US$ millions, except per share amounts)	2024	2023	2022

Net Earnings (Loss)	$1,125	$2,085	$3,637

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	264.6	259.9	253.6
Effect of dilutive securities	2.8	4.0	4.8
Weighted Average Shares of Common Stock Outstanding - Diluted	267.4	263.9	258.4

Net Earnings (Loss) per Share of Common Stock
Basic	$4.25	$8.02	$14.34
Diluted	4.21	7.90	14.08

STOCK-BASED COMPENSATION PLANS

Ovintiv’s Performance Share Unit (“PSU”) and Restricted Share Unit (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 1.4 million shares of common stock during the year ended December 31, 2024 (2023 - 4.1 million shares of common stock) as certain PSU and RSU grants vested during the year. Certain PSUs and RSUs are classified as equity-settled if the Company has sufficient common stock held in reserve for issuance. These awards are included in the calculation of fully diluted net earnings (loss) per share of common stock, using the treasury stock method, if dilutive.

Ovintiv’s stock options with associated Tandem Stock Appreciation Rights (“TSARs”) give the employee the right to purchase shares of common stock of the Company or receive cash. Historically, most holders of options have elected to exercise their TSARs in exchange for a cash payment. As a result, outstanding options are not considered potentially dilutive securities.

An aggregate of 7.4 million shares of common stock is authorized and held in reserve for issuance, of which 2.9 million shares of common stock remain available for issuance under the Company’s stock-based compensation plans as at December 31, 2024. Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders. As at December 31, 2024, there were no changes to Ovintiv’s compensation plans and the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

See Note 22 for further information on Ovintiv’s outstanding and exercisable TSARs, PSUs and RSUs.

19.	Accumulated Other Comprehensive Income

For the years ended December 31	2024	2023	2022

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$1,000	$937	$1,044
Change in Foreign Currency Translation Adjustment	(269)	63	(107)
Balance, End of Year	$731	$1,000	$937

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$50	$54	$48

Other Comprehensive Income Before Reclassifications:
Net actuarial gains and (losses) (See Note 23)	2	3	13
Income taxes	-	(1)	(3)

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 23)	(7)	(8)	(6)
Income taxes	1	2	2

Balance, End of Year	$46	$50	$54
Total Accumulated Other Comprehensive Income	$777	$1,050	$991

20.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at December 31, 2024, VMLP provides approximately 1,153 MMcf/d of natural gas gathering and compression and 913 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from seven to 21 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $940 million as at December 31, 2024. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 27 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at December 31, 2024, accounts payable and accrued liabilities included $20 million related to the take or pay commitment and payout of minimum costs.

21.	Restructuring Charges

In October 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. The Company incurred total restructuring charges of $27 million, before tax, related to severance costs. As at December 31, 2024, $19 million remained accrued and is expected to be paid in 2025.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Consolidated Statement of Earnings.

For the years ended December 31	2024	2023	2022

Severance and Outplacement	$27	$-	$-
Restructuring Expenses	$27	$-	$-

As at December 31	2024	2023	2022

Outstanding Restructuring Accrual, Beginning of Year	$-	$-	$3
Restructuring Expenses Incurred	27	-	-
Restructuring Costs Paid	(8)	-	(3)
Outstanding Restructuring Accrual, End of Year (1)	$19	$-	$-

(1) Included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

22.	Compensation Plans

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

As at December 31, 2024, there were no changes to Ovintiv’s compensation plans and the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

The Company has recognized the following share-based compensation costs:

For the years ended December 31	2024	2023	2022

Total Compensation Costs of Transactions Classified as Cash-Settled	$(1)	$(22)	$152
Total Compensation Costs of Transactions Classified as Equity-Settled	92	98	82
Less: Total Share-Based Compensation Costs Capitalized	(25)	(29)	(32)
Total Share-Based Compensation Expense (Recovery)	$66	$47	$202

Recognized in the Consolidated Statement of Earnings in:
Operating	$26	$25	$38
Administrative	40	22	164
	$66	$47	$202

As at December 31, 2024, the liability for cash-settled share-based payment transactions totaled $10 million (2023 ‑ $14 million), which is recognized in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

The following sections outline certain information related to Ovintiv’s compensation plans as at December 31, 2024.

A)
STOCK APPRECIATION RIGHTS

U.S. dollar denominated SARs were historically granted to eligible U.S.-based employees, which entitle the employee to receive a cash payment equal to the excess of the market price of Ovintiv’s shares of common stock at the time of exercise over the original grant price of the right. SARs granted vest and are exercisable at 30 percent of the number granted after one year, an additional 30 percent of the number granted after two years, are fully exercisable after three years and expire seven years after the date granted. SARs are classified as a liability and remeasured at the end of each reporting period.

The following table summarizes information related to the U.S. dollar denominated SARs:

As at December 31	2024			2023
	Outstanding SARs (thousands of units)	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)	Outstanding SARs (thousands of units)	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	496	44.77	1.5	530	44.17
Granted	-	-		-	-
Exercised (1)	(31)	35.80		(20)	20.91
Forfeited	(5)	54.35		(14)	56.95
Expired	(112)	58.75		-	-
Outstanding, End of Year (2)	348	40.91	0.9	496	44.77	1.5
Vested and Exercisable, End of Year (3)	348	40.91	0.9	496	44.77	1.5

(1)
The intrinsic value of option awards exercised and cash-settled during 2024 was nil (2023 - $1 million; 2022 - $11 million).
(2)
The intrinsic value of option awards outstanding at December 31, 2024, was $2 million (2023 - $5 million).
(3)
The intrinsic value of option awards vested and exercisable at December 31, 2024, was $2 million (2023 - $5 million).

The following weighted average assumptions were used to determine the fair value of SARs outstanding:

	US$ Share Units
As at December 31	2024	2023	2022

Risk Free Interest Rate	2.92%	3.95%	4.02%
Dividend Yield	2.96%	2.73%	1.97%
Expected Volatility Rate (1)	46.02%	52.32%	107.80%
Expected Term	0.7 yrs	1.1 yrs	1.6 yrs
Market Share Price	US$40.50	US$43.92	US$50.71
Weighted Average Grant Date Fair Value	US$40.91	US$44.77	US$44.17
(1)
Volatility was estimated using historical rates.

As at December 31, 2024, and 2023, there were no unvested SARs outstanding and no associated unrecognized compensation costs.

B)
TANDEM STOCK APPRECIATION RIGHTS

All options to purchase shares of common stock historically issued to eligible Canadian-based employees under Ovintiv’s Stock Option Plan have associated TSARs attached. In lieu of exercising the option, the associated TSARs give the option holder the right to purchase shares of common stock of the Company or receive a cash payment equal to the excess of the market price of Ovintiv’s shares of common stock at the time of exercise over the original grant price. TSARs granted vest and are exercisable at 30 percent of the number granted after one year, an additional 30 percent of the number granted after two years, are fully exercisable after three years and expire seven years after the date granted. TSARs are classified as a liability and remeasured at the end of each reporting period.

The following table summarizes information related to the TSARs:

As at December 31	2024			2023
	Outstanding TSARs (thousands of units)	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)	Outstanding TSARs (thousands of units)	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	262	62.45	1.3	290	60.31
Granted	-	-		-	-
Exercised - SARs (1)	(20)	63.06		(23)	32.67
Exercised - Options (1)	-	-		-	-
Forfeited	-	-		(5)	72.77
Expired	(82)	77.15		-	-
Outstanding, End of Year (2)	160	54.84	0.8	262	62.45	1.3
Vested and Exercisable, End of Year (3)	160	54.84	0.8	262	62.45	1.3

(1)
The intrinsic value of option awards exercised and cash-settled during 2024 was nil (2023 - nil; 2022 - $6 million).
(2)
The intrinsic value of option awards outstanding at December 31, 2024, was $1 million (2023 - $2 million).
(3)
The intrinsic value of option awards vested and exercisable at December 31, 2024, was $1 million (2023 - $2 million).

The following weighted average assumptions were used to determine the fair value of TSARs outstanding:

	C$ Share Units
As at December 31	2024	2023	2022

Risk Free Interest Rate	2.92%	3.95%	4.02%
Dividend Yield	2.82%	2.78%	1.90%
Expected Volatility Rate (1)	42.83%	48.87%	106.16%
Expected Term	0.6 yrs	0.9 yrs	1.5 yrs
Market Share Price	C$58.23	C$58.16	C$68.56
Weighted Average Grant Date Fair Value	C$54.84	C$62.45	C$60.31
(1)
Volatility was estimated using historical rates.

As at December 31, 2024, and 2023, there were no unvested TSARs outstanding and no associated unrecognized compensation costs.

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

The following tables summarize information related to the PSUs:

As at December 31	2024		2023 (1)
U.S. Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	1,307	33.91	2,261	20.17
Granted	416	43.90	1,248	21.38
Vested and Released (2)	(761)	23.08	(2,202)	12.65
Units, in Lieu of Dividends	28	46.13	37	33.41
Forfeited	(47)	44.80	(37)	36.59
Unvested and Outstanding, End of Year	943	46.86	1,307	33.91

As at December 31	2024		2023 (1)
Canadian Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	487	45.30	1,048	24.74
Granted	149	59.49	614	26.20
Vested and Released (2)	(259)	29.04	(1,176)	16.95
Units, in Lieu of Dividends	10	62.10	14	43.74
Forfeited	(22)	62.40	(13)	48.70
Unvested and Outstanding, End of Year	365	62.10	487	45.30

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
(2)
During the year ended December 31, 2024, performance shares that vested and were cash-settled resulted in payments of $36 million (2023 ‑ $22 million; 2022 - $22 million).

As at December 31, 2024, there were approximately $22 million of unrecognized compensation costs (2023 ‑ $25 million) related to unvested PSUs. The costs are expected to be recognized over a weighted average period of 1.7 years.

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

The following table summarizes information related to the DSUs:

(thousands of units)	U.S. Dollar Denominated Outstanding DSUs		Canadian Dollar Denominated Outstanding DSUs
As at December 31	2024	2023	2024	2023

Vested and Outstanding, Beginning of Year	18	10	147	188
Granted	5	7	2	-
Converted from Bonus Awards	-	-	-	-
Units, in Lieu of Dividends	1	1	4	5
Redeemed (1)	-	-	(7)	(46)
Vested and Outstanding, End of Year (2)	24	18	146	147
(1)
During the year ended December 31, 2024, deferred shares that vested and were cash-settled resulted in payments of nil (2023 ‑ $2 million, 2022 ‑ $1 million).
(2)
The intrinsic value of deferred shares outstanding at December 31, 2024, was $7 million (2023 - $7 million).

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

The following tables summarize information related to the RSUs:

As at December 31	2024		2023 (1)
U.S. Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	2,225	39.11	3,369	25.48
Granted	1,050	49.30	1,155	43.72
Units, in Lieu of Dividends	55	47.06	64	38.74
Vested and Released (2)	(1,269)	34.87	(2,200)	20.61
Forfeited	(183)	46.61	(163)	39.61
Unvested and Outstanding, End of Year	1,878	47.24	2,225	39.11

As at December 31	2024		2023 (1)
Canadian Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	982	51.93	1,540	32.65
Granted	420	67.13	463	60.28
Units, in Lieu of Dividends	23	63.43	28	51.65
Vested and Released (2)	(550)	45.80	(1,002)	26.23
Forfeited	(77)	63.12	(47)	50.16
Unvested and Outstanding, End of Year	798	63.47	982	51.93

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
(2)
During the year ended December 31, 2024, restricted shares that vested and were cash-settled resulted in payments of $7 million (2023 ‑ $18 million; 2022 - $51 million).

As at December 31, 2024, there were approximately $40 million of unrecognized compensation costs (2023 ‑ $43 million) related to unvested RSUs. The costs are expected to be recognized over a weighted average period of 1.4 years.

23.	Pension and Other Post-Employment Benefits

Ovintiv sponsors defined benefit and defined contribution plans, providing pension and other post-employment benefits (“OPEB”) to its employees in the U.S. and Canada. As of January 1, 2003, the defined benefit pension plan was closed to new entrants. The average remaining service period of active employees participating in the defined benefit pension plan is five years and the average remaining life expectancy of inactive employees is 13 years. The average remaining service period of the active employees participating in the OPEB plan is 10 years.

The Company is required to file an actuarial valuation of its pension plans with the provincial regulator at least every three years, or more frequently if directed by the regulator. The most recent filing was dated December 31, 2023, and the next required filing is expected to be as at December 31, 2026.

The following tables set forth changes in the benefit obligations and fair value of plan assets for the Company’s defined benefit pension and other post-employment benefit plans for the years ended December 31, 2024 and 2023, as well as the funded status of the plans and amounts recognized in the Consolidated Financial Statements as at December 31, 2024 and 2023.

	Defined Benefits		OPEB
As at December 31	2024	2023	2024	2023

Change in Benefit Obligations
Projected Benefit Obligation, Beginning of Year	$138	$140	$48	$50
Service Cost	-	-	2	2
Interest Cost	6	7	2	2
Actuarial (Gains) Losses	3	3	(1)	1
Exchange Differences	(11)	4	(1)	-
Employee Contributions	-	-	1	1
Benefits Paid	(12)	(13)	(6)	(8)
Settlement	-	(3)	-	-
Projected Benefit Obligation, End of Year	$124	$138	$45	$48

Change in Plan Assets
Fair Value of Plan Assets, Beginning of Year	$123	$124	$-	$-
Actual Return on Plan Assets	9	12	-	-
Exchange Differences	(10)	3	-	-
Employee Contributions	-	-	1	1
Employer Contributions	-	-	5	7
Benefits Paid	(12)	(13)	(6)	(8)
Settlement	-	(3)	-	-
Fair Value of Plan Assets, End of Year	$110	$123	$-	$-

Funded Status of Plan Assets, End of Year	$(14)	$(15)	$(45)	$(48)

Total Recognized Amounts in the
Consolidated Balance Sheet Consist of:
Other Assets	$6	$5	$-	$-
Current Liabilities	-	-	(5)	(6)
Non-Current Liabilities	(20)	(20)	(40)	(42)
Total	$(14)	$(15)	$(45)	$(48)

Total Recognized Amounts in Accumulated
Other Comprehensive Income Consist of:
Net Actuarial (Gains) Losses	$13	$15	$(73)	$(79)
Net Prior Service Costs	(7)	(8)	7	7
Total Recognized in Accumulated Other Comprehensive
Income, Before Tax	$6	$7	$(66)	$(72)

The accumulated defined benefit obligation for all defined benefit plans was $169 million as at December 31, 2024 (2023 - $186 million).

The following table sets forth the defined benefit plans where the accumulated benefit obligation and projected benefit obligation are in excess of the fair value of the plan assets:

	Defined Benefits		OPEB
As at December 31	2024	2023	2024	2023

Projected Benefit Obligation	$(40)	$(44)	$(45)	$(48)
Accumulated Benefit Obligation	(40)	(44)	(45)	(48)
Fair Value of Plan Assets (1)	20	24	-	-
(1)
The Company does not aggregate benefit plans.

Following are the weighted average assumptions used by the Company in determining the defined benefit pension and other post-employment benefit obligations:

	Defined Benefits		OPEB
For the years ended December 31	2024	2023	2024	2023

Discount Rate	4.50%	4.60%	5.12%	4.90%
Rates of Increase in Compensation Levels	3.37%	3.24%	4.93%	4.93%

The following sets forth the total benefit plans expense recognized by the Company:

	Pension Benefits			OPEB
For the years ended December 31	2024	2023	2022	2024	2023	2022

Net Defined Periodic Benefit Cost	$1	$2	$-	$(3)	$(4)	$(3)
Defined Contribution Plan Expense	26	25	24	-	-	-
Total Benefit Plans Expense	$27	$27	$24	$(3)	$(4)	$(3)

Of the total benefit plans expense, $23 million (2023 - $22 million; 2022 - $22 million) was included in operating expense and $5 million (2023 - $5 million; 2022 - $4 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $4 million (2023 - $4 million; 2022 - $5 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost is as follows:

	Defined Benefits			OPEB
For the years ended December 31	2024	2023	2022	2024	2023	2022

Service Cost	$-	$-	$-	$2	$2	$2
Interest Cost	6	7	5	2	2	2
Expected Return on Plan Assets	(5)	(5)	(6)	-	-	-
Amounts Reclassified from Accumulated
Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	1	(7)	(8)	(7)
Total Net Defined Periodic Benefit Cost (1)	$1	$2	$-	$(3)	$(4)	$(3)

(1)
The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

Actuarial losses related to changes in the projected benefit obligations for the Company’s defined benefit pension plans were due to a decrease in the discount rate used to measure the obligations. Actuarial gains related to changes in projected benefit obligations for the Company’s OPEB plans were due to an increase in the discount rate used to measure the obligations.

The amounts recognized in other comprehensive income are as follows:

	Defined Benefits			OPEB
For the years ended December 31	2024	2023	2022	2024	2023	2022

Net Actuarial (Gains) Losses	$(1)	$(4)	$-	$(1)	$1	$(13)
Amortization of Net Actuarial Gains and (Losses)	-	-	(1)	7	8	7
Total Amounts Recognized in Other Comprehensive
(Income) Loss, Before Tax	$(1)	$(4)	$(1)	$6	$9	$(6)
Total Amounts Recognized in Other Comprehensive
(Income) Loss, After Tax	$(1)	$(3)	$(1)	$5	$7	$(5)

Following are the weighted average assumptions used by the Company in determining the net periodic pension and other post-retirement benefit costs:

	Defined Benefits			OPEB
For the years ended December 31	2024	2023	2022	2024	2023	2022

Discount Rate	4.50%	5.10%	5.10%	4.96%	5.30%	2.46%
Long-Term Rate of Return on Plan Assets	4.00%	3.85%	3.85%	-	-	-
Rates of Increase in Compensation Levels	3.37%	3.24%	3.24%	4.93%	4.93%	4.83%

The Company’s assumed health care cost trend rates are as follows:

For the years ended December 31	2024	2023	2022

Health Care Cost Trend Rate for Next Year	7.04%	6.96%	6.16%
Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2032	2030	2027

The Company does not expect to contribute to its defined benefit pension plans in 2025. The Company’s OPEB plans are funded on an as required basis.

The following provides an estimate of benefit payments for the next 10 years. These estimates reflect benefit increases due to continuing employee service.

	Defined Benefit Pension Payments	Other Benefit Payments

2025	$12	$5
2026	12	4
2027	11	4
2028	11	4
2029	11	4
2030 - 2034	48	17

The Company’s registered and other defined benefit pension plan assets are presented by investment asset category and input level within the fair value hierarchy as follows:

As at December 31	2024
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$13	$-	$-	$13
Fixed Income	-	61	-	61
Equity	-	36	-	36
Fair Value of Plan Assets, End of Year	$13	$97	$-	$110

As at December 31	2023
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$15	$2	$-	$17
Fixed Income	-	68	-	68
Equity	-	38	-	38
Fair Value of Plan Assets, End of Year	$15	$108	$-	$123

Fixed Income investments consist of Canadian bonds issued by investment grade companies. Equity investments consist of international securities and securities held in the U.S. The fair values of these securities are based on dealer quotes, quoted market prices and net asset values.

Registered pension plan assets were invested by the Company in the following as at December 31, 2024: 66 percent Bonds (2023 - 68 percent), 31 percent U.S. and Foreign Equity (2023 - 31 percent) and three percent Cash and Cash Equivalents (2023 ‑ one percent). The expected long-term rate of return is 5.0 percent. The expected rate of return on pension plan assets is based on historical and projected rates of return for each asset class in the plan investment portfolio. The actual return on plan assets was $9 million (2023 ‑ $12 million). The asset allocation structure is subject to diversification requirements and constraints, which reduce risk by limiting exposure to individual equity investment, credit rating categories and foreign currency exposure.

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

As at December 31, 2024	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$116	$-	$116	$(6)	$110
Foreign Currency Derivatives:
Current assets	-	-	-	-	(2)	(2)

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$26	$-	$26	$(6)	$20
Long-term liabilities	-	21	-	21	-	21
Foreign Currency Derivatives:
Current liabilities	-	89	-	89	(2)	87

As at December 31, 2023	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$188	$16	$204	$(1)	$203
Long-term assets	-	5	-	5	(1)	4
Foreign Currency Derivatives:
Current assets	-	11	-	11	-	11

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$1	$-	$1	$(1)	$-
Long-term liabilities	-	3	-	3	(1)	2

Other Derivative Contracts (2)
Current in accounts payable and accrued liabilities	$-	$4	$-	$4	$-	$4

(1)
Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.
(2)
Includes credit derivatives associated with certain prior years' divestitures.

The Company’s Level 2 risk management assets and liabilities consist of commodity fixed price contracts, NYMEX three-way options, WTI three-way options, foreign currency swaps and basis swaps with terms to 2027. Level 2 also included financial guarantee contracts before they expired in June 2024 as discussed in Note 25. The Company uses discounted cash flow and option-pricing models for fair valuing commodity derivatives. The fair value models use inputs such as contracted notional volumes, market future prices, maturities, credit adjusted risk free rates, and market-based implied volatility factors. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

During 2024, the Company transferred all remaining WTI three-way options from Level 3 into Level 2 as a result of the availability of more observable inputs, such as volatility and comparable contract terms, from independent active markets.

The three-way options are a combination of a sold call, a bought put and a sold put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with partial downside price protection through the put options.

Level 3 Fair Value Measurements

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Risk Management
	2024	2023

Balance, Beginning of Year	$16	$12
Total Gains (Losses)	14	2
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	9	2
Transfers Out of Level 3 (1)	(39)	-
Balance, End of Year	$-	$16

Change in Unrealized Gains (Losses) During the
Year Included in Net Earnings (Loss)	$23	$4

(1)
During 2024, the Company transferred all remaining WTI three-way options from Level 3 into Level 2 as a result of the availability of more observable inputs, such as volatility and comparable contract terms, from independent active markets.

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

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as fixed price contracts and options. Ovintiv has also entered into basis swaps to manage against widening price differentials between various production areas and benchmark price points.

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2024, the Company has entered into $100 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3875 to US$1, which mature monthly throughout the first half of 2025.

Additionally, on November 14, 2024, the Company announced the Montney Acquisition (see Note 15). To manage the foreign exchange risk associated with purchasing an asset denominated in Canadian dollars, the Company entered into $2.4 billion notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3825 to US$1. These swaps were settled ahead of the transaction close on January 31, 2025 (see Note 28).

RISK MANAGEMENT POSITIONS AS AT DECEMBER 31, 2024

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
WTI Fixed Price (1)	15.6 Mbbls/d	2025	66.61	$(17)
WTI Fixed Price (1)	17.6 Mbbls/d	2026	64.55	(11)
WTI Fixed Price (1)	11.6 Mbbls/d	2027	63.45	(5)

WTI Three-Way Options
Sold call / bought put / sold put	48.2 Mbbls/d	2025	82.31 / 65.00 / 50.00	12
Oil and NGLs Fair Value Position				(21)

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price (1)	19 MMcf/d	2025	3.38	(1)
NYMEX Fixed Price (1)	19 MMcf/d	2026	3.38	(3)
NYMEX Fixed Price (1)	14 MMcf/d	2027	3.40	(2)

NYMEX Three-Way Options
Sold call / bought put / sold put	500 MMcf/d	2025	4.54 / 3.00 / 2.25	(5)

Basis Contracts (2)		2025		101
Natural Gas Fair Value Position				90

Foreign Currency Contracts
Fair Value Position (3)		2025		(89)
Total Fair Value Position				$(20)

(1)
The WTI and NYMEX fixed price contracts at December 31, 2024, were executed on behalf of the purchaser for the Company’s previously announced Uinta divestiture and were novated to the purchaser upon close of the transaction on January 22, 2025 (see Note 28).
(2)
Ovintiv has entered into natural gas basis swaps associated with AECO and NYMEX.
(3)
Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

EARNINGS IMPACT OF REALIZED AND UNREALIZED GAINS (LOSSES) ON RISK MANAGEMENT POSITIONS

For the years ended December 31	2024	2023	2022

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$271	$(43)	$(2,608)
Foreign Currency Derivatives:
Foreign exchange	(3)	(8)	(5)
Interest Rate Derivatives:
Interest rate (2)	-	1	-
	$268	$(50)	$(2,613)

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (3)	$(136)	$194	$741
Foreign Currency Derivatives:
Foreign exchange	(100)	21	(15)
	$(236)	$215	$726

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (3)	$135	$151	$(1,867)
Foreign Currency Derivatives:
Foreign exchange	(103)	13	(20)
Interest Rate Derivatives:
Interest rate (2)	-	1	-
	$32	$165	$(1,887)

(1)
Includes a realized gain of $4 million for the year ended December 31, 2024 (2023 - gain of $1 million; 2022 - gain of $6 million) related to other derivative contracts.
(2)
The interest rate swap in 2023 was executed and settled in relation to the senior notes issuance described in Note 15. The gain was recognized in interest expense.
(3)
There were no unrealized gains or losses related to other derivative contracts for the year ended December 31, 2024 (2023 - nil; 2022 - loss of $2 million).

RECONCILIATION OF UNREALIZED RISK MANAGEMENT POSITIONS FROM JANUARY 1 TO DECEMBER 31

	2024		2023	2022
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$212
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Year	32	$32	$165	$(1,887)
Settlement of Other Derivative Contracts	4
Fair Value of Contracts Realized During the Year	(268)	(268)	50	2,613
Fair Value of Contracts, End of Year	$(20)	$(236)	$215	$726

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 24 for a discussion of fair value measurements.

UNREALIZED RISK MANAGEMENT POSITIONS

As at December 31	2024	2023

Risk Management Assets
Current	$108	$214
Long-term	-	4
	108	218

Risk Management Liabilities
Current	107	-
Long-term	21	2
	128	2

Other Derivative Contract Liabilities
Current in accounts payable and accrued liabilities	-	4
	-	4
Net Risk Management Assets (Liabilities) and Other Derivative Contracts	$(20)	$212

C)
CREDIT RISK

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance, and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at December 31, 2024, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $116 million and $108 million, respectively, as disclosed in Note 24. The Company had no significant credit derivatives in place and held no collateral at December 31, 2024.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at December 31, 2024, approximately 94 percent (2023 - 91 percent) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

During 2015 and 2017, the Company entered into agreements resulting from divestitures, which required Ovintiv to fulfill certain payment obligations on the take or pay volume commitments assumed by the purchasers. The circumstances that would require Ovintiv to perform under the agreements included events where a purchaser failed to make payment to the guaranteed party and/or a purchaser was subject to an insolvency event. The agreements had a fair value of $4 million as at December 31, 2023, and expired in June 2024.

26.	Supplementary Information

Supplemental disclosures to the Consolidated Statement of Cash Flows are presented below:

A)
NET CHANGE IN NON-CASH WORKING CAPITAL

For the years ended December 31	2024	2023	2022

Operating Activities
Accounts receivable and accrued revenues	$256	$352	$(304)
Accounts payable and accrued liabilities	(247)	(304)	50
Current portion of operating lease liabilities	(6)	11	14
Income tax receivable and payable	(250)	271	53
	$(247)	$330	$(187)

B)
NON-CASH ACTIVITIES

For the years ended December 31	2024	2023	2022

Non-Cash Operating Activities
ROU operating lease assets and liabilities (See Note 14)	$(46)	$(113)	$(75)
Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 17)	$9	$6	$4
Asset retirement obligation change in estimated future cash outflows (See Note 17)	64	13	58
Property, plant and equipment accruals	(34)	26	35
Capitalized long-term incentives	(8)	(3)	4
Property additions/dispositions, including swaps	122	29	126
Non-Cash Financing Activities
Shares of common stock issued in conjunction with the Permian Acquisition (See Note 9)	$-	$(1,169)	$-

C)
SUPPLEMENTARY CASH FLOW INFORMATION

For the years ended December 31	2024	2023	2022

Interest Paid	$426	$308	$376
Income Taxes (Recovered), net of Amounts Paid	$295	$(19)	$(38)

27.	Commitments and Contingencies

COMMITMENTS

The following table outlines the Company’s commitments as at December 31, 2024:

	Expected Future Payments
(undiscounted)	2025	2026	2027	2028	2029	Thereafter	Total

Transportation and Processing	$655	$642	$552	$444	$388	$1,783	$4,464
Drilling and Field Services	260	9	-	-	-	-	269
Building Leases & Other Commitments	13	7	6	6	4	8	44
Total	$928	$658	$558	$450	$392	$1,791	$4,777

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

28.	Subsequent Events

Divestiture of Uinta

On January 22, 2025, the Company closed its previously announced Uinta divestiture for proceeds of approximately $2.0 billion, before closing and other adjustments. Ovintiv also announced the termination of the $1.5 billion 364‑day Asset Sale Term Facility, which was anticipated to partially finance the Company’s Montney Acquisition (see Note 15). In conjunction with the Uinta divestiture, the WTI- and NYMEX-based fixed price contracts that Ovintiv held at December 31, 2024, were novated to the purchaser (see Note 25).

Montney Acquisition

On January 31, 2025, the Company closed its previously announced Montney Acquisition for cash consideration of approximately $2.307 billion (C$3.325 billion), before closing and other adjustments. Ovintiv funded the acquisition using proceeds from the divestiture of Uinta, cash on hand and proceeds from short-term borrowings. Accordingly, the Company also announced the termination of the $1.0 billion Two Year Term Facility (see Note 15). In conjunction with the closing of the Montney Acquisition, the Company settled its $2.4 billion notional U.S. dollar denominated currency swaps (see Note 25), and recognized a realized foreign exchange loss of approximately $97 million.

29.	Supplementary Oil and Gas Information (unaudited)

The unaudited supplementary information on oil and natural gas exploration and production activities for 2024, 2023 and 2022 has been presented in accordance with the FASB’s ASC Topic 932, “Extractive Activities - Oil and Gas” and the SEC’s final rule, “Modernization of Oil and Gas Reporting”. Disclosures by geographic area include the United States and Canada.

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

The following reference prices were utilized in the determination of reserves and future net revenue:

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

Reserves Pricing (1)
2024	$75.48	$99.60	$2.13	$1.26
2023	78.22	104.61	2.64	2.78
2022	93.82	121.18	6.36	5.65

(1)
All prices were held constant in all future years when estimating net revenues and reserves.

PROVED RESERVES (1)

(12-MONTH AVERAGE TRAILING PRICES)

	Oil (MMbbls)			NGLs (MMbbls)			Natural Gas (Bcf)			Total (MMBOE)
	United States	Canada	Total	United States	Canada	Total	United States	Canada	Total
2022
Beginning of year	557.5	1.1	558.6	434.7	170.0	604.7	2,536	4,033	6,570	2,258.2
Revisions and improved recovery (2)	(65.1)	(0.3)	(65.5)	2.9	(36.0)	(33.2)	38	(582)	(544)	(189.2)
Extensions and discoveries	95.2	-	95.2	37.2	31.3	68.5	237	1,005	1,241	370.6
Purchase of reserves in place	15.8	-	15.8	13.7	1.7	15.4	72	16	88	45.9
Sale of reserves in place	(20.2)	(0.6)	(20.8)	(0.7)	(0.6)	(1.3)	(5)	(16)	(22)	(25.7)
Production	(48.0)	-	(48.0)	(29.9)	(17.3)	(47.3)	(180)	(366)	(545)	(186.2)
End of year	535.2	0.1	535.3	457.8	149.0	606.9	2,698	4,090	6,789	2,273.6
Developed	257.2	0.1	257.3	288.3	71.2	359.5	1,755	2,276	4,031	1,288.7
Undeveloped	278.0	-	278.0	169.5	77.8	247.4	943	1,814	2,757	984.9
Total	535.2	0.1	535.3	457.8	149.0	606.9	2,698	4,090	6,789	2,273.6
2023
Beginning of year	535.2	0.1	535.3	457.8	149.0	606.9	2,698	4,090	6,789	2,273.6
Revisions and improved recovery (2)	(134.0)	-	(134.0)	(89.1)	(6.2)	(95.4)	(460)	(21)	(482)	(309.6)
Extensions and discoveries	64.7	-	64.7	23.3	20.4	43.6	146	916	1,061	285.3
Purchase of reserves in place	160.0	-	160.0	46.6	1.1	47.7	201	17	218	243.9
Sale of reserves in place	(49.1)	-	(49.1)	(28.9)	-	(28.9)	(137)	-	(137)	(100.8)
Production	(58.0)	-	(58.0)	(31.2)	(17.4)	(48.6)	(189)	(411)	(599)	(206.5)
End of year	518.8	0.1	518.9	378.4	146.9	525.3	2,259	4,591	6,850	2,185.9
Developed	277.6	0.1	277.7	275.7	78.0	353.7	1,695	2,590	4,286	1,345.6
Undeveloped	241.2	-	241.2	102.7	68.9	171.6	564	2,000	2,565	840.2
Total	518.8	0.1	518.9	378.4	146.9	525.3	2,259	4,591	6,850	2,185.9
2024
Beginning of year	518.8	0.1	518.9	378.4	146.9	525.3	2,259	4,591	6,850	2,185.9
Revisions and improved recovery (2)	2.9	0.1	2.9	129.1	(43.7)	85.4	639	(2,476)	(1,837)	(217.9)
Extensions and discoveries	118.0	0.3	118.3	58.2	13.6	71.8	346	315	660	300.1
Purchase of reserves in place	1.8	-	1.8	1.0	-	1.0	6	1	7	4.0
Sale of reserves in place	(0.3)	-	(0.3)	(0.4)	-	(0.4)	(2)	-	(2)	(1.0)
Production	(61.4)	(0.1)	(61.5)	(31.8)	(17.1)	(48.9)	(197)	(425)	(621)	(214.1)
End of year	579.8	0.2	580.0	534.5	99.7	634.2	3,052	2,005	5,057	2,057.1
Developed	273.7	0.2	274.0	336.2	59.9	396.1	1,953	1,269	3,222	1,207.1
Undeveloped	306.0	-	306.0	198.4	39.8	238.2	1,099	736	1,835	850.0
Total	579.8	0.2	580.0	534.5	99.7	634.2	3,052	2,005	5,057	2,057.1

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

Total Proved reserves decreased 128.8 MMBOE including production of 214.1 MMBOE in 2024 due to the following:

•
Revisions and improved recovery of oil and NGLs were positive primarily due to positive revisions other than price of 97.5 MMBOE, and changes in the approved development plan of 17.9 MMBOE, partially offset by lower 12-month average trailing prices of 27.1 MMBOE. Revisions and improved recovery of natural gas were negative primarily due to lower 12-month average trailing prices of 1,914 Bcf (319.1 MMBOE), and changes in the approved development plan of 239 Bcf (39.8 MMBOE), partially offset by positive revisions other than price of 316 Bcf (52.7 MMBOE).
•
Extensions and discoveries of oil, NGLs and natural gas increased proved reserves by 300.1 MMBOE due to successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans in Permian, Montney and Uinta.

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

	United States			Canada
	2024	2023	2022	2024	2023	2022

Future Cash Inflows	$52,682	$47,946	$74,567	$6,562	$19,697	$29,149
Less Future:
Production costs	15,122	14,405	17,043	3,959	8,147	8,173
Development costs	10,269	8,849	8,951	1,537	2,264	2,142
Income taxes	3,690	2,735	9,333	94	2,016	4,182
Future Net Cash Flows	23,601	21,957	39,240	972	7,270	14,652
Less 10% annual discount for estimated
timing of cash flows	10,741	10,182	20,272	160	2,963	6,121
Discounted Future Net Cash Flows	$12,860	$11,775	$18,968	$812	$4,307	$8,531

				Total
				2024	2023	2022

Future Cash Inflows				$59,244	$67,643	$103,716
Less Future:
Production costs				19,081	22,552	25,216
Development costs				11,806	11,113	11,093
Income taxes				3,784	4,751	13,515
Future Net Cash Flows				24,573	29,227	53,892
Less 10% annual discount for estimated
timing of cash flows				10,901	13,145	26,393
Discounted Future Net Cash Flows				$13,672	$16,082	$27,499

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

	United States			Canada
	2024	2023	2022	2024	2023	2022

Balance, Beginning of Year	$11,775	$18,968	$14,291	$4,307	$8,531	$4,484
Changes Resulting From:
Sales of oil and gas produced during the year (1)	(3,984)	(3,969)	(5,023)	(580)	(1,067)	(2,344)
Discoveries and extensions, net of related costs	2,106	1,141	2,735	152	1,059	2,635
Purchases of proved reserves in place	34	2,440	661	-	24	58
Sales and transfers of proved reserves in place	(11)	(1,765)	(278)	-	-	(28)
Net change in prices and production costs (1)	(1,704)	(5,730)	9,075	(1,700)	(6,867)	5,543
Revisions to quantity estimates	2,148	(5,250)	(712)	(3,073)	(143)	(961)
Accretion of discount	1,286	2,290	1,630	549	1,094	545
Development costs incurred during the year	1,850	2,184	1,475	441	575	339
Changes in estimated future development costs	(67)	(1,384)	(2,965)	(393)	(120)	(303)
Other	-	1	(2)	(1)	-	-
Net change in income taxes	(573)	2,849	(1,919)	1,110	1,221	(1,437)
Balance, End of Year	$12,860	$11,775	$18,968	$812	$4,307	$8,531

				Total
				2024	2023	2022

Balance, Beginning of Year				$16,082	$27,499	$18,775
Changes Resulting From:
Sales of oil and gas produced during the year (1)				(4,564)	(5,036)	(7,367)
Discoveries and extensions, net of related costs				2,258	2,200	5,370
Purchases of proved reserves in place				34	2,464	719
Sales and transfers of proved reserves in place				(11)	(1,765)	(306)
Net change in prices and production costs (1)				(3,404)	(12,597)	14,618
Revisions to quantity estimates				(925)	(5,393)	(1,673)
Accretion of discount				1,835	3,384	2,175
Development costs incurred during the year				2,291	2,759	1,814
Changes in estimated future development costs				(460)	(1,504)	(3,268)
Other				(1)	1	(2)
Net change in income taxes				537	4,070	(3,356)
Balance, End of Year				$13,672	$16,082	$27,499
(1)
See Note 2 regarding the reclassification of the Company’s previously reported Market Optimization segment.

RESULTS OF OPERATIONS

The following table sets forth revenue and direct cost information relating to the Company’s oil and natural gas exploration and production activities.

	United States			Canada
	2024	2023	2022	2024	2023	2022

Oil, NGL and Natural Gas Revenues (1)	$5,612	$5,586	$6,696	$1,746	$2,226	$3,487
Less:
Production, mineral and other taxes	319	327	401	14	15	14
Transportation and processing (2)	510	547	626	1,043	1,056	1,002
Operating (2)	799	743	646	109	88	127
Depreciation, depletion and amortization	1,971	1,519	861	297	286	235
Impairments	-	-	-	450	-	-
Accretion of asset retirement obligation	9	8	8	10	11	10
Operating Income (Loss)	2,004	2,442	4,154	(177)	770	2,099
Income Taxes	436	531	955	(42)	182	502
Results of Operations	$1,568	$1,911	$3,199	$(135)	$588	$1,597

				Total
				2024	2023	2022

Oil, NGL and Natural Gas Revenues (1)				$7,358	$7,812	$10,183
Less:
Production, mineral and other taxes				333	342	415
Transportation and processing (2)				1,553	1,603	1,628
Operating (2)				908	831	773
Depreciation, depletion and amortization				2,268	1,805	1,096
Impairments				450	-	-
Accretion of asset retirement obligation				19	19	18
Operating Income (Loss)				1,827	3,212	6,253
Income Taxes				394	713	1,457
Results of Operations				$1,433	$2,499	$4,796

(1)
Excludes gains (losses) on risk management and sales of volumes purchased from third-parties. See Note 2 regarding the reclassification of the Company’s previously reported Market Optimization segment.
(2)
Excludes costs related to the purchase and sale of third-party volumes.

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

	United States			Canada
	2024	2023	2022	2024	2023	2022

Proved Oil and Gas Properties	$50,246	$47,440	$41,382	$15,763	$16,644	$15,672
Unproved Oil and Gas Properties	741	1,449	1,127	23	37	45
Total Capital Cost	50,987	48,889	42,509	15,786	16,681	15,717
Accumulated DD&A	37,770	35,799	34,280	14,821	15,332	14,687
Net Capitalized Costs	$13,217	$13,090	$8,229	$965	$1,349	$1,030

				Total
				2024	2023	2022

Proved Oil and Gas Properties				$66,009	$64,084	$57,054
Unproved Oil and Gas Properties				764	1,486	1,172
Total Capital Cost				66,773	65,570	58,226
Accumulated DD&A				52,591	51,131	48,967
Net Capitalized Costs				$14,182	$14,439	$9,259

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

	United States			Canada
	2024	2023	2022	2024	2023	2022

Acquisition Costs
Unproved	$-	$1,063	$154	$-	$-	$-
Proved	200	3,868	123	5	6	9
Total Acquisition Costs	200	4,931	277	5	6	9
Exploration Costs	6	3	5	-	-	7
Development Costs	1,925	2,224	1,530	467	562	376
Total Costs Incurred	$2,131	$7,158	$1,812	$472	$568	$392

				Total
				2024	2023	2022

Acquisition Costs
Unproved				$-	$1,063	$154
Proved				205	3,874	132
Total Acquisition Costs				205	4,937	286
Exploration Costs				6	3	12
Development Costs				2,392	2,786	1,906
Total Costs Incurred				$2,603	$7,726	$2,204

COSTS NOT SUBJECT TO DEPLETION OR AMORTIZATION

Upstream costs in respect of significant unproved properties are excluded from the country cost center’s depletable base as follows:

As at December 31	2024	2023

United States	$741	$1,449
Canada	23	37
	$764	$1,486

The following is a summary of the costs related to Ovintiv’s unproved properties as at December 31, 2024:

	2024	2023	2022	Prior to 2022	Total

Acquisition Costs	$-	$539	$79	$99	$717
Exploration Costs	6	3	5	33	47
	$6	$542	$84	$132	$764

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

The $764 million of oil and natural gas properties not subject to depletion or amortization primarily includes leasehold and mineral costs related to acquisitions in Permian. These acquisition costs are associated with acquired acreage for which proved reserves have yet to be assigned from future development. The Company continually assesses the development timeline of the acquired acreage. The timing and amount of the transfer of property acquisition costs into the depletable base are based on several factors and may be subject to changes over time from drilling plans, drilling results, availability of capital, project economics and other assessments of the property. The inclusion of these acquisition costs in the depletable base is expected to occur within two years. The remaining costs excluded from depletion are related to properties which are not individually significant.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2024.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See “Report of Independent Registered Public Accounting Firm” under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Assessment of Internal Control over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

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

Other information required by this Item 10 is set forth in the section entitled “Corporate Governance” included in the Proxy Statement relating to the Company’s 2025 annual meeting of shareholders, which is incorporated herein by reference.

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

INSIDER TRADING POLICY

Ovintiv has adopted an insider trading policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons, as well as Welltower itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to us. The Insider Trading Policy applies to all directors, officers, employees and other covered persons, as well as Ovintiv and any subsidiaries, and is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the section entitled “Executive Compensation” included in the Proxy Statement relating to the Company’s 2025 annual meeting of shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 is set forth in the sections entitled “Securities Ownership” and “Securities Authorized for Issuance Under Equity Compensation Plans” included in the Proxy Statement relating to the Company’s 2025 annual meeting of shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is set forth in the section entitled “Corporate Governance” included in the Proxy Statement relating to the Company’s 2025 annual meeting of shareholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the section entitled “Audit Matters” included in the Proxy Statement relating to the Company’s 2025 annual meeting of shareholders, which is incorporated herein by reference.

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

3. Exhibits

The following documents are included as exhibits to this Form 10-K. Exhibits incorporated by reference are duly noted as such.

Exhibit No	Description
2.1**	Agreement of Purchase and Sale, dated as of November 13, 2024, by and among Paramount Resources Ltd., Ovintiv Canada ULC and Ovintiv Inc.
3.1	Ovintiv Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Ovintiv’s Current Report on Form 8-K12B filed on January 24, 2020, SEC File No. 001-39191).
3.2	Ovintiv Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ovintiv's Current Report on Form 8-K filed on December 19, 2022, SEC File No. 001-39191).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ovintiv’s Current Report on Form 8-K12B filed on January 24, 2020, SEC File No. 001-39191).
4.2	8.125% Notes due 2030 (incorporated by reference to Exhibit 4.5 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.3	7.2% Notes due 2031 (incorporated by reference to Exhibit 4.6 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.4	7.375% Notes due 2031 (incorporated by reference to Exhibit 4.7 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.5	6.50% Notes due 2034 (incorporated by reference to Exhibit 4.8 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.6	6.625% Notes due 2037 (incorporated by reference to Exhibit 4.9 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.7	6.50% Notes due 2038 (incorporated by reference to Exhibit 4.10 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.8	5.15% Notes due 2041 (incorporated by reference to Exhibit 4.11 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
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

10.3

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 10, 2024, among Ovintiv Inc., as Borrower, Ovintiv Canada ULC, as Guarantor, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Ovintiv’s Current Report on Form 8-K filed on December 12, 2024, SEC File No. 001-39191).

10.4

Amended and Restated Credit Agreement, dated as of April 1, 2022, among Ovintiv Canada ULC, as Borrower, Ovintiv Inc., as Guarantor, the financial institutions party thereto, as lenders, and Royal Bank of Canada, as administrative agent (incorporated by reference to Exhibit 4.3 to Ovintiv’s Current Report on Form 8-K filed on April 7, 2022, SEC File No. 001-39191).

10.5

First Amending Agreement to Amended and Restated Credit Agreement, dated as of June 26, 2024, among Ovintiv Canada ULC, as Borrower, Ovintiv Inc., as Guarantor, the financial institutions party thereto, as lenders, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Ovintiv’s Quarterly Report on Form 10-Q filed on July 30, 2024, SEC File No. 001-39191).

10.6

Second Amending Agreement to Amended and Restated Credit Agreement, dated as of December 10, 2024, among Ovintiv Canada ULC, as Borrower, Ovintiv Inc., as Guarantor, the financial institutions party thereto, as lenders, and Royal Bank of Canada, as Administrative Agent (incorporated by reference to Exhibit 10.4 to Ovintiv’s Current Report on Form 8-K filed on December 12, 2024, SEC File No. 001-39191).

10.7

Form of Commercial Paper Dealer Agreement between Ovintiv Inc., as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on January 29, 2020, SEC File No. 001-39191).

10.8

Form of Commercial Paper Dealer Agreement among Ovintiv Canada ULC, as Issuer, Ovintiv Inc., as Guarantor, and the Dealer party thereto (incorporated by reference to Exhibit 10.2 to Ovintiv’s Current Report on Form 8-K filed on January 29, 2020, SEC File No. 001-39191).

10.9*

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

10.13*

Deferred Share Unit Plan for Employees of Encana Corporation adopted with effect from December 18, 2002 and reflective of amendments made as of October 23, 2007, October 22, 2008, and July 20, 2010 (incorporated by reference to Exhibit 10.16 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).

10.14*

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

10.20*

Form of Stock Appreciation Rights Grant Agreement for stock appreciation rights granted under the Omnibus Incentive Plan of Encana Corporation (incorporated by reference to Exhibit 10.49 to Encana’s Annual Report on Form 10-K filed on February 28, 2019, SEC File No. 001-15226).

10.21*

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

10.25*

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

10.31	Second Amendment to Omnibus Incentive Plan of Ovintiv Inc. (incorporated by reference to Exhibit 10.1 to Ovintiv’s Quarterly Report on Form 10-Q filed on August 4, 2022, SEC File No. 001-39191).
10.32*

Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective June 30, 2020 (incorporated by reference to Exhibit 10.1 to Ovintiv’s Quarterly Report on Form 10-Q filed on July 31, 2020, SEC File No. 001-39191).

10.33*

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

10.35*

Second Amendment to U.S. Deferred Compensation Plan amended and restated effective April 1, 2018, dated effective January 1, 2021 (incorporated by reference to Exhibit 10.53 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.36*

Second Amending Agreement to Deferred Share Unit Plan for Employees of Ovintiv Inc. (incorporated by reference to Exhibit 10.54 to Ovintiv’s Annual Report on Form 10-K filed on February 18, 2021, SEC File No. 001-39191).

10.37*

Letter Agreement between Ovintiv Inc. and Brendan M. McCracken dated June 8, 2021 (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on June 11, 2021, SEC File No. 001-39191).

10.38*

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

10.41*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective November 1, 2021 (incorporated by reference to Exhibit 10.5 to Ovintiv’s Quarterly Report on Form 10-Q filed on November 4, 2021, SEC File No. 001-39191).

10.42*

Change in Control Agreement between Ovintiv Inc. and Meghan N. Eilers effective March 1, 2022 (incorporated by reference to Exhibit 10.40 to Ovintiv’s Annual Report on Form 10-K filed on February 27, 2023, SEC File No. 001-39191).

10.43*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Brendan M. McCracken effective February 27, 2024 (incorporated by reference to Exhibit 10.43 to Ovintiv’s Annual Report on Form 10-K filed on February 27, 2024, SEC File No. 001-39191).

10.44*

Second Amendment to Change in Control Agreement between Ovintiv Inc. and Corey D. Code effective February 27, 2024 (incorporated by reference to Exhibit 10.44 to Ovintiv’s Annual Report on Form 10-K filed on February 27, 2024, SEC File No. 001-39191).

10.45*

Second Amendment to Change in Control Agreement between Ovintiv Inc. and Gregory D. Givens effective February 27, 2024 (incorporated by reference to Exhibit 10.45 to Ovintiv’s Annual Report on Form 10-K filed on February 27, 2024, SEC File No. 001-39191).

10.46*

Second Amendment to Change in Control Agreement between Ovintiv Inc. and Rachel M. Moore effective February 27, 2024 (incorporated by reference to Exhibit 10.46 to Ovintiv’s Annual Report on Form 10-K filed on February 27, 2024, SEC File No. 001-39191).

10.47*

First Amendment to Change in Control Agreement between Ovintiv Inc. and Meghan N. Eilers effective February 27, 2024 (incorporated by reference to Exhibit 10.48 to Ovintiv’s Annual Report on Form 10-K filed on February 27, 2024, SEC File No. 001-39191).

10.48

Asset-Sale Term Credit Agreement, dated as of December 10, 2024, among Ovintiv, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on December 12, 2024, SEC File No. 001-39191).

10.49

Two-Year Term Credit Agreement, dated as of December 10, 2024, among Ovintiv, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Ovintiv’s Current Report on Form 8-K filed on December 12, 2024, SEC File No. 001-39191).

19.1	Securities Trading and Insider Reporting Policy of Ovintiv Inc.
21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of McDaniel & Associates Consultants Ltd.
23.3	Consent of Netherland, Sewell & Associates, Inc.
24.1	Power of Attorney (included on the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1

Amended and Restated Incentive Compensation Clawback Policy of Ovintiv Inc. (incorporated by reference to Exhibit 97.1 to Ovintiv’s Annual Report on Form 10-K filed on February 27, 2024, SEC File No. 001-39191).

99.1	Report of McDaniel & Associates Consultants Ltd.
99.2	Report of Netherland, Sewell & Associates, Inc.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

* Management contract or compensatory arrangement.

** Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Ovintiv Inc. hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

OVINTIV INC.
By:	/s/ Corey D. Code
Name: Corey D. Code
Title: Executive Vice-President & Chief Financial Officer

Dated: February 26, 2025

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

Signature	Capacity	Date
/s/ Peter A. Dea Peter A. Dea	Chairman of the Board of Directors	February 26, 2025
/s/ Brendan M. McCracken Brendan M. McCracken	President & Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
/s/ Corey D. Code Corey D. Code	Executive Vice-President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2025
/s/ Sippy Chhina Sippy Chhina	Director	February 26, 2025
/s/ Meg A. Gentle Meg A. Gentle	Director	February 26, 2025
/s/ Ralph Izzo Ralph Izzo	Director	February 26, 2025
/s/ Terri G. King Terri G. King	Director	February 26, 2025
/s/ Howard J. Mayson Howard J. Mayson	Director	February 26, 2025
/s/ Steven W. Nance Steven W. Nance	Director	February 26, 2025
/s/ Suzanne P. Nimocks Suzanne P. Nimocks	Director	February 26, 2025
/s/ George L. Pita George L. Pita	Director	February 26, 2025
/s/ Thomas G. Ricks Thomas G. Ricks	Director	February 26, 2025
/s/ Brian G. Shaw Brian G. Shaw	Director	February 26, 2025