Form 10-Q
period 2025-03-31
Ovintiv Inc.
filed 2025-05-06
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of April 25, 2025	259,815,014

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

The term “liquids” is used to represent oil, NGLs and condensate. The term “liquids-rich” is used to represent natural gas streams with associated liquids volumes. The term “play” is used to describe an area in which hydrocarbon accumulations or prospects of a given type occur. Ovintiv’s focus of development is on hydrocarbon accumulations known to exist over a large areal expanse and/or thick vertical section and are developed using hydraulic fracturing. This type of development typically has a lower geological and/or commercial development risk and lower average decline rate, when compared to conventional development.

References to information contained on the Company’s website at www.ovintiv.com are not incorporated by reference into, and does not constitute a part of, this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q, and the other documents incorporated herein by reference (if any), contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “on track,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10‑Q include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any future acquisition and divestiture transactions; the Company’s ability to successfully integrate any acquired assets into its business; drilling plans and programs, including the amount and availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including the cube development model, Trimulfrac and Simulfrac techniques and other new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated or desired benefits from acquisitions; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access credit facilities, debt and equity capital markets and other sources of liquidity; the ability of the Company to timely achieve its stated environmental, social and governance goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations, including the impact of changes in trade policies and tariffs; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase of the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. The risks and uncertainties that may affect the operations, performance and results of our business and forward-looking statements include, but are not limited to, those set forth in Item 1A. Risk Factors of the Company’s most recent Annual Report on Form 10‑K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”); and other risks and uncertainties impacting the Company’s business as described from time to time in the Company’s other periodic filings with the SEC or Canadian securities regulators.

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

The reader should carefully read the risk factors described in Item 1A. Risk Factors of the 2024 Annual Report on Form 10‑K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended
		March 31,
(US$ millions, except per share amounts)		2025	2024
Revenues	(Note 3)
Product and service revenues (1)	(Note 4)	$1,965	$1,938
Sales of purchased product (1)	(Note 4)	410	449
Gains (losses) on risk management, net	(Note 19)	(16)	(54)
Sublease revenues	(Note 10)	18	19
Total Revenues		2,377	2,352
Operating Expenses	(Note 3)
Production, mineral and other taxes		87	83
Transportation and processing		398	419
Operating	(Note 17)	205	243
Purchased product		402	440
Depreciation, depletion and amortization		545	566
Impairments	(Note 9)	730	-
Accretion of asset retirement obligation		6	5
Administrative	(Notes 16, 17)	93	102
Total Operating Expenses		2,466	1,858
Operating Income (Loss)		(89)	494
Other (Income) Expenses
Interest	(Note 5)	97	98
Foreign exchange (gain) loss, net	(Note 6)	10	(28)
Other (gains) losses, net		(3)	(4)
Total Other (Income) Expenses		104	66
Net Earnings (Loss) Before Income Tax		(193)	428
Income tax expense (recovery)	(Note 7)	(34)	90
Net Earnings (Loss)		$(159)	$338
Net Earnings (Loss) per Share of Common Stock	(Note 13)
Basic		$(0.61)	$1.25
Diluted		(0.61)	1.24
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 13)
Basic		260.4	269.7
Diluted		260.4	272.3
(1)
See Note 3 regarding the reclassification of the Company’s previously reported Market Optimization segment.

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2025	2024

Net Earnings (Loss)		$(159)	$338
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 14)	8	(76)
Pension and other post-employment benefit plans	(Note 14)	(1)	(1)
Other Comprehensive Income (Loss)		7	(77)
Comprehensive Income (Loss)		$(152)	$261

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		March 31,	December 31,
(US$ millions)		2025	2024

Assets
Current Assets
Cash and cash equivalents		$8	$42
Accounts receivable and accrued revenues (net of allowances
of $5 million (2024: $5 million))	(Note 4)	1,240	1,183
Risk management	(Notes 18, 19)	80	108
Income tax receivable		22	36
		1,350	1,369
Property, Plant and Equipment, at cost:	(Notes 8, 9)
Oil and natural gas properties, based on full cost accounting
Proved properties		67,253	66,009
Unproved properties		732	764
Other		848	865
Property, plant and equipment		68,833	67,638
Less: Accumulated depreciation, depletion and amortization		(54,562)	(53,274)
Property, plant and equipment, net	(Note 3)	14,271	14,364
Other Assets	(Note 8)	1,263	965
Deferred Income Taxes		184	10
Goodwill	(Note 3)	2,546	2,546
	(Note 3)	$19,614	$19,254

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,858	$1,883
Current portion of operating lease liabilities		102	82
Income tax payable		14	9
Risk management	(Notes 18, 19)	46	107
Current portion of long-term debt	(Note 11)	1,144	600
		3,164	2,681
Long-Term Debt	(Note 11)	4,394	4,853
Operating Lease Liabilities	(Note 8)	1,107	737
Other Liabilities and Provisions	(Note 12)	131	114
Risk Management	(Notes 18, 19)	13	21
Asset Retirement Obligation	(Note 8)	427	315
Deferred Income Taxes		298	202
		9,534	8,923
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2025 issued and outstanding: 261.1 million shares (2024: 260.4 million shares)	(Note 13)	3	3
Paid in surplus		8,024	8,045
Retained earnings		1,269	1,506
Accumulated other comprehensive income	(Note 14)	784	777
Total Shareholders’ Equity		10,080	10,331
		$19,614	$19,254

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2024		$3	$8,045	$1,506	$777	$10,331
Net Earnings (Loss)		-	-	(159)	-	(159)
Dividends on Shares of Common Stock ($0.30 per share)	(Note 13)	-	-	(78)	-	(78)
Equity-Settled Compensation Costs		-	(21)	-	-	(21)
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	7	7
Balance, March 31, 2025		$3	$8,024	$1,269	$784	$10,080

Three Months Ended March 31, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370
Net Earnings (Loss)		-	-	338	-	338
Dividends on Shares of Common Stock ($0.30 per share)	(Note 13)	-	-	(80)	-	(80)
Shares of Common Stock Purchased	(Note 13)	-	(250)	-	-	(250)
Equity-Settled Compensation Costs		-	(39)	-	-	(39)
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(77)	(77)
Balance, March 31, 2024		$3	$8,331	$955	$973	$10,262

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2025	2024

Operating Activities
Net earnings (loss)		$(159)	$338
Depreciation, depletion and amortization		545	566
Impairments	(Note 9)	730	-
Accretion of asset retirement obligation		6	5
Deferred income taxes	(Note 7)	(77)	58
Unrealized (gain) loss on risk management	(Note 19)	46	100
Unrealized foreign exchange (gain) loss	(Note 6)	(45)	(23)
Foreign exchange (gain) loss on settlements	(Note 6)	(42)	(2)
Other		-	(7)
Net change in other assets and liabilities		(11)	(12)
Net change in non-cash working capital	(Note 20)	(120)	(364)
Cash From (Used in) Operating Activities		873	659

Investing Activities
Capital expenditures	(Note 3)	(617)	(591)
Acquisitions	(Note 8)	(2,310)	(190)
Corporate acquisition		-	12
Proceeds from divestitures	(Note 8)	1,884	2
Net change in investments and other		148	6
Cash From (Used in) Investing Activities		(895)	(761)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 11)	85	461
Purchase of shares of common stock	(Note 13)	-	(250)
Dividends on shares of common stock	(Note 13)	(78)	(80)
Finance lease payments and other		(19)	(29)
Cash From (Used in) Financing Activities		(12)	102

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		-	2

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(34)	2
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		42	3
Cash, Cash Equivalents and Restricted Cash, End of Period		$8	$5

Cash, End of Period		$7	$3
Cash Equivalents, End of Period		1	2
Restricted Cash, End of Period		-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$8	$5

Supplementary Cash Flow Information	(Note 20)

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

The interim Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP and the rules and regulations of the SEC. Pursuant to these rules and regulations, certain information and disclosures normally required under U.S. GAAP have been condensed or have been disclosed on an annual basis only. Accordingly, the interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2024, which are included in Item 8 of Ovintiv’s 2024 Annual Report on Form 10‑K.

The interim Condensed Consolidated Financial Statements have been prepared following the same accounting policies and methods of computation as the annual audited Consolidated Financial Statements for the year ended December 31, 2024.

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

Changes in Accounting Policies and Practices

On January 1, 2025, Ovintiv adopted ASU 2023-09 “Improvements to Income Tax Disclosures” for annual disclosures. The standard requires disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The amendment requires the tabular rate reconciliation to be presented using both percentages and amounts, with additional separate disclosure for any reconciling items within certain categories equal to or greater than five percent of net earnings or loss before income tax and the applicable statutory federal income tax rate. The amendment also requires the disaggregation of income taxes paid by federal, state, and foreign jurisdictions, as well as additional disaggregated information on income taxes paid to an individual jurisdiction equal to or greater than five percent of total income taxes paid. Amendments will be applied prospectively and will not have a material impact on the Company’s annual Consolidated Financial Statements.

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

In 2024, Ovintiv reassessed its reportable segments and determined the Chief Operating Decision Makers (“CODMs”) no longer separately reviewed the Market Optimization operational results and activities. Accordingly, Ovintiv’s Market Optimization segment was reclassified to present the Company’s market optimization activities in their respective USA and Canadian operating segments, which they support. The Market Optimization revenues, which were previously included in Product and service revenues, are presented as Sales of purchased product in the Condensed Consolidated Statement of Earnings. In conjunction with this segment reclassification, intercompany marketing fees formerly transacted between operating segments are excluded from Product and service revenues, and Sales of purchased product. Prior periods have been reclassified for comparative purposes. Additionally, intersegment eliminations are no longer required in this Segmented Information note as marketing activities are reflected in the corresponding operating segment they relate to.

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

Results of Operations (For the three months ended March 31)

Segment Information

	USA Operations		Canadian Operations
	2025	2024	2025	2024

Revenues
Product and service revenues (1)	$1,312	$1,467	$653	$471
Sales of purchased product (1)	368	398	42	51
Gains (losses) on risk management, net	-	24	30	22
Sublease revenues	-	-	-	-
Total Revenues	1,680	1,889	725	544

Operating Expenses
Production, mineral and other taxes	83	80	4	3
Transportation and processing (1)	112	160	286	259
Operating (1)	169	216	36	27
Purchased product (1)	368	399	34	41
Depreciation, depletion and amortization	375	489	165	72
Impairments	-	-	730	-
Total Operating Expenses	1,107	1,344	1,255	402
Operating Income (Loss)	$573	$545	$(530)	$142

	Corporate & Other		Consolidated
	2025	2024	2025	2024

Revenues
Product and service revenues (1)	$-	$-	$1,965	$1,938
Sales of purchased product (1)	-	-	410	449
Gains (losses) on risk management, net	(46)	(100)	(16)	(54)
Sublease revenues	18	19	18	19
Total Revenues	(28)	(81)	2,377	2,352

Operating Expenses
Production, mineral and other taxes	-	-	87	83
Transportation and processing (1)	-	-	398	419
Operating (1)	-	-	205	243
Purchased product (1)	-	-	402	440
Depreciation, depletion and amortization	5	5	545	566
Impairments	-	-	730	-
Accretion of asset retirement obligation	6	5	6	5
Administrative	93	102	93	102
Total Operating Expenses	104	112	2,466	1,858
Operating Income (Loss)	$(132)	$(193)	(89)	494

Other (Income) Expenses
Interest			97	98
Foreign exchange (gain) loss, net			10	(28)
Other (gains) losses, net			(3)	(4)
Total Other (Income) Expenses			104	66
Net Earnings (Loss) Before Income Tax			(193)	428
Income tax expense (recovery)			(34)	90
Net Earnings (Loss)			$(159)	$338

(1)
See above regarding the reclassification of the Company’s previously reported Market Optimization segment.

Capital Expenditures by Segment

	Three Months Ended
	March 31,
	2025	2024

USA Operations	$458	$457
Canadian Operations	158	133
Corporate & Other	1	1
	$617	$591

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2025	2024	2025	2024	2025	2024

USA Operations	$1,938	$1,938	$11,447	$13,263	$14,309	$16,233
Canadian Operations	608	608	2,697	970	4,124	1,917
Corporate & Other	-	-	127	131	1,181	1,104
	$2,546	$2,546	$14,271	$14,364	$19,614	$19,254

4.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended March 31)

	USA Operations		Canadian Operations
	2025	2024	2025	2024

Revenues from Customers
Product revenues (1)
Oil	$975	$1,181	$2	$1
NGLs	190	188	323	234
Natural gas	145	97	327	235
Sales of purchased product (1)	368	398	42	51
Service revenues
Gathering and processing	2	1	1	1
	$1,680	$1,865	$695	$522

	Corporate & Other		Consolidated
	2025	2024	2025	2024

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$977	$1,182
NGLs	-	-	513	422
Natural gas	-	-	472	332
Sales of purchased product (1)	-	-	410	449
Service revenues
Gathering and processing	-	-	3	2
	$-	$-	$2,375	$2,387

(1)
See Note 3 regarding the reclassification of the Company’s previously reported Market Optimization segment.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, sales of purchased product, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at March 31, 2025, receivables and accrued revenues from contracts with customers were $926 million ($921 million as at December 31, 2024).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at March 31, 2025.

As at March 31, 2025, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended
	March 31,
	2025	2024

Interest Expense on:
Debt	$97	$97
Other	-	1
	$97	$98

For the three months ended March 31, 2025, interest expense on debt includes $5 million of financing fees associated with two term facilities which were terminated in January 2025, following the closing of the Uinta divestiture and the Montney Acquisition as described in Note 8.

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended
	March 31,
	2025	2024

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$(87)	$6
Translation of intercompany notes	42	(29)
	(45)	(23)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar risk management contracts issued from Canada	98	-
Intercompany notes	(42)	(2)
Other Monetary Revaluations	(1)	(3)
	$10	$(28)

In 2024, the Company entered into $2.4 billion notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3825 to US$1 to manage the foreign exchange risk associated with the Montney Acquisition, which was denominated in Canadian dollars (see Note 8). In conjunction with the closing of the transaction, the Company settled the currency swaps and recognized a realized foreign exchange loss of approximately $97 million.

7.	Income Taxes

	Three Months Ended
	March 31,
	2025	2024

Current Tax
United States	$11	$14
Canada	32	18
Total Current Tax Expense (Recovery)	43	32

Deferred Tax
United States	96	58
Canada	(173)	-
Total Deferred Tax Expense (Recovery)	(77)	58
Income Tax Expense (Recovery)	$(34)	$90
Effective Tax Rate	17.6%	21.0%

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

The effective tax rate of 17.6 percent for the three months ended March 31, 2025, is lower than the U.S. federal statutory rate of 21 percent primarily due to the resolution of prior period tax items.

8.	Acquisitions and Divestitures

	Three Months Ended
	March 31,
	2025	2024

Acquisitions
USA Operations	$2	$190
Canadian Operations	2,308	-
Total Acquisitions	2,310	190

Divestitures
USA Operations	(1,884)	(2)
Total Divestitures	(1,884)	(2)
Net Acquisitions & (Divestitures)	$426	$188

Acquisitions

On January 31, 2025, the Company completed the acquisition of approximately 109,000 net acres in the core of the Montney formation from Paramount Resources Ltd. for total cash consideration of approximately $2.308 billion (C$3.328 billion), after preliminary closing adjustments (the “Montney Acquisition”). The Company funded the Montney Acquisition with cash on hand, including proceeds from the Uinta Basin divestiture as discussed below, and proceeds from short-term borrowings. The Montney Acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired were concentrated in a single asset group, largely comprising proved oil and natural gas properties. The Company recognized the assets acquired in the Montney Acquisition at the purchase cost, including transaction costs, on a relative fair value basis. The Company recorded $2,292 million in proved properties, $162 million in unproved properties, $146 million related to asset retirement obligations, and $396 million in operating lease assets and lease liabilities related to a long-term midstream agreement for a natural gas processing facility.

For the three months ended March 31, 2024, acquisitions in the USA Operations were $190 million, which primarily included property purchases in Permian with oil and liquids-rich potential.

Divestitures

For the three months ended March 31, 2025, divestitures in the USA Operations were $1,884 million, which primarily included the sale of the Uinta Basin assets located in Utah for proceeds of approximately $1,882 million, after preliminary closing and other adjustments.

Amounts received from the Company’s divestiture transactions have been deducted from the U.S. full cost pool.

9.	Property, Plant and Equipment, Net

	As at March 31, 2025			As at December 31, 2024
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$49,009	$(38,145)	$10,864	$50,246	$(37,770)	$12,476
Unproved properties	556	-	556	741	-	741
Other	29	(2)	27	48	(2)	46
	49,594	(38,147)	11,447	51,035	(37,772)	13,263

Canadian Operations
Proved properties	18,244	(15,728)	2,516	15,763	(14,821)	942
Unproved properties	176	-	176	23	-	23
Other	10	(5)	5	10	(5)	5
	18,430	(15,733)	2,697	15,796	(14,826)	970

Corporate & Other	809	(682)	127	807	(676)	131
	$68,833	$(54,562)	$14,271	$67,638	$(53,274)	$14,364

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $39 million, which have been capitalized during the three months ended March 31, 2025 (2024 - $51 million).

For the three months ended March 31, 2025, the Company recognized a before-tax non-cash ceiling test impairment of $730 million in the Canadian Operations (2024 - nil). The non-cash impairment is included with accumulated DD&A in the table above and primarily resulted from the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
		Edmonton
	WTI	Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
March 31, 2025	$74.52	$100.94	$2.44	$1.38
December 31, 2024	75.48	99.60	2.13	1.26
March 31, 2024	77.48	100.91	2.45	2.36
(1)
All prices were held constant in all future years when estimating net revenues and reserves.

10.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at March 31, 2025. All subleases are classified as operating leases.

(undiscounted)	2025	2026	2027	2028	2029	Thereafter	Total

Sublease Income	$36	$49	$44	$39	$36	$311	$515

For the three months ended March 31, 2025, operating lease income was $13 million (2024 - $14 million), and variable lease income was $5 million (2024 - $5 million).

11.	Long-Term Debt

	As at	As at
	March 31,	December 31,
	2025	2024

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$85	$-
U.S. Unsecured Notes:
5.65% due May 15, 2025	600	600
5.375% due January 1, 2026	459	459
5.65% due May 15, 2028	700	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	600	600
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
7.10% due July 15, 2053	400	400
Total Principal	5,561	5,476

Increase in Value of Debt Acquired	15	16
Unamortized Debt Discounts and Issuance Costs	(38)	(39)
Total Long-Term Debt	$5,538	$5,453

Current Portion	$1,144	$600
Long-Term Portion	4,394	4,853
	$5,538	$5,453

As at March 31, 2025, the Company had outstanding commercial paper of $85 million maturing at various dates with a weighted average interest rate of approximately 4.91 percent.

As at March 31, 2025, total long-term debt had a carrying value of $5,538 million and a fair value of $5,775 million (as at December 31, 2024 - carrying value of $5,453 million and a fair value of $5,649 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

12.	Other Liabilities and Provisions

	As at	As at
	March 31,	December 31,
	2025	2024

Finance Lease Obligations	$10	$12
Unrecognized Tax Benefits	11	12
Pensions and Other Post-Employment Benefits	73	74
Reclamation and Take or Pay Commitments	27	7
Other	10	9
	$131	$114

13.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	March 31, 2025		December 31, 2024
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	260.4	$3	271.7	$3
Shares of Common Stock Purchased	-	-	(12.7)	-
Shares of Common Stock Issued	0.7	-	1.4	-
Shares of Common Stock Outstanding, End of Period	261.1	$3	260.4	$3

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 0.7 million shares of common stock during the three months ended March 31, 2025 (1.4 million shares of common stock during the twelve months ended December 31, 2024), as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On September 26, 2024, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock over a 12-month period from October 3, 2024 to October 2, 2025.

During the three months ended March 31, 2024, the Company purchased approximately 5.4 million shares under its 2023 NCIB program which extended from October 3, 2023 to October 2, 2024, for total consideration of approximately $250 million. Of the amount paid, $54 thousand was charged to share capital and $250 million was charged to paid in surplus.

For the twelve months ended December 31, 2024, the Company purchased approximately 12.7 million shares under its 2023 NCIB program for total consideration of approximately $597 million, of which $127 thousand was charged to share capital and $597 million was charged to paid in surplus.

All NCIB purchases were made in accordance with their respective programs at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

Dividends

During the three months ended March 31, 2025, the Company declared and paid dividends of $0.30 per share of common stock totaling $78 million (2024 - $0.30 per share of common stock totaling $80 million).

On May 6, 2025, the Board of Directors declared a dividend of $0.30 per share of common stock payable on June 30, 2025, to shareholders of record as of June 13, 2025.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended
	March 31,
(US$ millions, except per share amounts)	2025	2024

Net Earnings (Loss)	$(159)	$338

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	260.4	269.7
Effect of dilutive securities	-	2.6
Weighted Average Shares of Common Stock Outstanding - Diluted	260.4	272.3

Net Earnings (Loss) per Share of Common Stock
Basic	$(0.61)	$1.25
Diluted	(0.61)	1.24

Stock-Based Compensation Plans

Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders. As at March 31, 2025, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

14.	Accumulated Other Comprehensive Income

	Three Months Ended
	March 31,
	2025	2024

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$731	$1,000
Change in Foreign Currency Translation Adjustment	8	(76)
Balance, End of Period	$739	$924

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$46	$50

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings	(1)	(1)
Income taxes	-	-
Balance, End of Period	$45	$49
Total Accumulated Other Comprehensive Income	$784	$973

15.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at March 31, 2025, VMLP provides approximately 1,152 MMcf/d of natural gas gathering and compression and 913 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from six to 20 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $899 million as at March 31, 2025. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at March 31, 2025, other liabilities and provisions included $20 million related to the take or pay commitment and payout of minimum costs.

16.	Restructuring Charges

In 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. During the three months ended March 31, 2025, the Company incurred restructuring charges of $10 million before tax, related to severance costs (2024 - nil). Of the $37 million in restructuring charges incurred to date, $2 million remains accrued as at March 31, 2025 ($19 million as at December 31, 2024). The remaining amount accrued is expected to be paid in 2025.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended
	March 31,
	2025	2024

Severance and Outplacement	$10	$-
Restructuring Expenses	$10	$-

	As at	As at
	March 31,	December 31,
	2025	2024

Outstanding Restructuring Accrual, Beginning of Year	$19	$-
Restructuring Expenses Incurred	10	27
Restructuring Costs Paid	(27)	(8)
Outstanding Restructuring Accrual, End of Period (1)	$2	$19
(1)
Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

17.	Compensation Plans

As at March 31, 2025, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

The Company has recognized the following share-based compensation costs:

	Three Months Ended
	March 31,
	2025	2024

Total Compensation Costs of Transactions Classified as Cash-Settled	$1	$5
Total Compensation Costs of Transactions Classified as Equity-Settled	16	24
Less: Total Share-Based Compensation Costs Capitalized	(4)	(6)
Total Share-Based Compensation Expense (Recovery)	$13	$23

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$3	$8
Administrative	10	15
	$13	$23

As at March 31, 2025, the liability for cash-settled share-based payment transactions totaled $10 million ($10 million as at December 31, 2024), which is recognized in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

The following weighted average assumptions were used to determine the fair value of Stock Appreciation Rights (“SAR”) and Tandem Stock Appreciation Rights (“TSAR”) units outstanding:

	As at March 31, 2025		As at March 31, 2024
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units	Share Units	Share Units

Risk Free Interest Rate	2.47%	2.47%	4.16%	4.16%
Dividend Yield	2.80%	2.80%	2.31%	2.30%
Expected Volatility Rate (1)	43.45%	40.36%	50.59%	47.01%
Expected Term	0.8 yrs	0.8 yrs	1.6 yrs	1.6 yrs
Market Share Price	US$42.80	C$61.59	US$51.90	C$70.28
Weighted Average Grant Date Fair Value	US$34.49	C$46.80	US$41.11	C$55.44
(1)
Volatility was estimated using historical rates.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Three Months Ended March 31, 2025 (thousands of units)

RSUs	1,558
PSUs	582
DSUs (1)	3

(1)
Deferred Share Units (“DSUs”)

18.	Fair Value Measurements

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

As at March 31, 2025	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$1	$120	$-	$121	$(41)	$80
Long-term assets	-	1	-	1	(1)	-

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$85	$-	$85	$(41)	$44
Long-term liabilities	-	14	-	14	(1)	13
Foreign Currency Derivatives:
Current liabilities	-	2	-	2	-	2

As at December 31, 2024	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$116	$-	$116	$(6)	$110
Foreign Currency Derivatives:
Current assets	-	-	-	-	(2)	(2)

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$26	$-	$26	$(6)	$20
Long-term liabilities	-	21	-	21	-	21
Foreign Currency Derivatives:
Current liabilities	-	89	-	89	(2)	87

(1)
Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities consist of NYMEX three-way options, WTI three-way options, foreign currency swaps and basis swaps with terms to 2026. The Company uses discounted cash flow and option-pricing models for fair valuing commodity derivatives. The fair value models use inputs such as contracted notional volumes, market future prices, maturities, credit adjusted risk free rates, and market-based implied volatility factors. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

During the third quarter of 2024, the Company transferred all remaining WTI three-way options from Level 3 into Level 2 as a result of the availability of more observable inputs, such as volatility and comparable contract terms, from independent active markets.

The three-way options are a combination of a sold call, a bought put and a sold put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with partial downside price protection through the put options.

Level 3 Fair Value Measurements

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Three Months Ended
	March 31,
	2025	2024

Balance, Beginning of Year	$-	$16
Total Gains (Losses)	-	(57)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	-	-
Transfers Out of Level 3	-	-
Balance, End of Period	$-	$(41)
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$-	$(57)

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2025, the Company has entered into $51 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3875 to US$1, which mature monthly throughout the second quarter of 2025.

Risk Management Positions as at March 31, 2025

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

WTI Three-Way Options
Sold call / bought put / sold put	50.0 Mbbls/d	2025	81.19 / 65.00 / 50.00	$10
Sold call / bought put / sold put	3.7 Mbbls/d	2026	75.00 / 60.74 / 50.00	(1)

Oil and NGLs Fair Value Position				9

Natural Gas Contracts			US$/Mcf

NYMEX Three-Way Options
Sold call / bought put / sold put	500 MMcf/d	2025	4.47 / 3.00 / 2.25	(67)
Sold call / bought put / sold put	462 MMcf/d	2026	6.46 / 3.33 / 2.61	(30)

Basis Contracts (1)		2025		110

Other Financial Positions		2025		1
Natural Gas Fair Value Position				14

Foreign Currency Contracts
Fair Value Position (2)		2025		(2)
Total Fair Value Position				$21

(1)
Ovintiv has entered into natural gas basis swaps associated with AECO and NYMEX.
(2)
Ovintiv has entered into U.S. dollar denominated fixed-for-floating average currency swaps to protect against fluctuations between the Canadian and U.S. dollars.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended
	March 31,
	2025	2024

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$30	$46
Foreign Currency Derivatives:
Foreign exchange (2)	(98)	-
	$(68)	$46

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$(46)	$(100)
Foreign Currency Derivatives:
Foreign exchange	87	(8)
	$41	$(108)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1)	$(16)	$(54)
Foreign Currency Derivatives:
Foreign exchange (2)	(11)	(8)
	$(27)	$(62)

(1)
There were no realized or unrealized gains or losses related to other derivative contracts for the three months ended March 31, 2025 or 2024.
(2)
Includes a realized loss of $97 million related to notional U.S. dollar denominated currency swaps as discussed in Note 6.

Reconciliation of Unrealized Risk Management Positions from January 1 to March 31

	2025		2024
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(20)
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	(27)	$(27)	$(62)
Fair Value of Contracts Realized During the Period	68	68	(46)
Fair Value of Contracts, End of Period	$21	$41	$(108)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	March 31,	December 31,
	2025	2024

Risk Management Assets
Current	$80	$108
	80	108

Risk Management Liabilities
Current	46	107
Long-term	13	21
	59	128
Net Risk Management Assets (Liabilities)	$21	$(20)

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at March 31, 2025, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $122 million and $80 million, respectively, as disclosed in Note 18. The Company had no significant credit derivatives in place and held no collateral at March 31, 2025.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at March 31, 2025, approximately 95 percent (94 percent as at December 31, 2024) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended
	March 31,
	2025	2024

Operating Activities
Accounts receivable and accrued revenues	$(58)	$172
Accounts payable and accrued liabilities	(101)	(292)
Current portion of operating lease liabilities	20	(9)
Income tax receivable and payable	19	(235)
	$(120)	$(364)

B)
Non-Cash Activities

	Three Months Ended
	March 31,
	2025	2024

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(408)	$(8)

Non-Cash Investing Activities
Property, plant and equipment accruals	$69	$15
Capitalized long-term incentives	(4)	(7)
Property additions/dispositions, including swaps	27	17

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at March 31, 2025:

	Expected Future Payments
(undiscounted)	2025	2026	2027	2028	2029	Thereafter	Total

Transportation and Processing	$549	$725	$616	$482	$408	$1,828	$4,608
Drilling and Field Services	233	4	1	-	-	-	238
Building Leases & Other Commitments	8	8	6	6	4	8	40
Total	$790	$737	$623	$488	$412	$1,836	$4,886

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three months ended March 31, 2025, and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2025 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2024, which are included in Items 8 and 7, respectively, of the 2024 Annual Report on Form 10‑K.

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

For additional information on Ovintiv’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of the 2024 Annual Report on Form 10-K.

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

Highlights

During the first quarter of 2025, the Company focused on commencing its 2025 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, and delivering cash from operating activities. In conjunction with closing the Montney Acquisition, as discussed below, the Company was also focused on integrating the new assets into its existing operations. Higher upstream product revenues in the first quarter of 2025 compared to 2024, primarily resulted from higher average realized natural gas prices, excluding the impact of risk management activities, and higher plant condensate production volumes, partially offset by lower oil production volumes and lower realized oil prices. Higher realized average natural gas prices of 35 percent were primarily due to higher NYMEX benchmark prices and exposure to other downstream benchmark prices. Plant condensate production volumes increased due to the Montney Acquisition during the quarter. Oil production volumes decreased primarily as a result of the sale of the Company’s Uinta assets during the quarter. Average realized oil prices decreased six percent primarily due to lower benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments

•
On January 31, 2025, the Company closed its previously announced acquisition of certain Montney assets from Paramount Resources Ltd. (“Paramount”), in an all-cash transaction of approximately $2.308 billion (C$3.328 billion), after preliminary closing adjustments (“Montney Acquisition”). The acquisition added approximately 109,000 net acres in the core of the liquids-rich Alberta Montney. The transaction had an effective date of October 1, 2024.
•
On January 22, 2025, the Company closed its previously announced divestiture of substantially all of its Uinta assets, comprising approximately 126,000 net acres in the Uinta Basin of Utah, to FourPoint Resources, LLC, for approximately $1.9 billion, after preliminary closing and other adjustments. The transaction had an effective date of October 1, 2024.

Financial Results

Three months ended March 31, 2025

•
Reported a net loss of $159 million, or $0.61 per share diluted, including a non-cash ceiling test impairment of $557 million, after tax, or $2.14 per share diluted.
•
Generated cash from operating activities of $873 million and Non-GAAP Cash Flow of $1,004 million.
•
Paid dividends of $0.30 per share of common stock totaling $78 million.
•
Had approximately $3.5 billion in total liquidity as at March 31, 2025, which included available credit facilities of $3.5 billion, available uncommitted demand lines of $92 million, and cash and cash equivalents of $8 million, net of outstanding commercial paper of $85 million.
•
Reported Debt to EBITDA of 1.6 times and Non-GAAP Debt to Adjusted EBITDA of 1.2 times.

Capital Investment

During the three months ended March 31, 2025

•
Commenced the Company’s 2025 capital plan with expenditures totaling $617 million.
•
Focused on highly efficient capital activity to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices, as discussed in the Company Outlook section of this MD&A.

Production

During the three months ended March 31, 2025

•
Produced average liquids volumes of 294.4 Mbbls/d, which accounted for 50 percent of total production volumes. Average oil and plant condensate volumes of 205.7 Mbbls/d, represented 70 percent of total liquids production volumes.
•
Produced average natural gas volumes of 1,764 MMcf/d, which accounted for 50 percent of total production volumes.
•
Produced average total volumes of 588.3 MBOE/d.

Operating Expenses

During the three months ended March 31, 2025

•
Incurred upstream transportation and processing expenses of $391 million or $7.36 per BOE. Total transportation and processing expenses were $398 million, a decrease of $21 million compared to 2024, primarily due to an expired pipeline transportation contract, divestitures in the quarter and a higher U.S./Canadian dollar exchange rate, partially offset by increased activity related to the Montney Acquisition during the quarter.
•
Incurred upstream operating expenses of $205 million or $3.89 per BOE, a decrease of $31 million compared to 2024, primarily due to the sale of the Company’s Uinta assets during the quarter and operational efficiencies in Permian, partially offset by increased activity related to the Montney Acquisition during the quarter.
•
Incurred production, mineral and other taxes of $87 million, which represents approximately 4.4 percent of upstream product revenues.

Additional information on the items above and other expenses can be found in the Results of Operations section of this MD&A.

In 2024, Ovintiv reassessed its reportable segments and reclassified its Market Optimization segment to present the Company’s market optimization activities in their respective USA and Canadian operating segments, which they support (“Segment Reclassification”). Additional information on the Segment Reclassification can be found in Note 3 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

2025 Outlook

Industry Outlook

Oil and Natural Gas Markets

The oil and gas industry is cyclical and commodity prices are inherently volatile. Oil prices reflect global supply and demand dynamics as well as the geopolitical and macroeconomic environment.

Oil prices for the remainder of 2025 are expected to be impacted by the interplay between the pace of global economic growth and demand for oil, OPEC+ and non-OPEC+ production levels and continued supply and price uncertainties resulting from geopolitical events. Supply and the accumulation of global oil inventories are expected to be impacted by changes in geopolitical volatility, OPEC+ and non-OPEC+ production levels, and consumer demand behavior.

Natural gas prices are primarily impacted by structural changes in supply and demand, deviations from seasonally normal weather, as well as volatility in regional markets.

Natural gas prices for the remainder of 2025 are expected to be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from geopolitical events.

Political developments, including trade wars and policy changes, have heightened global uncertainty and financial market volatility. U.S. sanctions and tariffs on certain products can disrupt global supply and demand, leading to commodity price volatility. These actions can provoke retaliatory measures from other countries, further increasing economic volatility and the risk of a potential global recession.

Company Outlook

The Company will continue to exercise discretion and discipline, and intends to optimize capital allocation through the remainder of 2025 as the commodity price environment evolves. Ovintiv pursues innovative ways to maximize cash flows and to reduce operating and administrative expenses.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. The Company enters into derivative financial instruments to mitigate price volatility and provide more certainty around cash flows. As at March 31, 2025, the Company has hedged approximately 50.0 Mbbls/d of expected oil and condensate production and 500 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company has commenced its 2025 capital investment program, focusing on maximizing returns from high-margin oil and condensate, and generating cash flows in excess of capital expenditures.

During the first quarter of 2025, the Company invested $617 million, near the low end of its first quarter guidance of $600 million to $650 million. The Company expects to meet its full year 2025 capital investment guidance range of $2,150 million to $2,250 million.

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

Production

During the first quarter of 2025, total average production volumes were 588.3 MBOE/d, which was in line with the first quarter guidance range of 575.0 MBOE/d to 595.0 MBOE/d. Average oil and plant condensate production volumes were 205.7 Mbbls/d, which exceeded the first quarter guidance range of 200.0 Mbbls/d to 204.0 Mbbls/d. Average other NGL production volumes were 88.7 Mbbls/d and average natural gas production volumes were 1,764 MMcf/d, which were in line with first quarter guidance ranges of 85.0 Mbbls/d to 90.0 Mbbls/d and 1,750 MMcf/d to 1,800 MMcf/d, respectively.

The Company expects to meet its full year 2025 total production guidance range of 595.0 MBOE/d to 615.0 MBOE/d, including oil and plant condensate production volumes of approximately 202.0 Mbbls/d to 208.0 Mbbls/d, other NGLs production volumes of approximately 87.0 Mbbls/d to 92.0 Mbbls/d and natural gas production volumes of approximately 1,825 MMcf/d to 1,875 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

The Company is on track to achieve its full year upstream transportation and processing cost guidance range of approximately $7.50 per BOE to $8.00 per BOE, operating expenses of approximately $3.75 per BOE to $4.25 per BOE, and total production, mineral and other taxes of approximately 3.75 to 4.50 percent of upstream revenues.

Additional information on Ovintiv’s second quarter and full year 2025 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

In May 2025, Ovintiv published its 2024 Sustainability Report. The report highlights the Company’s 2024 environmental, social and governance results, and its progress in emissions intensity reductions with the goal to meet its Scope 1&2 GHG emissions target by 2030. As at the end of 2024, the Company had achieved a greater than 45 percent reduction in the Scope 1&2 GHG emissions intensity from 2019 levels and expects to meet its emissions intensity reduction target of 50 percent by 2030 measured against the 2019 baseline. Ovintiv remains committed to its GHG emissions reduction target and has tied the target to the Company’s annual compensation program for all employees. In addition, Ovintiv continues to work towards eliminating routine flaring in its operations.

In conjunction with the Company’s strategy, Ovintiv may acquire assets to strengthen its multi-basin portfolio. Acquisitions are thoroughly assessed and evaluated for environmental impacts and alignment with the Company’s GHG emissions target. Ovintiv continues to work to integrate sustainable practices within the acquired operations to support company-wide sustainability objectives.

The Company’s social commitment framework, which is rooted in the Company’s foundational values of integrity, safety, sustainability, trust and respect, reflects Ovintiv’s positive contributions to the communities where it operates and highlights the Company’s approach to enabling an inclusive culture.

Ovintiv remains committed to protecting the health and safety of its workforce. Safety is a foundational value at Ovintiv and plays a critical role in the Company’s belief that a safe workplace is a strong indicator of a well-managed business. This safety-oriented mindset enables the Company to quickly respond to emergencies and minimize any impacts to employees and business continuity. Safety performance goals are incorporated into the Company’s annual compensation program. Additional information on talent management and employee safety can be found in the Human Capital section of Items 1 and 2 of the 2024 Annual Report on Form 10-K.

Additional information on Ovintiv’s sustainable business practices are included in its most recent Sustainability Report on the Company’s sustainability website at sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

	Three months ended March 31,
($ millions)	2025	2024

Product and Service Revenues
Upstream product revenues (1)	$1,962	$1,936
Service revenues (2)	3	2
Total Product and Service Revenues	1,965	1,938

Sales of Purchased Product (1)	410	449
Gains (Losses) on Risk Management, Net	(16)	(54)
Sublease Revenues	18	19
Total Revenues	2,377	2,352

Total Operating Expenses (3)	2,466	1,858
Operating Income (Loss)	(89)	494
Total Other (Income) Expenses	104	66
Net Earnings (Loss) Before Income Tax	(193)	428
Income Tax Expense (Recovery)	(34)	90

Net Earnings (Loss)	$(159)	$338
(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.
(2)
Service revenues comprise third-party gathering and processing fees.
(3)
Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs. The three months ended March 31, 2025, includes a non-cash ceiling test impairment of $730 million (2024 - nil).

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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended March 31,
(average for the period)	2025	2024

Oil & NGLs
WTI ($/bbl)	$71.42	$76.96
Houston ($/bbl)	72.68	78.84
Edmonton Condensate (C$/bbl)	100.58	98.92

Natural Gas
NYMEX ($/MMBtu)	$3.65	$2.24
AECO (C$/Mcf)	2.02	2.05
Dawn (C$/MMBtu)	5.66	3.40

Production Volumes and Realized Prices

	Three months ended March 31,
	Production Volumes (1)		Realized Prices (2)
	2025	2024	2025	2024

Oil (Mbbls/d, $/bbl)
USA Operations	150.3	170.2	$71.79	$76.17
Canadian Operations	0.2	0.2	71.46	72.34
Total	150.5	170.4	71.79	76.17

NGLs - Plant Condensate (Mbbls/d, $/bbl)
USA Operations	10.3	10.6	58.35	57.97
Canadian Operations	44.9	29.9	68.02	71.70
Total	55.2	40.5	66.22	68.10

NGLs - Other (Mbbls/d, $/bbl)
USA Operations	70.4	74.6	21.70	19.35
Canadian Operations	18.3	13.8	28.92	30.13
Total	88.7	88.4	23.21	21.03

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	231.0	255.4	55.97	58.79
Canadian Operations	63.4	43.9	56.76	58.65
Total	294.4	299.3	56.14	58.77

Natural Gas (MMcf/d, $/Mcf)
USA Operations	510	526	3.15	2.02
Canadian Operations	1,254	1,122	2.91	2.30
Total	1,764	1,648	2.98	2.21

Total Production (MBOE/d, $/BOE)
USA Operations	315.9	343.0	46.02	46.85
Canadian Operations	272.4	230.8	26.59	22.30
Total	588.3	573.8	37.03	36.97

Production Mix (%)
Oil & Plant Condensate	35	37
NGLs - Other	15	15
Total Oil & NGLs	50	52
Natural Gas	50	48

Production Change
Period Over Period (%) (3)
Total Oil & NGLs	(2)	19
Natural Gas	7	6
Total Production	3	12
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues, Excluding Realized Gains (Losses) on Risk Management

	Three months ended March 31,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2024 Upstream Product Revenues (1)	$1,182	$252	$170	$332	$1,936
Increase (decrease) due to:
Sales prices	(56)	(18)	12	120	58
Production volumes	(149)	94	3	20	(32)
2025 Upstream Product Revenues	$977	$328	$185	$472	$1,962
(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.

Oil Revenues

Three months ended March 31, 2025 versus March 31, 2024

Oil revenues were lower by $205 million compared to the first quarter of 2024 primarily due to:

•
Lower average oil production volumes of 19.9 Mbbls/d decreased revenues by $149 million. Lower production volumes were primarily due to sale of the Uinta assets during the quarter (14.4 Mbbls/d) and natural declines in Anadarko (5.2 Mbbls/d); and
•
A decrease of $4.38 per bbl, or six percent, in the average realized oil prices which decreased revenues by $56 million. The decrease reflected lower Houston and WTI benchmark prices which were down eight percent and seven percent, respectively, partially offset by higher regional pricing relative to the benchmark prices.

NGL Revenues

Three months ended March 31, 2025 versus March 31, 2024

NGL revenues were higher by $91 million compared to the first quarter of 2024 primarily due to:

•
Higher average plant condensate production volumes of 14.7 Mbbls/d increased revenues by $94 million. Higher production volumes were primarily due to the Montney Acquisition during the quarter (14.7 Mbbls/d).

Natural Gas Revenues

Three months ended March 31, 2025 versus March 31, 2024

Natural gas revenues were higher by $140 million compared to the first quarter of 2024 primarily due to:

•
An increase of $0.77 per Mcf, or 35 percent, in the average realized natural gas prices which increased revenues by $120 million. The increase reflected the higher NYMEX benchmark price which was up 63 percent and exposure to other downstream benchmark prices relating to the Company’s diversified markets in the Canadian Operations, partially offset by lower regional pricing relative to benchmark prices in the USA Operations; and
•
Higher average natural gas production volumes of 116 MMcf/d increased revenues by $20 million. Higher production volumes were primarily due to the Montney Acquisition during the quarter (138 MMcf/d), successful drilling in Permian and Montney (49 MMcf/d), and lower effective royalty rates and reduced third-party plant downtime in Montney (43 MMcf/d). The higher production volumes were partially offset by the sale of the Uinta and Horn River assets during the quarter (52 MMcf/d), lower production volumes in Montney primarily related to pipeline restrictions (47 MMcf/d) and natural declines in Anadarko (19 MMcf/d).

Sales of Purchased Product

Revenues from the sale of purchased product relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended March 31,
($ millions)	2025	2024 (1)

Sales of Purchased Product	$410	$449
(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.

Three months ended March 31, 2025 versus March 31, 2024

Sales of purchased product revenues decreased $39 million compared to the first quarter of 2024 primarily due to:

•
Lower realized third-party liquids pricing ($69 million), lower realized third-party natural gas pricing ($6 million) and lower sales of third-party purchased natural gas volumes in the USA Operations ($3 million);

partially offset by:

•
Higher sales of third-party purchased liquids volumes in the USA Operations ($39 million).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at March 31, 2025, can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended March 31,
($ millions)	2025	2024

Realized Gains (Losses) on Risk Management
Commodity Price
Oil	$-	$(8)
NGLs - Other	-	1
Natural Gas	30	53
Total	30	46

Unrealized Gains (Losses) on Risk Management	(46)	(100)
Total Gains (Losses) on Risk Management, Net	$(16)	$(54)

	Three months ended March 31,
(Per-unit)	2025	2024

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$-	$(0.51)
NGLs - Other ($/bbl)	$-	$0.13
Natural Gas ($/Mcf)	$0.18	$0.35
Total ($/BOE)	$0.56	$0.87

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

	$ millions		$/BOE
Three months ended March 31,	2025	2024	2025	2024

USA Operations	$83	$80	$2.91	$2.56
Canadian Operations	4	3	$0.16	$0.17
Total	$87	$83	$1.64	$1.60

Three months ended March 31, 2025 versus March 31, 2024

Production, mineral and other taxes increased $4 million compared to the first quarter of 2024 primarily due to:

•
Production tax recoveries in Anadarko in 2024 ($4 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
Three months ended March 31,	2025	2024	2025	2024

Upstream
USA Operations	$112	$127	$3.92	$4.07
Canadian Operations	279	251	$11.37	$11.96
Upstream Transportation and Processing	391	378	$7.36	$7.25

Other (1)	7	41
Total	$398	$419
(1)
Other includes pipeline transportation fees associated with previously divested assets in the USA Operations of nil (2024 ‑ $33 million) and other third-party transportation and processing fees with no associated volumes in the Canadian Operations of approximately $7 million (2024 ‑ $8 million).

Three months ended March 31, 2025 versus March 31, 2024

Transportation and processing expense decreased $21 million compared to the first quarter of 2024 primarily due to:

•
An expired pipeline transportation contract ($33 million), the Uinta and Horn River assets sold during the quarter ($16 million), a higher U.S./Canadian dollar exchange rate ($15 million), and lower production volumes and rates in Anadarko ($6 million);

partially offset by:

•
Higher production volumes due to the Montney Acquisition during the quarter ($52 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
Three months ended March 31,	2025	2024	2025	2024

Upstream
USA Operations	$169	$211	$5.97	$6.77
Canadian Operations	36	25	$1.46	$1.19
Upstream Operating Expense	205	236	$3.89	$4.52

Other	-	7
Total	$205	$243

Three months ended March 31, 2025 versus March 31, 2024

Operating expense decreased $38 million compared to the first quarter of 2024 primarily due to:

•
The sale of the Uinta assets during the quarter ($22 million), increased operational efficiencies in Permian ($8 million), lower salaries and benefits resulting from the corporate reorganization which commenced in 2024 ($7 million), and decreased activity in Anadarko ($4 million);

partially offset by:

•
Higher production volumes due to the Montney Acquisition during the quarter ($8 million).

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended March 31,
($ millions)	2025	2024

Purchased Product	$402	$440

Three months ended March 31, 2025 versus March 31, 2024

Purchased product expense decreased $38 million compared to the first quarter of 2024 primarily due to:

•
Lower third-party liquids purchase prices ($70 million), lower third-party purchased natural gas volumes in the USA Operations ($4 million), and lower third-party natural gas purchase prices ($3 million);

partially offset by:

•
Higher third-party purchased liquids volumes in the USA Operations ($39 million).

Depreciation, Depletion & Amortization

Proved properties within each country cost center are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2024 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates, as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2024 Annual Report on Form 10-K.

	$ millions		$/BOE
Three months ended March 31,	2025	2024	2025	2024

Upstream
USA Operations	$375	$489	$13.17	$15.69
Canadian Operations	165	72	$6.72	$3.42
Upstream DD&A	540	561	$10.19	$10.75

Corporate & Other	5	5
Total	$545	$566

Three months ended March 31, 2025 versus March 31, 2024

DD&A decreased $21 million compared to the first quarter of 2024 primarily due to:

•
Lower depletion rates and production volumes in the USA Operations primarily due to the sale of the Uinta assets during the quarter ($72 million and $42 million, respectively);

partially offset by:

•
Higher depletion rates and production volumes in the Canadian Operations primarily due to the Montney Acquisition during the quarter ($86 million and $11 million, respectively).

The upstream depletion rate in the USA Operations decreased $2.52 per BOE primarily due to a lower depletable base resulting from the sale of the Uinta assets during the quarter. The upstream depletion rate in the Canadian Operations increased $3.30 per BOE primarily due to a higher depletable base resulting from the Montney Acquisition during the quarter.

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

In the first quarter of 2025, the Company recognized a before-tax non-cash ceiling test impairment of $730 million in the Canadian Operations. The non-cash impairment primarily resulted from the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
March 31, 2025	$74.52	$100.94	$2.44	$1.38
December 31, 2024	75.48	99.60	2.13	1.26
March 31, 2024	77.48	100.91	2.45	2.36
(1)
All prices were held constant in all future years when estimating net revenues and reserves.

Future declines in the 12‑month average trailing commodity prices could reduce proved reserves values and result in the recognition of future ceiling test impairments. Future ceiling test impairments can also result from changes to reserves estimates, future development costs, capitalized costs and unproved property costs. Proceeds received from oil and natural gas divestitures are typically deducted from the Company’s capitalized costs and can reduce the risk of ceiling test impairments.

The Company believes that the discounted after-tax future net cash flows from proved reserves required to be used in the ceiling test calculation are not indicative of the fair market value of Ovintiv’s oil and natural gas properties or the future net cash flows expected to be generated from such properties. The discounted after-tax future net cash flows do not consider the fair market value of unamortized unproved properties, or probable or possible liquids and natural gas reserves. In addition, there is no consideration given to the effect of future changes in commodity prices. Ovintiv manages its business using estimates of reserves and resources based on forecast prices and costs. Additional information on the ceiling test calculation can be found in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Administrative

Administrative expense represents costs associated with corporate functions provided by Ovintiv staff. These expenses primarily include salaries and benefits, operating leases, office, information technology, restructuring and long-term incentive costs.

	$ millions		$/BOE
Three months ended March 31,	2025	2024	2025	2024

Administrative, excluding Long-Term Incentive Costs,	$72	$75	$1.36	$1.43
Restructuring Costs, and Legal Costs (1)
Long-term incentive costs	10	15	0.19	0.29
Restructuring costs	10	-	0.18	-
Legal costs	1	12	0.02	0.23
Total Administrative	$93	$102	$1.75	$1.95
(1)
Includes costs related to The Bow office lease of $28 million (2024 - $29 million), half of which is recovered from sublease revenues.

Three months ended March 31, 2025 versus March 31, 2024

Administrative expense decreased $9 million compared to the first quarter of 2024 primarily due to:

•
Lower legal costs ($11 million) and lower long-term incentive costs ($5 million);

partially offset by:

•
Restructuring costs incurred primarily related to the corporate reorganization which commenced in 2024 ($10 million).

In 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. Additional information on restructuring charges and long-term incentive costs can be found in Notes 16 and 17 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended March 31,
($ millions)	2025	2024

Interest	$97	$98
Foreign Exchange (Gain) Loss, Net	10	(28)
Other (Gains) Losses, Net	(3)	(4)
Total Other (Income) Expenses	$104	$66

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest can be found in Note 5 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2025 versus March 31, 2024

Interest expense decreased $1 million compared to the first quarter of 2024 primarily due to:

•
Lower interest expense on short-term borrowings ($4 million);

partially offset by:

•
Financing fees incurred related to the termination of two term facilities following the closing of the Uinta divestiture and Montney Acquisition ($5 million).

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

Three months ended March 31, 2025 versus March 31, 2024

Net foreign exchange loss of $10 million compared to a gain of $28 million during the first quarter of 2024 primarily due to:

•
Realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada ($98 million) and unrealized foreign exchange losses on the translation of intercompany notes compared to gains in 2024 ($71 million);

partially offset by:

•
Unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2024 ($93 million) and higher realized foreign exchange gains on the settlement of intercompany notes ($40 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, reclamation charges related to decommissioned assets, and adjustments related to other assets.

Other gains in the first quarter of 2025 includes interest income of $5 million primarily generated from short-term investments (2024 - $2 million).

Income Tax

During the first quarter of 2025, current income tax expense was $43 million compared to an expense of $32 million in 2024 primarily due to the resolution of prior period items in Canada in 2025.

During the first quarter of 2025, the deferred income tax recovery was $77 million compared to an expense of $58 million in 2024 primarily due to the impact of the non-cash ceiling test impairment recognized in Canada.

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

	As at March 31,
($ millions, except as indicated)	2025	2024

Cash and Cash Equivalents	$8	$5
Available Credit Facilities	3,500	3,250
Available Uncommitted Demand Lines (1)	92	237
Issuance of U.S. Commercial Paper	(85)	(495)
Total Liquidity	$3,515	$2,997

Long-Term Debt, including current portion	$5,538	$6,198
Total Shareholders’ Equity	$10,080	$10,262

Debt to Capitalization (%) (2)	35	38
Debt to Adjusted Capitalization (%) (2)	24	26
(1)
Includes three uncommitted demand lines totaling $296 million, net of $204 million in related undrawn letters of credit (2024 - $285 million and $48 million, respectively).
(2)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in December 2029, provide financial flexibility and allow the Company to fund its operations or capital investment program. At March 31, 2025, there were no outstanding amounts under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. CP programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at March 31, 2025, the Company had $85 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 4.91 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at March 31, 2025.

The available Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $3.5 billion as at March 31, 2025. At March 31, 2025, Ovintiv also had approximately $204 million in undrawn letters of credit issued in the normal course of business as collateral security.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement expires in March 2026.

The obligations under the Company’s existing debt securities are fully and unconditionally guaranteed on a senior unsecured basis by Ovintiv Canada ULC, an indirect wholly-owned subsidiary of the Company. Additional information on the Company’s Canadian Operations segment and the Bow office lease can be found in the Results of Operations section in this MD&A and in the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the MD&A and audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2024, which are included in Items 7 and 8, respectively, of the 2024 Annual Report on Form 10-K.

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at March 31, 2025, the Company’s Debt to Adjusted Capitalization was 24 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2024 Annual Report on Form 10‑K.

Sources and Uses of Cash

The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended March 31,
($ millions)	Activity Type	2025	2024

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$873	$659
Proceeds from divestitures	Investing	1,884	2
Corporate acquisition	Investing	-	12
Net issuance of revolving debt	Financing	85	461
Other	Investing	148	6
		2,990	1,140

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	617	591
Acquisitions	Investing	2,310	190
Purchase of shares of common stock	Financing	-	250
Dividends on shares of common stock	Financing	78	80
Other	Financing	19	29
		3,024	1,140
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		-	2
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(34)	$2

Operating Activities

Net cash from operating activities in the first quarter of 2025 was $873 million and was primarily a reflection of the impacts from production volumes, average realized commodity prices, realized gains/losses on risk management and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the first quarter of 2025 was $1,004 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended March 31, 2025 versus March 31, 2024

Net cash from operating activities increased $214 million compared to the first quarter of 2024 primarily due to:

•
Changes in non-cash working capital ($244 million), higher realized commodity prices ($58 million), lower operating expense, excluding non-cash long-term incentive costs ($40 million) and lower transportation and processing expense ($21 million);

partially offset by:

•
Realized foreign exchange losses on U.S. dollar risk management contracts issued from Canada in 2025 ($98 million), lower production volumes ($32 million), lower realized gains on risk management in revenues compared to 2024 ($16 million) and an increase in current income tax expense ($11 million).

Investing Activities

Cash used in investing activities in the first quarter of 2025 was $895 million primarily due to the Montney Acquisition and capital expenditures, partially offset by the sale of the Company’s Uinta assets. Capital expenditures, and acquisition and divestiture activities are summarized in Notes 3 and 8, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Capital expenditures increased $26 million compared to the first quarter of 2024, primarily due to increased drilling and completions activity in Anadarko, increased completions activity in Permian, and increased capital activity in Montney due to the Montney Acquisition during the quarter, partially offset by decreased capital activity due to the sale of the Uinta assets during the quarter.

Acquisitions in the first quarter of 2025 were $2,310 million, which primarily included the Montney Acquisition. Acquisitions in the first quarter of 2024 were $190 million, which primarily included property purchases with oil and liquids-rich potential in the USA Operations.

Divestitures in the first quarter of 2025 were $1,884 million, which primarily included the sale of the Uinta assets in Utah.

Additional information regarding the Montney Acquisition and the sale of the Uinta assets can be found in Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash from and/or used in financing activities has been impacted by Ovintiv’s strategic objective to return value to shareholders by repaying existing debt, purchasing shares of common stock and paying dividends.

Net cash used in financing activities in the first quarter of 2025 was $12 million compared to net cash from financing activities of $102 million in 2024. The change was primarily due to a decrease in the net issuance of revolving debt in 2025 compared to 2024 ($376 million), partially offset by purchases of shares of common stock in 2024 ($250 million).

The Company’s long-term debt, including the current portion of $1,144 million, totaled $5,538 million at March 31, 2025. The Company’s long-term debt at December 31, 2024, including the current portion of $600 million, totaled $5,453 million. The Company has $1,059 million of fixed rate long-term debt due in the next twelve months consisting of $600 million due in May 2025 and $459 million due in January 2026. The Company intends to repay the 2025 maturing balance of $600 million using a combination of available cash on hand and/or proceeds from short-term borrowings.

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its capital allocation framework to provide competitive returns to shareholders while strengthening its balance sheet. The Company’s share buyback program was temporarily paused in the fourth quarter of 2024 to recover the transaction proceeds differential between the Montney Acquisition and the Uinta divestiture of $377 million. Cumulatively, through the fourth quarter of 2024 and the first quarter of 2025, the Company applied approximately $368 million in cash from the buyback pause to debt reduction. The Company has resumed share buybacks in the second quarter of 2025 in accordance with its capital allocation framework.

For additional information on long-term debt, refer to Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Further details on the Company’s debt-based metrics can be found in the Non-GAAP measures section of this MD&A.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended March 31,
($ millions, except as indicated)	2025	2024

Dividend Payments	$78	$80
Dividend Payments ($/share)	$0.30	$0.30

On May 6, 2025, the Board of Directors declared a dividend of $0.30 per share of common stock payable on June 30, 2025, to common shareholders of record as of June 13, 2025.

Normal Course Issuer Bid

On September 26, 2024, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock over a 12-month period from October 3, 2024 to October 2, 2025. The Company has resumed activity under the renewed NCIB program in conjunction with its capital allocation framework in the second quarter of 2025.

For additional information on the NCIB, refer to Note 13 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Material Cash Requirements

For information on material cash requirements, refer to the Material Cash Requirements section of the MD&A included in Item 7 of the 2024 Annual Report on Form 10-K.

Commitments and Contingencies

For information on commitments and contingencies, refer to Note 21 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies and use of estimates from the disclosures reported in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2024 Annual Report on Form 10‑K.

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

	Three months ended March 31,
($ millions)	2025	2024

Cash From (Used in) Operating Activities	$873	$659
(Add back) deduct:
Net change in other assets and liabilities	(11)	(12)
Net change in non-cash working capital	(120)	(364)
Non-GAAP Cash Flow	$1,004	$1,035

Debt to Capitalization and Debt to Adjusted Capitalization

Debt to Adjusted Capitalization is a non-GAAP measure which adjusts capitalization for historical ceiling test impairments that were recorded as at December 31, 2011. Management monitors Debt to Adjusted Capitalization as a proxy for the Company’s financial covenant under the Credit Facilities which require Debt to Adjusted Capitalization to be less than 60 percent. Adjusted Capitalization includes debt, total shareholders’ equity and an equity adjustment for cumulative historical ceiling test impairments recorded as at December 31, 2011 in conjunction with the Company’s January 1, 2012, adoption of U.S. GAAP.

($ millions, except as indicated)	March 31, 2025	December 31, 2024

Debt (Long-Term Debt, including Current Portion)	$5,538	$5,453
Total Shareholders’ Equity	10,080	10,331
Capitalization	$15,618	$15,784
Debt to Capitalization	35%	35%

Debt (Long-Term Debt, including Current Portion)	$5,538	$5,453
Total Shareholders’ Equity	10,080	10,331
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$23,364	$23,530
Debt to Adjusted Capitalization	24%	23%

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

($ millions, except as indicated)	March 31, 2025	December 31, 2024

Debt (Long-Term Debt, including Current Portion)	$5,538	$5,453

Net Earnings (Loss)	628	1,125
Add back (deduct):
Depreciation, depletion and amortization	2,269	2,290
Interest	411	412
Income tax expense (recovery)	102	226
EBITDA	$3,410	$4,053
Debt to EBITDA (times)	1.6	1.3

Debt (Long-Term Debt, including Current Portion)	$5,538	$5,453

Net Earnings (Loss)	628	1,125
Add back (deduct):
Depreciation, depletion and amortization	2,269	2,290
Impairments	1,180	450
Accretion of asset retirement obligation	20	19
Interest	411	412
Unrealized (gains) losses on risk management	82	136
Foreign exchange (gain) loss, net	19	(19)
Other (gains) losses, net	(164)	(165)
Income tax expense (recovery)	102	226
Adjusted EBITDA	$4,547	$4,474
Debt to Adjusted EBITDA (times)	1.2	1.2

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Part 1, Item 2 of this Quarterly Report on Form 10‑Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of the 2024 Annual Report on Form 10‑K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 19 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

	March 31, 2025
(US$ millions)	10% Price Increase	10% Price Decrease

Oil price	$(44)	$50
Natural gas price	(53)	44

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same period in 2024.

	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$(8)
Transportation and Processing Expense (1)	(15)	$(0.29)
Operating Expense (1)	(1)	(0.03)
Administrative Expense	(2)	(0.04)
Depreciation, Depletion and Amortization (1)	(4)	(0.08)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2025, Ovintiv has entered into $51 million notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3875 to US$1, which mature monthly throughout the second quarter of 2025.

As at March 31, 2025, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	March 31, 2025
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$37	$(45)

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

As at March 31, 2025, Ovintiv had floating rate revolving credit and term loan borrowings of $85 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $1 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2024 Annual Report on Form 10‑K and Note 21 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On September 26, 2024, Ovintiv announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock pursuant to a NCIB over a 12-month period from October 3, 2024 and ending October 2, 2025. The number of shares of common stock authorized for purchase represents approximately 10 percent of Ovintiv’s issued and outstanding shares of common stock as at such time.

During the three months ended March 31, 2025, the Company made no purchases of common stock under the NCIB program.

In the first quarter of 2022, Ovintiv obtained an exemption order (the “NCIB Exemption”) from the Alberta Securities Commission and the Ontario Securities Commission, which permits Ovintiv to make repurchases (the “Proposed Bids”), under its current and any future normal course issuer bids, through the facilities of the NYSE and other U.S.-based trading systems (collectively, “U.S. Markets”), in excess of the maximum allowable purchases under applicable Canadian securities laws. The NCIB Exemption applies to any Proposed Bid commenced within 36 months of the date of the exemption order and is subject to several other conditions, including that Ovintiv remain a U.S. and SEC foreign issuer under applicable Canadian securities laws. The purchases of common stock under a Proposed Bid must also be made in compliance with other applicable Canadian securities laws and applicable U.S. rules. Additionally, the NCIB Exemption imposes restrictions on the number of shares of common stock that may be acquired under the exemption, including that: (a) Ovintiv may not acquire common stock in reliance upon the exemption under subsection 4.8(3) of Canadian National Instrument 62-104 – Take-Over Bids and Issuer Bids (“NI 62-104”) from the requirements applicable to issuer bids (the “Other Published Markets Exemption”) if the aggregate number of shares of common stock purchased by Ovintiv, and any person or company acting jointly or in concert with Ovintiv, in reliance on the NCIB Exemption and the Other Published Markets Exemption within any period of 12 months exceeds 5 percent of the outstanding common stock on the first day of such 12-month period; and (b) the aggregate number of shares of common stock purchased pursuant to (i) a Proposed Bid in reliance on the NCIB Exemption; (ii) exempt issuer bid purchases made in the normal course through the facilities of the TSX; and (iii) the Other Published Markets Exemption does not exceed, over the 12-month period of its current NCIB, 10 percent of Ovintiv’s public float. As a result, the NCIB Exemption effectively allows Ovintiv to purchase up to 10 percent of its public float on U.S. Markets under its NCIB. Without the NCIB Exemption this amount would be limited to 5 percent of Ovintiv’s outstanding common stock within a 12-month period under applicable Canadian securities law. Ovintiv intends to seek the renewal of its NCIB Exemption in 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
10.1+	Third Amendment to Omnibus Incentive Plan of Ovintiv Inc. (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on May 5, 2025, SEC File No. 001-39191).
10.2+

Form of RSU Grant Agreement for restricted share units granted to employees beginning in May 2025 under the Omnibus Incentive Plan of Ovintiv Inc. (incorporated by reference to Exhibit 10.2 to Ovintiv’s Current Report on Form 8-K filed on May 5, 2025, SEC File No. 001-39191).

10.3+

Form of Director RSU Grant Agreement for restricted share units granted to directors beginning in May 2025 under the Omnibus Incentive Plan of Ovintiv Inc. (incorporated by reference to Exhibit 10.4 to Ovintiv’s Current Report on Form 8-K filed on May 5, 2025, SEC File No. 001-39191).

10.4+

Form of PSU Grant Agreement for performance share units granted to employees beginning in May 2025 under the Omnibus Incentive Plan of Ovintiv Inc. (incorporated by reference to Exhibit 10.3 to Ovintiv’s Current Report on Form 8-K filed on May 5, 2025, SEC File No. 001-39191).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

+ Management contract or compensatory arrangement.

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

Dated: May 6, 2025