Form 10-Q
period 2025-06-30
Ovintiv Inc.
filed 2025-07-24
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of July 18, 2025	257,037,322

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions, except per share amounts)		2025	2024	2025	2024
Revenues	(Note 3)
Product and service revenues (1)	(Note 4)	$1,764	$1,849	$3,729	$3,787
Sales of purchased product (1)	(Note 4)	450	344	860	793
Gains (losses) on risk management, net	(Note 19)	87	77	71	23
Sublease revenues	(Note 10)	17	18	35	37
Total Revenues		2,318	2,288	4,695	4,640
Operating Expenses	(Note 3)
Production, mineral and other taxes		73	89	160	172
Transportation and processing		435	413	833	832
Operating	(Note 17)	219	237	424	480
Purchased product		440	333	842	773
Depreciation, depletion and amortization		556	580	1,101	1,146
Impairments	(Note 9)	-	-	730	-
Accretion of asset retirement obligation		8	4	14	9
Administrative	(Notes 16, 17)	76	76	169	178
Total Operating Expenses		1,807	1,732	4,273	3,590
Operating Income (Loss)		511	556	422	1,050
Other (Income) Expenses
Interest	(Note 5)	95	105	192	203
Foreign exchange (gain) loss, net	(Note 6)	22	(10)	32	(38)
Other (gains) losses, net		(5)	(5)	(8)	(9)
Total Other (Income) Expenses		112	90	216	156
Net Earnings (Loss) Before Income Tax		399	466	206	894
Income tax expense (recovery)	(Note 7)	92	126	58	216
Net Earnings (Loss)		$307	$340	$148	$678
Net Earnings (Loss) per Share of Common Stock	(Note 13)
Basic		$1.19	$1.28	$0.57	$2.53
Diluted		1.18	1.27	0.57	2.51
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 13)
Basic		259.0	266.2	259.7	267.9
Diluted		260.1	268.1	261.6	270.6
(1)
See Note 3 regarding the reclassification of the Company’s previously reported Market Optimization segment.

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2025	2024	2025	2024

Net Earnings (Loss)		$307	$340	$148	$678
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 14)	194	(31)	202	(107)
Pension and other post-employment benefit plans	(Note 14)	(1)	(2)	(2)	(3)
Other Comprehensive Income (Loss)		193	(33)	200	(110)
Comprehensive Income (Loss)		$500	$307	$348	$568

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		June 30,	December 31,
(US$ millions)		2025	2024

Assets
Current Assets
Cash and cash equivalents		$20	$42
Accounts receivable and accrued revenues (net of allowances
of $6 million (2024: $5 million))	(Note 4)	1,121	1,183
Risk management	(Notes 18, 19)	98	108
Income tax receivable		5	36
		1,244	1,369
Property, Plant and Equipment, at cost:	(Notes 8, 9)
Oil and natural gas properties, based on full cost accounting
Proved properties		68,848	66,009
Unproved properties		649	764
Other		879	865
Property, plant and equipment		70,376	67,638
Less: Accumulated depreciation, depletion and amortization		(55,993)	(53,274)
Property, plant and equipment, net	(Note 3)	14,383	14,364
Other Assets	(Note 8)	1,336	965
Risk Management	(Notes 18, 19)	2	-
Deferred Income Taxes		190	10
Goodwill	(Note 3)	2,579	2,546
	(Note 3)	$19,734	$19,254

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,801	$1,883
Current portion of operating lease liabilities		108	82
Income tax payable		18	9
Risk management	(Notes 18, 19)	7	107
Current portion of long-term debt	(Note 11)	940	600
		2,874	2,681
Long-Term Debt	(Note 11)	4,393	4,853
Operating Lease Liabilities	(Note 8)	1,147	737
Other Liabilities and Provisions	(Notes 12, 15)	130	114
Risk Management	(Notes 18, 19)	16	21
Asset Retirement Obligation	(Note 8)	438	315
Deferred Income Taxes		359	202
		9,357	8,923
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2025 issued and outstanding: 257.0 million shares (2024: 260.4 million shares)	(Note 13)	3	3
Paid in surplus	(Note 13)	7,898	8,045
Retained earnings		1,499	1,506
Accumulated other comprehensive income	(Note 14)	977	777
Total Shareholders’ Equity		10,377	10,331
		$19,734	$19,254

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended June 30, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2025		$3	$8,024	$1,269	$784	$10,080
Net Earnings (Loss)		-	-	307	-	307
Dividends on Shares of Common Stock ($0.30 per share)	(Note 13)	-	-	(77)	-	(77)
Shares of Common Stock Purchased	(Note 13)	-	(147)	-	-	(147)
Equity-Settled Compensation Costs		-	21	-	-	21
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	193	193
Balance, June 30, 2025		$3	$7,898	$1,499	$977	$10,377

Three Months Ended June 30, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2024		$3	$8,331	$955	$973	$10,262
Net Earnings (Loss)		-	-	340	-	340
Dividends on Shares of Common Stock ($0.30 per share)	(Note 13)	-	-	(80)	-	(80)
Shares of Common Stock Purchased	(Note 13)	-	(184)	-	-	(184)
Equity-Settled Compensation Costs		-	23	-	-	23
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(33)	(33)
Balance, June 30, 2024		$3	$8,170	$1,215	$940	$10,328

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2024		$3	$8,045	$1,506	$777	$10,331
Net Earnings (Loss)		-	-	148	-	148
Dividends on Shares of Common Stock ($0.60 per share)	(Note 13)	-	-	(155)	-	(155)
Shares of Common Stock Purchased	(Note 13)	-	(147)	-	-	(147)
Equity-Settled Compensation Costs		-	-	-	-	-
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	200	200
Balance, June 30, 2025		$3	$7,898	$1,499	$977	$10,377

Six Months Ended June 30, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370
Net Earnings (Loss)		-	-	678	-	678
Dividends on Shares of Common Stock ($0.60 per share)	(Note 13)	-	-	(160)	-	(160)
Shares of Common Stock Purchased	(Note 13)	-	(434)	-	-	(434)
Equity-Settled Compensation Costs		-	(16)	-	-	(16)
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(110)	(110)
Balance, June 30, 2024		$3	$8,170	$1,215	$940	$10,328

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2025	2024	2025	2024

Operating Activities
Net earnings (loss)		$307	$340	$148	$678
Depreciation, depletion and amortization		556	580	1,101	1,146
Impairments	(Note 9)	-	-	730	-
Accretion of asset retirement obligation		8	4	14	9
Deferred income taxes	(Note 7)	66	103	(11)	161
Unrealized (gain) loss on risk management	(Note 19)	(54)	(8)	(8)	92
Unrealized foreign exchange (gain) loss	(Note 6)	2	(5)	(43)	(28)
Foreign exchange (gain) loss on settlements	(Note 6)	1	(5)	(41)	(7)
Other		27	16	27	9
Net change in other assets and liabilities		(11)	(42)	(22)	(54)
Net change in non-cash working capital	(Note 20)	111	37	(9)	(327)
Cash From (Used in) Operating Activities		1,013	1,020	1,886	1,679

Investing Activities
Capital expenditures	(Note 3)	(521)	(622)	(1,138)	(1,213)
Acquisitions	(Note 8)	(3)	(5)	(2,313)	(195)
Corporate acquisition		-	-	-	12
Proceeds from divestitures	(Note 8)	12	2	1,896	4
Net change in investments and other		(46)	(16)	102	(10)
Cash From (Used in) Investing Activities		(558)	(641)	(1,453)	(1,402)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 11)	396	(111)	481	350
Repayment of long-term debt	(Note 11)	(600)	-	(600)	-
Purchase of shares of common stock	(Note 13)	(147)	(184)	(147)	(434)
Dividends on shares of common stock	(Note 13)	(77)	(80)	(155)	(160)
Finance lease payments and other		(2)	(1)	(21)	(30)
Cash From (Used in) Financing Activities		(430)	(376)	(442)	(274)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(13)	-	(13)	2

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		12	3	(22)	5
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		8	5	42	3
Cash, Cash Equivalents and Restricted Cash, End of Period		$20	$8	$20	$8

Cash, End of Period		$19	$6	$19	$6
Cash Equivalents, End of Period		1	2	1	2
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$20	$8	$20	$8

Supplementary Cash Flow Information	(Note 20)

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

Results of Operations (For the three months ended June 30)

Segment Information

	USA Operations		Canadian Operations
	2025	2024	2025	2024

Revenues
Product and service revenues (1)	$1,118	$1,424	$646	$425
Sales of purchased product (1)	396	314	54	30
Gains (losses) on risk management, net	9	31	24	38
Sublease revenues	-	-	-	-
Total Revenues	1,523	1,769	724	493

Operating Expenses
Production, mineral and other taxes	67	85	6	4
Transportation and processing (1)	115	143	320	270
Operating (1)	177	209	42	28
Purchased product (1)	395	312	45	21
Depreciation, depletion and amortization	370	498	180	76
Impairments	-	-	-	-
Total Operating Expenses	1,124	1,247	593	399
Operating Income (Loss)	$399	$522	$131	$94

	Corporate & Other		Consolidated
	2025	2024	2025	2024

Revenues
Product and service revenues (1)	$-	$-	$1,764	$1,849
Sales of purchased product (1)	-	-	450	344
Gains (losses) on risk management, net	54	8	87	77
Sublease revenues	17	18	17	18
Total Revenues	71	26	2,318	2,288

Operating Expenses
Production, mineral and other taxes	-	-	73	89
Transportation and processing (1)	-	-	435	413
Operating (1)	-	-	219	237
Purchased product (1)	-	-	440	333
Depreciation, depletion and amortization	6	6	556	580
Impairments	-	-	-	-
Accretion of asset retirement obligation	8	4	8	4
Administrative	76	76	76	76
Total Operating Expenses	90	86	1,807	1,732
Operating Income (Loss)	$(19)	$(60)	511	556

Other (Income) Expenses
Interest			95	105
Foreign exchange (gain) loss, net			22	(10)
Other (gains) losses, net			(5)	(5)
Total Other (Income) Expenses			112	90
Net Earnings (Loss) Before Income Tax			399	466
Income tax expense (recovery)			92	126
Net Earnings (Loss)			$307	$340

(1)
See above regarding the reclassification of the Company’s previously reported Market Optimization segment.

Results of Operations (For the six months ended June 30)

Segment Information

	USA Operations		Canadian Operations
	2025	2024	2025	2024

Revenues
Product and service revenues (1)	$2,430	$2,891	$1,299	$896
Sales of purchased product (1)	764	712	96	81
Gains (losses) on risk management, net	9	55	54	60
Sublease revenues	-	-	-	-
Total Revenues	3,203	3,658	1,449	1,037

Operating Expenses
Production, mineral and other taxes	150	165	10	7
Transportation and processing (1)	227	303	606	529
Operating (1)	346	425	78	55
Purchased product (1)	763	711	79	62
Depreciation, depletion and amortization	745	987	345	148
Impairments	-	-	730	-
Total Operating Expenses	2,231	2,591	1,848	801
Operating Income (Loss)	$972	$1,067	$(399)	$236

	Corporate & Other		Consolidated
	2025	2024	2025	2024

Revenues
Product and service revenues (1)	$-	$-	$3,729	$3,787
Sales of purchased product (1)	-	-	860	793
Gains (losses) on risk management, net	8	(92)	71	23
Sublease revenues	35	37	35	37
Total Revenues	43	(55)	4,695	4,640

Operating Expenses
Production, mineral and other taxes	-	-	160	172
Transportation and processing (1)	-	-	833	832
Operating (1)	-	-	424	480
Purchased product (1)	-	-	842	773
Depreciation, depletion and amortization	11	11	1,101	1,146
Impairments	-	-	730	-
Accretion of asset retirement obligation	14	9	14	9
Administrative	169	178	169	178
Total Operating Expenses	194	198	4,273	3,590
Operating Income (Loss)	$(151)	$(253)	422	1,050

Other (Income) Expenses
Interest			192	203
Foreign exchange (gain) loss, net			32	(38)
Other (gains) losses, net			(8)	(9)
Total Other (Income) Expenses			216	156
Net Earnings (Loss) Before Income Tax			206	894
Income tax expense (recovery)			58	216
Net Earnings (Loss)			$148	$678

(1)
See above regarding the reclassification of the Company’s previously reported Market Optimization segment.

Capital Expenditures by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

USA Operations	$350	$504	$808	$961
Canadian Operations	170	117	328	250
Corporate & Other	1	1	2	2
	$521	$622	$1,138	$1,213

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024	2025	2024

USA Operations	$1,938	$1,938	$11,422	$13,263	$14,234	$16,233
Canadian Operations	641	608	2,834	970	4,240	1,917
Corporate & Other	-	-	127	131	1,260	1,104
	$2,579	$2,546	$14,383	$14,364	$19,734	$19,254

4.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers:

Revenues (For the three months ended June 30)

	USA Operations		Canadian Operations
	2025	2024	2025	2024

Revenues from Customers
Product revenues (1)
Oil	$831	$1,192	$2	$4
NGLs	177	176	367	271
Natural gas	104	55	274	150
Sales of purchased product (1)	396	314	54	30
Service revenues
Gathering and processing	6	1	3	-
	$1,514	$1,738	$700	$455

	Corporate & Other		Consolidated
	2025	2024	2025	2024

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$833	$1,196
NGLs	-	-	544	447
Natural gas	-	-	378	205
Sales of purchased product (1)	-	-	450	344
Service revenues
Gathering and processing	-	-	9	1
	$-	$-	$2,214	$2,193

(1)
See Note 3 regarding the reclassification of the Company’s previously reported Market Optimization segment.

Revenues (For the six months ended June 30)

	USA Operations		Canadian Operations
	2025	2024	2025	2024

Revenues from Customers
Product revenues (1)
Oil	$1,806	$2,373	$4	$5
NGLs	367	364	690	505
Natural gas	249	152	601	385
Sales of purchased product (1)	764	712	96	81
Service revenues
Gathering and processing	8	2	4	1
	$3,194	$3,603	$1,395	$977

	Corporate & Other		Consolidated
	2025	2024	2025	2024

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$1,810	$2,378
NGLs	-	-	1,057	869
Natural gas	-	-	850	537
Sales of purchased product (1)	-	-	860	793
Service revenues
Gathering and processing	-	-	12	3
	$-	$-	$4,589	$4,580

(1)
See Note 3 regarding the reclassification of the Company’s previously reported Market Optimization segment.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, sales of purchased product, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at June 30, 2025, receivables and accrued revenues from contracts with customers were $819 million ($921 million as at December 31, 2024).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at June 30, 2025.

As at June 30, 2025, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Interest Expense on:
Debt	$91	$100	$188	$197
Finance leases	1	1	1	1
Other	3	4	3	5
	$95	$105	$192	$203

For the six months ended June 30, 2025, interest expense on debt includes $5 million of financing fees associated with two term facilities which were terminated in January 2025, following the closing of the Uinta divestiture and the Montney Acquisition as described in Note 8.

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$2	$1	$(85)	$7
Translation of intercompany notes	-	(6)	42	(35)
	2	(5)	(43)	(28)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	-	1	-	1
U.S. dollar risk management contracts issued from Canada	-	1	98	1
Intercompany notes	1	(6)	(41)	(8)
Other Monetary Revaluations	19	(1)	18	(4)
	$22	$(10)	$32	$(38)

In 2024, the Company entered into $2.4 billion notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3825 to US$1 to manage the foreign exchange risk associated with the Montney Acquisition, which was denominated in Canadian dollars (see Note 8). In conjunction with the closing of the transaction, the Company settled the currency swaps and recognized a realized foreign exchange loss of approximately $97 million during the six months ended June 30, 2025.

7.	Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Current Tax
United States	$1	$10	$12	$24
Canada	25	13	57	31
Total Current Tax Expense (Recovery)	26	23	69	55

Deferred Tax
United States	63	77	159	135
Canada	3	26	(170)	26
Total Deferred Tax Expense (Recovery)	66	103	(11)	161
Income Tax Expense (Recovery)	$92	$126	$58	$216
Effective Tax Rate	23.1%	27.0%	28.2%	24.2%

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

The effective tax rate of 23.1 percent for the three months ended June 30, 2025, is higher than the U.S. federal statutory rate of 21 percent primarily due to state tax.

The effective tax rate of 28.2 percent for the six months ended June 30, 2025, is higher than the U.S. federal statutory rate of 21 percent primarily due to the resolution of prior period tax items.

8.	Acquisitions and Divestitures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Acquisitions
USA Operations	$2	$5	$4	$195
Canadian Operations	1	-	2,309	-
Total Acquisitions	3	5	2,313	195

Divestitures
USA Operations	(12)	(2)	(1,896)	(4)
Total Divestitures	(12)	(2)	(1,896)	(4)
Net Acquisitions & (Divestitures)	$(9)	$3	$417	$191

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

Divestitures

For the three and six months ended June 30, 2025, divestitures in the USA Operations were $12 million and $1,896 million, respectively, which primarily included the sale of the Uinta Basin assets located in Utah for proceeds of approximately $1,882 million, after preliminary closing and other adjustments.

Amounts received from the Company’s divestiture transactions have been deducted from the U.S. full cost pool.

9.	Property, Plant and Equipment, Net

	As at June 30, 2025			As at December 31, 2024
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$49,435	$(38,515)	$10,920	$50,246	$(37,770)	$12,476
Unproved properties	478	-	478	741	-	741
Other	26	(2)	24	48	(2)	46
	49,939	(38,517)	11,422	51,035	(37,772)	13,263

Canadian Operations
Proved properties	19,413	(16,755)	2,658	15,763	(14,821)	942
Unproved properties	171	-	171	23	-	23
Other	10	(5)	5	10	(5)	5
	19,594	(16,760)	2,834	15,796	(14,826)	970

Corporate & Other	843	(716)	127	807	(676)	131
	$70,376	$(55,993)	$14,383	$67,638	$(53,274)	$14,364

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $76 million, which have been capitalized during the six months ended June 30, 2025 (2024 - $99 million).

For the three months ended June 30, 2025, the Company did not recognize ceiling test impairments in the USA and Canadian Operations (2024 - nil). For the six months ended June 30, 2025, the Company recognized a before-tax non-cash ceiling test impairment in the Canadian Operations of $730 million (2024 - nil). The non-cash impairment is included with accumulated DD&A in the table above and primarily resulted from the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
		Edmonton
	WTI	Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
June 30, 2025	$70.48	$97.10	$2.86	$1.48
December 31, 2024	75.48	99.60	2.13	1.26
June 30, 2024	79.00	102.56	2.32	2.11
(1)
All prices were held constant in all future years when estimating net revenues and reserves.

10.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at June 30, 2025. All subleases are classified as operating leases.

(undiscounted)	2025	2026	2027	2028	2029	Thereafter	Total

Sublease Income	$27	$53	$48	$42	$38	$329	$537

For the three and six months ended June 30, 2025, operating lease income was $13 million and $26 million, respectively (2024 - $12 million and $26 million, respectively), and variable lease income was $4 million and $9 million, respectively (2024 - $6 million and $11 million, respectively).

11.	Long-Term Debt

	As at	As at
	June 30,	December 31,
	2025	2024

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$481	$-
U.S. Unsecured Notes:
5.65% due May 15, 2025	-	600
5.375% due January 1, 2026	459	459
5.65% due May 15, 2028	700	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	600	600
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
7.10% due July 15, 2053	400	400
Total Principal	5,357	5,476

Increase in Value of Debt Acquired	13	16
Unamortized Debt Discounts and Issuance Costs	(37)	(39)
Total Long-Term Debt	$5,333	$5,453

Current Portion	$940	$600
Long-Term Portion	4,393	4,853
	$5,333	$5,453

As at June 30, 2025, the Company had outstanding commercial paper of $331 million maturing at various dates with a weighted average interest rate of approximately 5.03 percent. As at June 30, 2025, the Company also had $150 million drawn on its revolving credit facilities. The credit facilities are unsecured and bear interest at the lender’s U.S. base rate, Canadian prime, SOFR or CORRA, plus applicable margins.

As at June 30, 2025, total long-term debt had a carrying value of $5,333 million and a fair value of $5,532 million (as at December 31, 2024 - carrying value of $5,453 million and a fair value of $5,649 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

12.	Other Liabilities and Provisions

	As at	As at
	June 30,	December 31,
	2025	2024

Finance Lease Obligations	$8	$12
Unrecognized Tax Benefits	12	12
Pensions and Other Post-Employment Benefits	76	74
Reclamation and Take or Pay Commitments	28	7
Other	6	9
	$130	$114

13.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	June 30, 2025		December 31, 2024
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	260.4	$3	271.7	$3
Shares of Common Stock Purchased	(4.1)	-	(12.7)	-
Shares of Common Stock Issued	0.7	-	1.4	-
Shares of Common Stock Outstanding, End of Period	257.0	$3	260.4	$3

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 0.7 million shares of common stock during the six months ended June 30, 2025 (1.4 million shares of common stock during the twelve months ended December 31, 2024), as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On September 26, 2024, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock over a 12-month period from October 3, 2024 to October 2, 2025.

During the three and six months ended June 30, 2025, the Company purchased approximately 4.1 million shares, respectively, under its 2024 NCIB program, for total consideration of approximately $147 million, respectively. Of the amounts paid during the same three and six month periods, $41 thousand, respectively, was charged to share capital and $147 million, respectively, was charged to paid in surplus.

During the three and six months ended June 30, 2024, the Company purchased approximately 3.6 million shares and 9.0 million shares, respectively, under its 2023 NCIB program which extended from October 3, 2023 to October 2, 2024, for total consideration of approximately $184 million and $434 million, respectively. Of the amounts paid during the same three and six month periods, $36 thousand and $90 thousand, respectively, were charged to share capital and $184 million and $434 million, respectively, were charged to paid in surplus.

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

Dividends

During the three months ended June 30, 2025, the Company declared and paid dividends of $0.30 per share of common stock totaling $77 million (2024 - $0.30 per share of common stock totaling $80 million).

During the six months ended June 30, 2025, the Company declared and paid dividends of $0.60 per share of common stock totaling $155 million (2024 - $0.60 per share of common stock totaling $160 million).

On July 24, 2025, the Board of Directors declared a dividend of $0.30 per share of common stock payable on September 29, 2025, to shareholders of record as of September 15, 2025.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ millions, except per share amounts)	2025	2024	2025	2024

Net Earnings (Loss)	$307	$340	$148	$678

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	259.0	266.2	259.7	267.9
Effect of dilutive securities	1.1	1.9	1.9	2.7
Weighted Average Shares of Common Stock Outstanding - Diluted	260.1	268.1	261.6	270.6

Net Earnings (Loss) per Share of Common Stock
Basic	$1.19	$1.28	$0.57	$2.53
Diluted	1.18	1.27	0.57	2.51

Stock-Based Compensation Plans

Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders. As at June 30, 2025, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

14.	Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$739	$924	$731	$1,000
Change in Foreign Currency Translation Adjustment	194	(31)	202	(107)
Balance, End of Period	$933	$893	$933	$893

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$45	$49	$46	$50

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings	(2)	(2)	(3)	(3)
Income taxes	1	-	1	-
Balance, End of Period	$44	$47	$44	$47
Total Accumulated Other Comprehensive Income	$977	$940	$977	$940

15.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at June 30, 2025, VMLP provides approximately 1,152 MMcf/d of natural gas gathering and compression and 913 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from six to 20 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $892 million as at June 30, 2025. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at June 30, 2025, other liabilities and provisions, and accounts payable and accrued liabilities, included $21 million and $1 million, respectively, related to the take or pay commitment and payout of minimum costs.

16.	Restructuring Charges

In 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. During the three and six months ended June 30, 2025, the Company incurred restructuring charges of $1 million and $11 million, respectively, before tax, related to severance costs (2024 - nil, respectively). Of the $38 million in restructuring charges incurred to date, $1 million remains accrued as at June 30, 2025 ($19 million as at December 31, 2024). The remaining amount accrued is expected to be paid in 2026.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Severance and Outplacement	$1	$-	$11	$-
Restructuring Expenses	$1	$-	$11	$-

	As at	As at
	June 30,	December 31,
	2025	2024

Outstanding Restructuring Accrual, Beginning of Year	$19	$-
Restructuring Expenses Incurred	11	27
Restructuring Costs Paid	(29)	(8)
Outstanding Restructuring Accrual, End of Period (1)	$1	$19
(1)
Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

17.	Compensation Plans

As at June 30, 2025, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Total Compensation Costs of Transactions Classified as Cash-Settled	$(2)	$(3)	$(1)	$2
Total Compensation Costs of Transactions Classified as Equity-Settled	21	24	37	48
Less: Total Share-Based Compensation Costs Capitalized	(5)	(8)	(9)	(14)
Total Share-Based Compensation Expense (Recovery)	$14	$13	$27	$36

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$6	$5	$9	$13
Administrative	8	8	18	23
	$14	$13	$27	$36

As at June 30, 2025, the liability for cash-settled share-based payment transactions totaled $8 million ($10 million as at December 31, 2024), which is recognized in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

The following weighted average assumptions were used to determine the fair value of Stock Appreciation Rights (“SAR”) and Tandem Stock Appreciation Rights (“TSAR”) units outstanding:

	As at June 30, 2025		As at June 30, 2024
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units	Share Units	Share Units

Risk Free Interest Rate	2.60%	2.60%	4.04%	4.04%
Dividend Yield	3.15%	3.26%	2.56%	2.54%
Expected Volatility Rate (1)	43.36%	41.08%	48.63%	45.21%
Expected Term	0.6 yrs	0.6 yrs	1.0 yrs	1.0 yrs
Market Share Price	US$38.05	C$51.86	US$46.87	C$64.13
Weighted Average Grant Date Fair Value	US$34.67	C$46.75	US$40.91	C$54.84
(1)
Volatility was estimated using historical rates.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Six Months Ended June 30, 2025 (thousands of units)

RSUs	1,641
PSUs	593
DSUs (1)	6

(1)
Deferred Share Units (“DSUs”)

18.	Fair Value Measurements

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

As at June 30, 2025	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$3	$104	$-	$107	$(9)	$98
Long-term assets	-	3	-	3	(1)	2

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$16	$-	$16	$(9)	$7
Long-term liabilities	-	15	2	17	(1)	16

As at December 31, 2024	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$116	$-	$116	$(6)	$110
Foreign Currency Derivatives:
Current assets	-	-	-	-	(2)	(2)

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$26	$-	$26	$(6)	$20
Long-term liabilities	-	21	-	21	-	21
Foreign Currency Derivatives:
Current liabilities	-	89	-	89	(2)	87

(1)
Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities include contracts with terms to 2028, consisting of commodity fixed price contracts, WTI three-way options, NYMEX three-way options, basis swaps, a physical forward contract receiving a percentage of the Japan Korea Marker (“JKM”) index price and foreign currency swaps. The Company uses discounted cash flow and option-pricing models for fair valuing commodity derivatives. The fair value models use inputs such as contracted notional volumes, market future prices, maturities, credit adjusted risk free rates, and market-based implied volatility factors. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

During the third quarter of 2024, the Company transferred its WTI three-way options from Level 3 into Level 2 as a result of the availability of more observable inputs, such as volatility and comparable contract terms, from independent active markets.

The three-way options are a combination of a sold call, a bought put and a sold put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with partial downside price protection through the put options.

Level 3 Fair Value Measurements

During the three months ended June 30, 2025, Ovintiv entered into a ten-year physical forward contract, with terms to 2037, to deliver 100 MMcf/d of natural gas volumes with a delivery point in Alberta and will receive the Chicago city-gates (“Chicago”) index price, less deducts. Delivery of natural gas volumes is expected to commence November 1, 2027. This contract is a derivative and is required to be measured at fair value each reporting period with changes in the fair value recorded in net earnings. The fair value of this contract is based on the discounted cash flow model using observable and unobservable inputs such as forward prices less deducts. The data used to develop the unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Six Months Ended
	June 30,
	2025	2024

Balance, Beginning of Year	$-	$16
Total Gains (Losses)	(2)	(42)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	-	9
Transfers Out of Level 3	-	-
Balance, End of Period	$(2)	$(17)
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$(2)	$(33)

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at June 30, 2025:

	Valuation Technique	Unobservable Inputs	Range	Weighted Average

Risk Management - Physical Forward Contract	Discounted Cash Flow Model	Forward Prices (1)	$0.64/Mcf - $2.45/Mcf	$1.12/Mcf
(1)
Forward prices refers to the differential between Chicago and AECO forward prices.

A 10 percent increase or decrease in forward price differentials between Chicago and AECO for the physical forward contract would cause an approximate corresponding $22 million (nil as at December 31, 2024) increase or decrease to net risk management assets and liabilities.

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

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX- and AECO- based contracts such as fixed price contracts and options. Ovintiv has also entered into forward contracts to partially manage against widening price differentials between various production areas and benchmark price points.

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts from time to time. As at June 30, 2025, the Company does not have any notional U.S. dollar denominated currency swaps.

Risk Management Positions as at June 30, 2025

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
Propane Fixed Price	10.0 Mbbls/d	2025	31.83	$1

WTI Three-Way Options
Sold call / bought put / sold put	50.0 Mbbls/d	2025	78.58 / 65.00 / 50.00	28
Sold call / bought put / sold put	17.3 Mbbls/d	2026	71.73 / 62.15 / 51.79	10

Oil and NGLs Fair Value Position				39

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
AECO Fixed Price	50 MMcf/d	2026	2.35	-

NYMEX Three-Way Options
Sold call / bought put / sold put	500 MMcf/d	2025	4.47 / 3.00 / 2.25	(12)
Sold call / bought put / sold put	462 MMcf/d	2026	6.46 / 3.33 / 2.61	(13)

Basis Contracts (1)		2025		66
		2027		2
		2028		1

Physical Forward Contracts (2)		2026 - 2037		(6)
Natural Gas Fair Value Position				38
Total Fair Value Position				$77

(1)
Ovintiv has entered into natural gas basis swaps associated with AECO and NYMEX.
(2)
Ovintiv has entered into natural gas physical forward contracts associated with JKM (50 MMcf/d) and Chicago (100 MMcf/d), as described in Note 18.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$33	$69	$63	$115
Foreign Currency Derivatives:
Foreign exchange (2)	-	(1)	(98)	(1)
	$33	$68	$(35)	$114

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (3)	$54	$8	$8	$(92)
Foreign Currency Derivatives:
Foreign exchange	2	(2)	89	(10)
	$56	$6	$97	$(102)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (3)	$87	$77	$71	$23
Foreign Currency Derivatives:
Foreign exchange (2)	2	(3)	(9)	(11)
	$89	$74	$62	$12

(1)
There were no realized gains or losses related to other derivative contracts for the three and six months ended June 30, 2025 (2024 - gain of $4 million, respectively).
(2)
Includes a realized foreign exchange loss of $97 million for the six months ended June 30, 2025, related to notional U.S. dollar denominated currency swaps as discussed in Note 6.
(3)
There were no unrealized gains or losses related to other derivative contracts for the three and six months ended June 30, 2025 or 2024.

Reconciliation of Unrealized Risk Management Positions from January 1 to June 30

	2025		2024
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(20)
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	62	$62	$12
Fair Value of Contracts Realized During the Period	35	35	(114)
Fair Value of Contracts, End of Period	$77	$97	$(102)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	June 30,	December 31,
	2025	2024

Risk Management Assets
Current	$98	$108
Long-term	2	-
	100	108

Risk Management Liabilities
Current	7	107
Long-term	16	21
	23	128
Net Risk Management Assets (Liabilities)	$77	$(20)

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at June 30, 2025, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $110 million and $100 million, respectively, as disclosed in Note 18. The Company had no significant credit derivatives in place and held no collateral at June 30, 2025.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at June 30, 2025, approximately 94 percent (94 percent as at December 31, 2024) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating Activities
Accounts receivable and accrued revenues	$130	$63	$72	$235
Accounts payable and accrued liabilities	(24)	(9)	(125)	(301)
Current portion of operating lease liabilities	6	6	26	(3)
Income tax receivable and payable	(1)	(23)	18	(258)
	$111	$37	$(9)	$(327)

B)
Non-Cash Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(16)	$(25)	$(424)	$(33)

Non-Cash Investing Activities
Property, plant and equipment accruals	$(42)	$(17)	$27	$(2)
Capitalized long-term incentives	-	-	(4)	(7)
Property additions/dispositions, including swaps	6	14	33	31

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at June 30, 2025:

	Expected Future Payments
(undiscounted)	2025	2026	2027	2028	2029	Thereafter	Total

Transportation and Processing	$399	$798	$679	$529	$447	$1,916	$4,768
Drilling and Field Services	141	65	2	-	-	-	208
Building Leases & Other Commitments	6	7	6	6	4	11	40
Total	$546	$870	$687	$535	$451	$1,927	$5,016

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three and six months ended June 30, 2025, and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2025 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2024, which are included in Items 8 and 7, respectively, of the 2024 Annual Report on Form 10‑K.

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

Highlights

During the first six months of 2025, the Company focused on executing its 2025 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, and delivering cash from operating activities. In conjunction with closing the Montney Acquisition, as discussed below, the Company was also focused on integrating the new assets into its existing operations.

Lower upstream product revenues in the first six months of 2025 compared to 2024, primarily resulted from lower oil production volumes and lower realized oil and plant condensate prices, excluding the impact of risk management activities, partially offset by higher average realized natural gas prices, excluding the impact of risk management activities, and higher plant condensate production volumes. Oil production volumes decreased primarily as a result of the sale of the Company’s Uinta assets in the first quarter of 2025. Average realized oil and plant condensate prices decreased 12 percent and 10 percent, respectively, primarily due to lower benchmark prices. Higher realized average natural gas prices of 49 percent were primarily due to higher benchmark prices and exposure to other downstream benchmark prices. Plant condensate production volumes increased due to the Montney Acquisition in the first quarter of 2025. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

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

Financial Results

Three months ended June 30, 2025

•
Reported net earnings of $307 million, or $1.18 per share diluted, including net gains on risk management in revenues of $87 million, before tax.
•
Generated cash from operating activities of $1,013 million and Non-GAAP Cash Flow of $913 million.
•
Purchased for cancellation, approximately 4.1 million shares of common stock for total consideration of approximately $147 million.
•
Paid dividends of $0.30 per share of common stock totaling $77 million.

Six months ended June 30, 2025

•
Reported net earnings of $148 million, or $0.57 per share diluted, including a non-cash ceiling test impairment of $557 million, after tax, or $2.13 per share diluted.
•
Recognized net gains on risk management in revenues of $71 million, before tax.
•
Generated cash from operating activities of $1,886 million and Non-GAAP Cash Flow of $1,917 million.
•
Purchased for cancellation, approximately 4.1 million shares of common stock for total consideration of approximately $147 million.
•
Paid dividends of $0.60 per share of common stock totaling $155 million.
•
Had approximately $3.2 billion in total liquidity as at June 30, 2025, which included available credit facilities of $3,350 million, available uncommitted demand lines of $132 million, and cash and cash equivalents of $20 million, net of outstanding commercial paper of $331 million.

•
Reported Debt to EBITDA of 1.6 times and Non-GAAP Debt to Adjusted EBITDA of 1.2 times.

Capital Investment

During the six months ended June 30, 2025

•
Executed the Company’s 2025 capital plan with expenditures totaling $1,138 million.
•
Focused on highly efficient capital activity to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices, as discussed in the Company Outlook section of this MD&A.

Production

During the six months ended June 30, 2025

•
Produced average liquids volumes of 300.6 Mbbls/d, which accounted for 50 percent of total production volumes. Average oil and plant condensate volumes of 208.5 Mbbls/d, represented 69 percent of total liquids production volumes.
•
Produced average natural gas volumes of 1,807 MMcf/d, which accounted for 50 percent of total production volumes.
•
Produced average total volumes of 601.9 MBOE/d.

Operating Expenses

During the six months ended June 30, 2025

•
Incurred upstream transportation and processing expenses of $817 million or $7.50 per BOE, an increase of $53 million compared to 2024, primarily due to increased production volumes related to the Montney Acquisition in the first quarter of 2025.
•
Incurred upstream operating expenses of $420 million or $3.86 per BOE, a decrease of $47 million compared to 2024, primarily due to the sale of the Company’s Uinta assets in the first quarter of 2025, partially offset by increased activity related to the Montney Acquisition in the first quarter of 2025.
•
Incurred production, mineral and other taxes of $160 million, which represents approximately 4.3 percent of upstream product revenues. Total production, mineral and other taxes decreased by $12 million compared to 2024, primarily due to lower oil commodity prices and the sale of the Company’s Uinta assets in the first quarter of 2025.

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

Oil prices for the remainder of 2025 are expected to be impacted by the interplay between the pace of global economic growth and demand for oil, OPEC+ and non-OPEC+ production levels, and continued price volatility resulting from geopolitical events and macroeconomic uncertainties. Supply and the accumulation of global oil inventories are expected to be impacted by changes in geopolitical volatility, OPEC+ and non-OPEC+ production levels, and consumer demand behavior.

Natural gas prices are primarily impacted by structural changes in supply and demand, deviations from seasonally normal weather, as well as volatility in regional markets.

Natural gas prices for the remainder of 2025 are expected to be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. and Canadian liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from geopolitical events.

Political developments, including trade disputes and policy changes, continue to elevate global uncertainty and financial market volatility. U.S. sanctions and tariffs on select products may disrupt global supply and demand, leading to commodity price volatility. These actions can provoke retaliatory measures from other countries, further increasing economic volatility and the risk of a global recession.

Company Outlook

The Company will continue to exercise discretion and discipline, and intends to optimize capital allocation through the remainder of 2025 as the commodity price environment evolves. Ovintiv pursues innovative ways to maximize cash flows and reduce operating and administrative expenses.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. The Company enters into derivative financial instruments to mitigate price volatility and provide more certainty around cash flows. As at June 30, 2025, the Company has hedged approximately 50.0 Mbbls/d of expected oil and condensate production and 500 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes commodity derivatives and transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company continues to execute its 2025 capital investment program, focusing on maximizing returns from high-margin oil and condensate, and generating cash flows in excess of capital expenditures.

During the second quarter of 2025, the Company invested $521 million, which was lower than its second quarter guidance of $550 million to $600 million, primarily due to timing of projects. In July 2025, the Company reduced its full year 2025 capital investment guidance range to $2,125 million to $2,175 million.

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

Production

During the second quarter of 2025, total average production volumes were 615.3 MBOE/d, which exceeded the second quarter guidance range of 585.0 MBOE/d to 605.0 MBOE/d. Average oil and plant condensate production volumes were 211.2 Mbbls/d, average other NGL production volumes were 95.5 Mbbls/d and average natural gas production volumes were 1,851 MMcf/d, which exceeded second quarter guidance ranges of 202.0 Mbbls/d to 208.0 Mbbls/d, 87.0 Mbbls/d to 92.0 Mbbls/d and 1,775 MMcf/d to 1,825 MMcf/d, respectively.

In July 2025, the Company updated its full year 2025 total production guidance ranges to reflect strong well performance and the successful integration of the newly acquired Montney assets. The Company expects to meet its updated full year 2025 production guidance range of 600.0 MBOE/d to 620.0 MBOE/d, including oil and plant condensate production volumes of approximately 205.0 Mbbls/d to 209.0 Mbbls/d, other NGLs production volumes of approximately 93.0 Mbbls/d to 96.0 Mbbls/d and natural gas production volumes of approximately 1,825 MMcf/d to 1,875 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

In July 2025, the Company updated its upstream operating expense guidance range to approximately $3.75 per BOE to $4.00 per BOE for the remainder of the year. The Company is on track to maintain full year upstream transportation and processing costs of approximately $7.50 per BOE to $8.00 per BOE and total production, mineral and other taxes of approximately 3.75 to 4.50 percent of upstream revenues.

Additional information on Ovintiv’s third quarter and full year 2025 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

Results of Operations

Selected Financial Information

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024	2025	2024

Product and Service Revenues
Upstream product revenues (1)	$1,755	$1,848	$3,717	$3,784
Service revenues (2)	9	1	12	3
Total Product and Service Revenues	1,764	1,849	3,729	3,787

Sales of Purchased Product (1)	450	344	860	793
Gains (Losses) on Risk Management, Net	87	77	71	23
Sublease Revenues	17	18	35	37
Total Revenues	2,318	2,288	4,695	4,640

Total Operating Expenses (3)	1,807	1,732	4,273	3,590
Operating Income (Loss)	511	556	422	1,050
Total Other (Income) Expenses	112	90	216	156
Net Earnings (Loss) Before Income Tax	399	466	206	894
Income Tax Expense (Recovery)	92	126	58	216

Net Earnings (Loss)	$307	$340	$148	$678
(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.
(2)
Service revenues comprise third-party gathering and processing fees.
(3)
Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs. The three and six months ended June 30, 2025, include non-cash ceiling test impairments of nil and $730 million, respectively (2024 - nil, respectively).

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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended June 30,		Six months ended June 30,
(average for the period)	2025	2024	2025	2024

Oil & NGLs
WTI ($/bbl)	$63.74	$80.57	$67.58	$78.77
Houston ($/bbl)	64.91	82.21	68.80	80.53
Edmonton Condensate (C$/bbl)	88.21	105.72	94.39	102.32

Natural Gas
NYMEX ($/MMBtu)	$3.44	$1.89	$3.55	$2.07
AECO (C$/Mcf)	2.07	1.44	2.05	1.74
Dawn (C$/MMBtu)	3.97	2.29	4.82	2.84

Production Volumes and Realized Prices

	Three months ended June 30,				Six months ended June 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2025	2024	2025	2024	2025	2024	2025	2024

Oil (Mbbls/d, $/bbl)
USA Operations	141.6	166.8	$64.50	$78.20	146.0	168.5	$68.24	$77.18
Canadian Operations	0.4	0.5	63.42	74.86	0.3	0.3	66.40	74.07
Total	142.0	167.3	64.50	78.19	146.3	168.8	68.24	77.17

NGLs - Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.4	10.9	50.76	59.43	10.8	10.7	54.34	58.71
Canadian Operations	57.8	33.7	62.76	75.61	51.4	31.8	65.05	73.77
Total	69.2	44.6	60.79	71.66	62.2	42.5	63.18	69.96

NGLs - Other (Mbbls/d, $/bbl)
USA Operations	76.8	75.7	17.52	16.84	73.6	75.1	19.52	18.09
Canadian Operations	18.7	16.3	21.44	25.36	18.5	15.0	25.12	27.54
Total	95.5	92.0	18.28	18.35	92.1	90.1	20.64	19.67

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	229.8	253.4	48.11	59.09	230.4	254.3	52.03	58.94
Canadian Operations	76.9	50.5	52.73	59.35	70.2	47.1	54.54	59.03
Total	306.7	303.9	49.27	59.13	300.6	301.4	52.62	58.95

Natural Gas (MMcf/d, $/Mcf)
USA Operations	508	531	2.26	1.16	509	528	2.70	1.59
Canadian Operations	1,343	1,209	2.24	1.36	1,298	1,165	2.56	1.81
Total	1,851	1,740	2.24	1.30	1,807	1,693	2.60	1.74

Total Production (MBOE/d, $/BOE)
USA Operations	314.7	341.9	38.81	45.61	315.3	342.5	42.40	46.23
Canadian Operations	300.6	251.9	23.47	18.40	286.6	241.3	24.95	20.27
Total	615.3	593.8	31.32	34.08	601.9	583.8	34.10	35.49

Production Mix (%)
Oil & Plant Condensate	34	36			35	36
NGLs - Other	16	15			15	16
Total Oil & NGLs	50	51			50	52
Natural Gas	50	49			50	48

Production Change
Period Over Period (%) (3)
Total Oil & NGLs	1	7			-	13
Natural Gas	6	-			7	3
Total Production	4	4			3	8
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues, Excluding Realized Gains (Losses) on Risk Management

	Three months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2024 Upstream Product Revenues (1)	$1,196	$293	$154	$205	$1,848
Increase (decrease) due to:
Sales prices	(182)	(80)	(1)	158	(105)
Production volumes	(181)	171	7	15	12
2025 Upstream Product Revenues	$833	$384	$160	$378	$1,755

	Six months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2024 Upstream Product Revenues (1)	$2,378	$545	$324	$537	$3,784
Increase (decrease) due to:
Sales prices	(238)	(95)	10	277	(46)
Production volumes	(330)	262	11	36	(21)
2025 Upstream Product Revenues	$1,810	$712	$345	$850	$3,717
(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.

Oil Revenues

Three months ended June 30, 2025 versus June 30, 2024

Oil revenues were lower by $363 million compared to the second quarter of 2024 primarily due to:

•
A decrease of $13.69 per bbl, or 18 percent, in the average realized oil prices which decreased revenues by $182 million. The decrease reflected lower WTI and Houston benchmark prices which were both down 21 percent, partially offset by higher regional pricing relative to the benchmark prices; and
•
Lower average oil production volumes of 25.3 Mbbls/d decreased revenues by $181 million. Lower production volumes were primarily due to the sale of the Uinta assets during the first quarter of 2025 (27.9 Mbbls/d), partially offset by successful drilling in Anadarko and Permian (3.9 Mbbls/d).

Six months ended June 30, 2025 versus June 30, 2024

Oil revenues were lower by $568 million compared to the first six months of 2024 primarily due to:

•
Lower average oil production volumes of 22.5 Mbbls/d decreased revenues by $330 million. Lower production volumes were primarily due to the sale of the Uinta assets during the first quarter of 2025 (21.1 Mbbls/d); and
•
A decrease of $8.93 per bbl, or 12 percent, in the average realized oil prices which decreased revenues by $238 million. The decrease reflected lower Houston and WTI benchmark prices which were down 15 percent and 14 percent, respectively, partially offset by higher regional pricing relative to the benchmark prices.

NGL Revenues

Three months ended June 30, 2025 versus June 30, 2024

NGL revenues were higher by $97 million compared to the second quarter of 2024 primarily due to:

•
Higher average plant condensate production volumes of 24.6 Mbbls/d increased revenues by $171 million. Higher production volumes were primarily due to the Montney Acquisition in the first quarter of 2025 (22.0 Mbbls/d) and successful drilling in Montney (5.7 Mbbls/d), partially offset by lower production volumes in Montney related to increased third-party plant downtime (4.4 Mbbls/d); and

•
A decrease of $10.87 per bbl, or 15 percent, in the average realized plant condensate prices which decreased revenues by $80 million. The decrease primarily reflected the lower Edmonton Condensate benchmark price which was down 17 percent.

Six months ended June 30, 2025 versus June 30, 2024

NGL revenues were higher by $188 million compared to the first six months of 2024 primarily due to:

•
Higher average plant condensate production volumes of 19.7 Mbbls/d increased revenues by $262 million. Higher production volumes were primarily due to the Montney Acquisition in the first quarter of 2025 (18.4 Mbbls/d) and successful drilling in Montney (3.0 Mbbls/d), partially offset by lower production volumes in Montney related to increased third-party plant downtime (1.7 Mbbls/d); and
•
A decrease of $6.78 per bbl, or 10 percent, in the average realized plant condensate prices which decreased revenues by $95 million. The decrease primarily reflected the lower Edmonton Condensate benchmark price which was down eight percent.

Natural Gas Revenues

Three months ended June 30, 2025 versus June 30, 2024

Natural gas revenues were higher by $173 million compared to the second quarter of 2024 primarily due to:

•
An increase of $0.94 per Mcf, or 72 percent, in the average realized natural gas prices which increased revenues by $158 million. The increase reflected the higher NYMEX and AECO benchmark prices which were up 82 percent and 44 percent, respectively, and exposure to other downstream benchmark prices relating to the Company’s diversified markets in the Canadian Operations, partially offset by lower regional pricing relative to benchmark prices in the USA Operations; and
•
Higher average natural gas production volumes of 111 MMcf/d increased revenues by $15 million. Higher production volumes were primarily due to the Montney Acquisition in the first quarter of 2025 (207 MMcf/d) and successful drilling in Montney and Permian (137 MMcf/d). The higher production volumes were partially offset by lower production volumes in Montney primarily related to pipeline restrictions and increased third-party plant downtime (102 MMcf/d), higher effective royalty rates in Montney (67 MMcf/d), the sale of the Uinta and Horn River assets in the first quarter of 2025 (31 MMcf/d), and natural declines in Anadarko (24 MMcf/d).

Six months ended June 30, 2025 versus June 30, 2024

Natural gas revenues were higher by $313 million compared to the first six months of 2024 primarily due to:

•
An increase of $0.86 per Mcf, or 49 percent, in the average realized natural gas prices which increased revenues by $277 million. The increase reflected the higher NYMEX and AECO benchmark prices which were up 71 percent and 18 percent, respectively, and exposure to other downstream benchmark prices relating to the Company’s diversified markets in the Canadian Operations, partially offset by lower regional pricing relative to benchmark prices in the USA Operations; and
•
Higher average natural gas production volumes of 114 MMcf/d increased revenues by $36 million. Higher production volumes were primarily due to the Montney Acquisition in the first quarter of 2025 (173 MMcf/d), and successful drilling in Montney and Permian (93 MMcf/d). The higher production volumes were partially offset by lower production volumes in Montney primarily related to pipeline restrictions and increased third-party plant downtime (69 MMcf/d), the sale of the Uinta and Horn River assets in the first quarter of 2025 (42 MMcf/d), natural declines in Anadarko (22 MMcf/d), and higher effective royalty rates in Montney (18 MMcf/d).

Sales of Purchased Product

Revenues from the sale of purchased product relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024 (1)	2025	2024 (1)

Sales of Purchased Product	$450	$344	$860	$793
(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.

Three months ended June 30, 2025 versus June 30, 2024

Sales of purchased product revenues increased $106 million compared to the second quarter of 2024 primarily due to:

•
Higher sales of third-party purchased liquids volumes in the USA Operations ($280 million) and higher realized third-party natural gas pricing ($16 million);

partially offset by:

•
Lower realized third-party liquids pricing ($189 million).

Six months ended June 30, 2025 versus June 30, 2024

Sales of purchased product revenues increased $67 million compared to the first six months of 2024 primarily due to:

•
Higher sales of third-party purchased liquids volumes in the USA Operations ($319 million) and higher realized third-party natural gas pricing ($10 million);

partially offset by:

•
Lower realized third-party liquids pricing ($258 million).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at June 30, 2025, can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024	2025	2024

Realized Gains (Losses) on Risk Management
Commodity Price
Oil	$9	$(25)	$9	$(33)
NGLs - Other	-	1	-	2
Natural Gas	24	89	54	142
Other (1)	-	4	-	4
Total	33	69	63	115

Unrealized Gains (Losses) on Risk Management	54	8	8	(92)
Total Gains (Losses) on Risk Management, Net	$87	$77	$71	$23

	Three months ended June 30,		Six months ended June 30,
(Per-unit)	2025	2024	2025	2024

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$0.73	$(1.61)	$0.35	$(1.06)
NGLs - Other ($/bbl)	$-	$0.12	$-	$0.12
Natural Gas ($/Mcf)	$0.14	$0.56	$0.16	$0.46
Total ($/BOE)	$0.59	$1.21	$0.57	$1.05
(1)
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

During the second quarter of 2025, the Company entered into physical forward contracts to further mitigate a portion of its exposure to AECO benchmark prices. The Company’s ongoing market diversification strategy shifts a portion of its commodity price exposure to alternative pricing hubs including Japan Korea Marker and Chicago city-gates, commencing in 2026 and 2027, respectively.

Additional information on fair value changes and risk management contracts can be found in Notes 18 and 19, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024	2025	2024

USA Operations	$67	$85	$150	$165
Canadian Operations	6	4	10	7
Total	$73	$89	$160	$172

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2025	2024	2025	2024

USA Operations	$2.36	$2.74	$2.64	$2.65
Canadian Operations	$0.21	$0.17	$0.19	$0.17
Production, Mineral and Other Taxes	$1.31	$1.65	$1.47	$1.62

Three months ended June 30, 2025 versus June 30, 2024

Production, mineral and other taxes decreased $16 million compared to the second quarter of 2024 primarily due to:

•
The Uinta assets sold in the first quarter of 2025 ($11 million) and lower oil commodity prices ($10 million);

partially offset by:

•
Higher property taxes due to the Montney Acquisition in the first quarter of 2025 ($2 million).

Six months ended June 30, 2025 versus June 30, 2024

Production, mineral and other taxes decreased $12 million compared to the first six months of 2024 primarily due to:

•
Lower oil commodity prices ($14 million) and the Uinta assets sold in the first quarter of 2025 ($11 million);

partially offset by:

•
Higher effective production tax rates ($4 million), higher property taxes primarily due to the Montney Acquisition in the first quarter of 2025 ($4 million) and production tax recoveries in Anadarko in 2024 ($4 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024	2025	2024

Upstream
USA Operations	$114	$126	$226	$253
Canadian Operations	312	260	591	511
Upstream Transportation and Processing	426	386	817	764

Other (1)	9	27	16	68
Total	$435	$413	$833	$832

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2025	2024	2025	2024

USA Operations	$4.01	$4.05	$3.96	$4.06
Canadian Operations	$11.40	$11.37	$11.38	$11.65
Upstream Transportation and Processing	$7.62	$7.15	$7.50	$7.20
(1)
The second quarter and first six months of 2025 include pipeline transportation fees associated with previously divested assets in the USA Operations of $1 million, respectively (2024 ‑ $17 million and $50 million, respectively) and other third-party transportation and processing fees with no associated volumes in the Canadian Operations of approximately $8 million and $15 million, respectively (2024 ‑ $10 million and $18 million, respectively).

Three months ended June 30, 2025 versus June 30, 2024

Transportation and processing expense increased $22 million compared to the second quarter of 2024 primarily due to:

•
Higher production volumes due to the Montney Acquisition during the first quarter of 2025 ($71 million) and higher natural gas production volumes in Permian ($5 million);

partially offset by:

•
An expired pipeline transportation contract ($17 million), the Uinta and Horn River assets sold in the first quarter of 2025 ($15 million), a third-party plant turnaround in Montney in 2024 ($8 million), lower midstream transportation costs in Montney ($6 million) and lower natural gas production volumes in Anadarko ($4 million).

Six months ended June 30, 2025 versus June 30, 2024

Transportation and processing expense increased $1 million compared to the first six months of 2024 primarily due to:

•
Higher production volumes due to the Montney Acquisition during the first quarter of 2025 ($121 million) and higher natural gas production volumes in Permian ($10 million);

partially offset by:

•
An expired pipeline transportation contract ($50 million), the Uinta and Horn River assets sold in the first quarter of 2025 ($32 million), a higher U.S./Canadian dollar exchange rate ($18 million), lower midstream transportation costs in Montney ($15 million), a third-party plant turnaround in Montney in 2024 ($8 million), and lower production volumes in Anadarko ($8 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024	2025	2024

Upstream
USA Operations	$173	$205	$342	$416
Canadian Operations	42	26	78	51
Upstream Operating Expense	215	231	420	467

Other	4	6	4	13
Total	$219	$237	$424	$480

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2025	2024	2025	2024

USA Operations	$6.03	$6.58	$5.99	$6.67
Canadian Operations	$1.56	$1.18	$1.52	$1.19
Upstream Operating Expense	$3.84	$4.29	$3.86	$4.40

Three months ended June 30, 2025 versus June 30, 2024

Operating expense decreased $18 million compared to the second quarter of 2024 primarily due to:

•
The sale of the Uinta assets in the first quarter of 2025 ($25 million), and decreased workover activity in Anadarko and Permian ($5 million);

partially offset by:

•
Higher activity due to the Montney Acquisition in the first quarter of 2025 ($11 million).

Six months ended June 30, 2025 versus June 30, 2024

Operating expense decreased $56 million compared to the first six months of 2024 primarily due to:

•
The sale of the Uinta assets in the first quarter of 2025 ($47 million), increased operational efficiencies in Permian ($12 million), decreased workover activity in Anadarko and Permian ($10 million), and lower salaries and benefits resulting from the corporate reorganization which commenced in 2024 ($8 million);

partially offset by:

•
Higher activity due to the Montney Acquisition in the first quarter of 2025 ($17 million).

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024	2025	2024

Purchased Product	$440	$333	$842	$773

Three months ended June 30, 2025 versus June 30, 2024

Purchased product expense increased $107 million compared to the second quarter of 2024 primarily due to:

•
Higher third-party purchased liquids volumes in the USA Operations ($280 million) and higher third-party natural gas purchase prices ($17 million);

partially offset by:

•
Lower third-party liquids purchase prices ($190 million).

Six months ended June 30, 2025 versus June 30, 2024

Purchased product expense increased $69 million compared to the first six months of 2024 primarily due to:

•
Higher third-party purchased liquids volumes in the USA Operations ($319 million) and higher third-party natural gas purchase prices ($13 million);

partially offset by:

•
Lower third-party liquids purchase prices ($260 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024	2025	2024

Upstream
USA Operations	$370	$498	$745	$987
Canadian Operations	180	76	345	148
Upstream DD&A	550	574	1,090	1,135

Corporate & Other	6	6	11	11
Total	$556	$580	$1,101	$1,146

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2025	2024	2025	2024

USA Operations	$12.91	$15.99	$13.04	$15.84
Canadian Operations	$6.56	$3.34	$6.64	$3.38
Upstream DD&A	$9.81	$10.62	$10.00	$10.69

Three months ended June 30, 2025 versus June 30, 2024

DD&A decreased $24 million compared to the second quarter of 2024 primarily due to:

•
Lower depletion rates and production volumes in the USA Operations primarily due to the sale of the Uinta assets in the first quarter of 2025 ($88 million and $40 million, respectively);

partially offset by:

•
Higher depletion rates and production volumes in the Canadian Operations primarily due to the Montney Acquisition in the first quarter of 2025 ($89 million and $15 million, respectively).

The upstream depletion rate in the USA Operations decreased $3.08 per BOE primarily due to a lower depletable base resulting from the sale of the Uinta assets in the first quarter of 2025. The upstream depletion rate in the Canadian Operations increased $3.22 per BOE primarily due to a higher depletable base resulting from the Montney Acquisition in the first quarter of 2025, partially offset by the ceiling test impairments recognized in the fourth quarter of 2024 and first quarter of 2025.

Six months ended June 30, 2025 versus June 30, 2024

DD&A decreased $45 million compared to the first six months of 2024 primarily due to:

•
Lower depletion rates and production volumes in the USA Operations primarily due to the sale of the Uinta assets in the first quarter of 2025 ($160 million and $82 million, respectively);

partially offset by:

•
Higher depletion rates and production volumes in the Canadian Operations primarily due to the Montney Acquisition in the first quarter of 2025 ($175 million and $26 million, respectively).

The upstream depletion rate in the USA Operations decreased $2.80 per BOE primarily due to a lower depletable base resulting from the sale of the Uinta assets in the first quarter of 2025. The upstream depletion rate in the Canadian Operations increased $3.26 per BOE primarily due to a higher depletable base resulting from the Montney Acquisition in the first quarter of 2025, partially offset by the ceiling test impairments recognized in the fourth quarter of 2024 and first quarter of 2025.

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

In the second quarter and first six months of 2025, the Company recognized before-tax non-cash ceiling test impairments of nil and $730 million, respectively, in the Canadian Operations. The non-cash impairment recognized in the first quarter of 2025 primarily resulted from the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
June 30, 2025	$70.48	$97.10	$2.86	$1.48
December 31, 2024	75.48	99.60	2.13	1.26
June 30, 2024	79.00	102.56	2.32	2.11
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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024	2025	2024

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs, and Legal Costs (1)	$67	$69	$139	$144
Long-term incentive costs	8	8	18	23
Restructuring costs	1	-	11	-
Legal costs	-	(1)	1	11
Total Administrative	$76	$76	$169	$178

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2025	2024	2025	2024

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs, and Legal Costs (1)	$1.19	$1.28	$1.28	$1.34
Long-term incentive costs	0.15	0.14	0.17	0.22
Restructuring costs	0.03	-	0.10	-
Legal costs	-	(0.01)	0.01	0.11
Total Administrative	$1.37	$1.41	$1.56	$1.67
(1)
The second quarter and first six months of 2025 include costs related to The Bow office lease of $26 million and $54 million, respectively (2024 - $29 million and $58 million, respectively), half of which is recovered from sublease revenues.

Six months ended June 30, 2025 versus June 30, 2024

Administrative expense decreased $9 million compared to the first six months of 2024 primarily due to:

•
Lower legal costs ($10 million) and lower long-term incentive costs ($5 million);

partially offset by:

•
Restructuring costs incurred primarily related to the corporate reorganization which commenced in 2024 ($11 million).

In 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. Additional information on restructuring charges and long-term incentive costs can be found in Notes 16 and 17 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024	2025	2024

Interest	$95	$105	$192	$203
Foreign Exchange (Gain) Loss, Net	22	(10)	32	(38)
Other (Gains) Losses, Net	(5)	(5)	(8)	(9)
Total Other (Income) Expenses	$112	$90	$216	$156

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest and long-term debt can be found in Notes 5 and 11, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended June 30, 2025 versus June 30, 2024

Interest expense decreased $10 million compared to the second quarter of 2024 primarily due to:

•
Lower interest expense on short-term borrowings ($4 million) and lower interest expense resulting from the repayment of the Company’s $600 million senior note in the second quarter of 2025 ($4 million).

Six months ended June 30, 2025 versus June 30, 2024

Interest expense decreased $11 million compared to the first six months of 2024 primarily due to:

•
Lower interest expense on short-term borrowings ($8 million) and lower interest expense resulting from the repayment of the Company’s $600 million senior note in the second quarter of 2025 ($4 million);

partially offset by:

•
Financing fees incurred related to the termination of two term facilities following the closing of the Uinta divestiture and Montney Acquisition in the first quarter of 2025 ($5 million).

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

Three months ended June 30, 2025 versus June 30, 2024

Net foreign exchange loss of $22 million compared to a gain of $10 million during the second quarter of 2024 primarily due to:

•
Losses on other monetary revaluations compared to gains in 2024 ($20 million), realized foreign exchange losses on the settlement of intercompany notes compared to gains in 2024 ($7 million) and unrealized foreign exchange gains on the translation of intercompany notes in 2024 ($6 million).

Six months ended June 30, 2025 versus June 30, 2024

Net foreign exchange loss of $32 million compared to a gain of $38 million during the first six months of 2024 primarily due to:

•
Higher realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada ($97 million), unrealized foreign exchange losses on the translation of intercompany notes compared to gains in 2024 ($77 million) and losses on other monetary revaluations compared to gains in 2024 ($22 million);

partially offset by:

•
Unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2024 ($92 million) and higher realized foreign exchange gains on the settlement of intercompany notes ($33 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, reclamation charges related to decommissioned assets, and adjustments related to other assets.

Other gains in the second quarter and first six months of 2025 includes interest income of $3 million and $8 million, respectively, primarily generated from short-term investments (2024 - $1 million and $3 million, respectively).

Income Tax

During the first six months of 2025, current income tax expense of $69 million was higher than the comparative period in 2024 primarily due to the resolution of prior period items in Canada in 2025.

During the second quarter of 2025, the deferred income tax expense of $66 million was lower than the comparative period in 2024 primarily due to lower earnings in 2025. During the first six months of 2025, the deferred income tax recovery was $11 million compared to an expense of $161 million in 2024 primarily due to the impact of the non-cash ceiling test impairment recognized in Canada in the first quarter of 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act (H.R.1) was signed into law, introducing reforms to U.S. tax policy, energy infrastructure, and environmental regulation. Ovintiv continues to assess the impact of this legislative change. The Company does not anticipate a significant impact in 2025, however it does anticipate additional tax benefits for 2026 and beyond.

Additional information on income taxes can be found in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations and capital allocation framework or to manage its capital structure as discussed below. As at June 30, 2025, $16 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

	As at June 30,
($ millions, except as indicated)	2025	2024

Cash and Cash Equivalents	$20	$8
Available Credit Facilities	3,350	3,250
Available Uncommitted Demand Lines (1)	132	211
Issuance of U.S. Commercial Paper	(331)	(384)
Total Liquidity	$3,171	$3,085

Long-Term Debt, including current portion	$5,333	$6,087
Total Shareholders’ Equity	$10,377	$10,328

Debt to Capitalization (%) (2)	34	37
Debt to Adjusted Capitalization (%) (2)	23	25
(1)
Includes three uncommitted demand lines totaling $312 million, net of $180 million in related undrawn letters of credit (2024 - $283 million and $72 million, respectively).
(2)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in December 2029, provide financial flexibility and allow the Company to fund its operations or capital investment program. As at June 30, 2025, $150 million was outstanding under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. Commercial Paper (“CP”) programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at June 30, 2025, the Company had $331 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 5.03 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at June 30, 2025.

The available Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $3.2 billion as at June 30, 2025. As at June 30, 2025, Ovintiv also had approximately $180 million in undrawn letters of credit issued in the normal course of business as collateral security.

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

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at June 30, 2025, the Company’s Debt to Adjusted Capitalization was 23 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2024 Annual Report on Form 10‑K.

Sources and Uses of Cash

The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended June 30,		Six months ended June 30,
($ millions)	Activity Type	2025	2024	2025	2024

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$1,013	$1,020	$1,886	$1,679
Proceeds from divestitures	Investing	12	2	1,896	4
Corporate acquisition	Investing	-	-	-	12
Net issuance of revolving debt	Financing	396	-	481	350
Other	Investing	-	-	102	-
		1,421	1,022	4,365	2,045

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	521	622	1,138	1,213
Acquisitions	Investing	3	5	2,313	195
Net repayment of revolving debt	Financing	-	111	-	-
Repayment of long-term debt	Financing	600	-	600	-
Purchase of shares of common stock	Financing	147	184	147	434
Dividends on shares of common stock	Financing	77	80	155	160
Other	Investing/Financing	48	17	21	40
		1,396	1,019	4,374	2,042
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(13)	-	(13)	2
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$12	$3	$(22)	$5

Operating Activities

Net cash from operating activities in the second quarter and first six months of 2025 was $1,013 million and $1,886 million, respectively, and was primarily a reflection of the impacts from production volumes, average realized commodity prices, realized gains/losses on risk management and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the second quarter and first six months of 2025 was $913 million and $1,917 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended June 30, 2025 versus June 30, 2024

Net cash from operating activities decreased $7 million compared to the second quarter of 2024 primarily due to:

•
Lower realized liquids commodity prices ($263 million), lower oil production volumes ($181 million), lower realized gains on risk management in revenues ($36 million) and higher transportation and processing expense ($22 million);

partially offset by:

•
Higher NGLs and natural gas production volumes ($193 million), higher realized natural gas commodity prices ($158 million), changes in non-cash working capital ($74 million), lower operating expense, excluding non-cash long-term incentive costs ($19 million), lower production, mineral and other taxes ($16 million), and lower interest expense ($8 million).

Six months ended June 30, 2025 versus June 30, 2024

Net cash from operating activities increased $207 million compared to the first six months of 2024 primarily due to:

•
Changes in non-cash working capital ($318 million), higher NGLs and natural gas production volumes ($309 million), higher realized natural gas commodity prices ($277 million), lower operating expense, excluding non-cash long-term incentive costs ($59 million), lower production, mineral and other taxes ($12 million), lower administrative expense, excluding non-cash long-term incentive costs ($11 million) and lower interest expense ($10 million);

partially offset by:

•
Lower oil production volumes ($330 million), lower realized liquids commodity prices ($323 million), higher realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada ($97 million), lower realized gains on risk management in revenues ($52 million) and an increase in current income tax expense ($14 million).

Investing Activities

Cash used in investing activities in the first six months of 2025 was $1,453 million primarily due to the Montney Acquisition and capital expenditures, partially offset by the sale of the Company’s Uinta assets. Capital expenditures, and acquisition and divestiture activities are summarized in Notes 3 and 8, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Capital expenditures decreased $75 million compared to the first six months of 2024, primarily due to decreased capital activity resulting from the sale of the Uinta assets in the first quarter of 2025, and decreased capital activity and increased efficiencies in Permian, partially offset by increased capital activity in Anadarko and increased capital activity in Montney due to the Montney Acquisition in the first quarter of 2025.

Acquisitions in the first six months of 2025 were $2,313 million, which primarily included the Montney Acquisition. Acquisitions in the first six months of 2024 were $195 million, which primarily included property purchases with oil and liquids-rich potential in the USA Operations.

Divestitures in the first six months of 2025 were $1,896 million, which primarily included the sale of the Uinta assets in Utah.

Additional information regarding the Montney Acquisition and the sale of the Uinta assets can be found in Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities has been impacted by Ovintiv’s strategic objective to return value to shareholders by repaying existing debt, purchasing shares of common stock and paying dividends.

Net cash used in financing activities in the first six months of 2025 increased $168 million compared to 2024. The increase was primarily due to the repayment of the Company’s May 2025 senior notes during the second quarter of 2025 ($600 million), partially offset by decreased purchases of shares of common stock ($287 million) and an increase in the net issuance of revolving debt in 2025 compared to 2024 ($131 million).

In May 2025, Ovintiv redeemed its $600 million, 5.65 percent senior notes due May 15, 2025, with cash on hand and proceeds from short-term borrowings. The Company’s long-term debt, including the current portion of $940 million, totaled $5,333 million at June 30, 2025. The Company’s long-term debt at December 31, 2024, including the current portion of $600 million, totaled $5,453 million. As at June 30, 2025, the Company has $459 million of fixed rate long-term debt due within the next year.

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its capital allocation framework to provide competitive returns to shareholders while strengthening its balance sheet. Ovintiv resumed its share buyback program in the second quarter of 2025 following a temporary pause, as discussed below, and expects to continue to deliver shareholder returns through share buybacks.

For additional information on long-term debt, refer to Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Further details on the Company’s debt-based metrics can be found in the Non-GAAP measures section of this MD&A.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2025	2024	2025	2024

Dividend Payments	$77	$80	$155	$160
Dividend Payments ($/share)	$0.30	$0.30	$0.60	$0.60

On July 24, 2025, the Board of Directors declared a dividend of $0.30 per share of common stock payable on September 29, 2025, to common shareholders of record as of September 15, 2025.

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

The Company’s share buyback program was temporarily paused in the fourth quarter of 2024 to recover the transaction proceeds differential between the Montney Acquisition and the Uinta divestiture of $377 million. Following the recovery of the transaction proceeds differential, Ovintiv resumed its share buyback program under the NCIB in the second quarter of 2025 and purchased, for cancellation, approximately 4.1 million shares of common stock for total consideration of approximately $147 million. For additional information on the NCIB, refer to Note 13 to the Consolidated Financial Statements included in Part I, Item 1 and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10‑Q.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2025	2024	2025	2024

Cash From (Used in) Operating Activities	$1,013	$1,020	$1,886	$1,679
(Add back) deduct:
Net change in other assets and liabilities	(11)	(42)	(22)	(54)
Net change in non-cash working capital	111	37	(9)	(327)
Non-GAAP Cash Flow	$913	$1,025	$1,917	$2,060

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

($ millions, except as indicated)	June 30, 2025	December 31, 2024

Debt (Long-Term Debt, including Current Portion)	$5,333	$5,453
Total Shareholders’ Equity	10,377	10,331
Capitalization	$15,710	$15,784
Debt to Capitalization	34%	35%

Debt (Long-Term Debt, including Current Portion)	$5,333	$5,453
Total Shareholders’ Equity	10,377	10,331
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$23,456	$23,530
Debt to Adjusted Capitalization	23%	23%

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

($ millions, except as indicated)	June 30, 2025	December 31, 2024

Debt (Long-Term Debt, including Current Portion)	$5,333	$5,453

Net Earnings (Loss)	595	1,125
Add back (deduct):
Depreciation, depletion and amortization	2,245	2,290
Interest	401	412
Income tax expense (recovery)	68	226
EBITDA	$3,309	$4,053
Debt to EBITDA (times)	1.6	1.3

Debt (Long-Term Debt, including Current Portion)	$5,333	$5,453

Net Earnings (Loss)	595	1,125
Add back (deduct):
Depreciation, depletion and amortization	2,245	2,290
Impairments	1,180	450
Accretion of asset retirement obligation	24	19
Interest	401	412
Unrealized (gains) losses on risk management	36	136
Foreign exchange (gain) loss, net	51	(19)
Other (gains) losses, net	(164)	(165)
Income tax expense (recovery)	68	226
Adjusted EBITDA	$4,436	$4,474
Debt to Adjusted EBITDA (times)	1.2	1.2

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Part 1, Item 2 of this Quarterly Report on Form 10‑Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of the 2024 Annual Report on Form 10‑K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Notes 18 and 19 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

	June 30, 2025
(US$ millions)	10% Price Increase	10% Price Decrease

Oil price	$(51)	$48
NGL price	(6)	6
Natural gas price	(13)	9

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment	$(1)		$(9)
Transportation and Processing Expense (1)	(3)	$(0.05)	(18)	$(0.17)
Operating Expense (1)	-	-	(1)	(0.02)
Administrative Expense	(1)	(0.01)	(3)	(0.02)
Depreciation, Depletion and Amortization (1)	(1)	(0.02)	(5)	(0.05)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts from time to time. As at June 30, 2025, the Company does not have any notional U.S. dollar denominated currency swaps.

As at June 30, 2025, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	June 30, 2025
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$22	$(27)

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

As at June 30, 2025, Ovintiv had floating rate revolving credit and term loan borrowings of $481 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $5 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2024 Annual Report on Form 10‑K and Note 21 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

During the three months ended June 30, 2025, the Company purchased approximately 4.1 million shares of common stock for approximately $146 million, excluding excise tax, at a weighted average price of $35.92. The following table presents the common shares purchased during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2025	1,234,753	$32.40	1,234,753	24,685,792
May 1 to May 31, 2025	1,788,932	36.89	1,788,932	22,896,860
June 1 to June 30, 2025	1,041,415	38.41	1,041,415	21,855,445
Total	4,065,100	$35.92	4,065,100	21,855,445
(1)
For the three months ended June 30, 2025, 1,234,753 shares of common stock were repurchased through our broker in accordance with a Rule 10b5-1 compliant plan initially adopted by the Company on September 30, 2021.
(2)
Includes commissions but excludes excise taxes.

In the second quarter of 2025, Ovintiv renewed its exemption order (the “NCIB Exemption”) from the Alberta Securities Commission and the Ontario Securities Commission, which permits Ovintiv to make repurchases (the “Proposed Bids”), under its current and any future normal course issuer bids, through the facilities of the NYSE and other U.S.-based trading systems (collectively, “U.S. Markets”), in excess of the maximum allowable purchases under applicable Canadian securities laws. The Company’s initial NCIB Exemption was granted in the first quarter of 2022. The NCIB Exemption applies to any Proposed Bid commenced within 36 months of the date of the exemption order and is subject to several other conditions, including that Ovintiv remain a U.S. and SEC foreign issuer under applicable Canadian securities laws. The purchases of common stock under a Proposed Bid must also be made in compliance with other applicable Canadian securities laws and applicable U.S. rules. Additionally, the NCIB Exemption imposes restrictions on the number of shares of common stock that may be acquired under the exemption, including that: (a) Ovintiv may not acquire common stock in reliance upon the exemption under subsection 4.8(3) of Canadian National Instrument 62-104 – Take-Over Bids and Issuer Bids (“NI 62-104”) from the requirements applicable to issuer bids (the “Other Published Markets Exemption”) if the aggregate number of shares of common stock purchased by Ovintiv, and any person or company acting jointly or in concert with Ovintiv, in reliance on the NCIB Exemption and the Other Published Markets Exemption within any period of 12 months exceeds 5 percent of the outstanding common stock on the first day of such 12-month period; and (b) the aggregate number of shares of common stock purchased pursuant to (i) a Proposed Bid in reliance on the NCIB Exemption; (ii) exempt issuer bid purchases made in the normal course through the facilities of the TSX; and (iii) the Other Published Markets Exemption does not exceed, over the 12-month period of its current NCIB, 10 percent of Ovintiv’s public float. As a result, the NCIB Exemption effectively allows Ovintiv to purchase up to 10 percent of its public float on U.S. Markets under its NCIB. Without the NCIB Exemption this amount would be limited to 5 percent of Ovintiv’s outstanding common stock within a 12-month period under applicable Canadian securities law.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

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

Dated: July 24, 2025