Form 10-Q
period 2025-09-30
Ovintiv Inc.
filed 2025-11-04
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of October 24, 2025	253,258,560

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q, and the other documents incorporated herein by reference (if any), contain certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “on track,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10‑Q include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any future acquisition and divestiture transactions; the Company’s ability to successfully integrate any acquired assets into its business; drilling plans and programs, including the amount and availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated or desired benefits from acquisitions; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access credit facilities, debt and equity capital markets and other sources of liquidity; the ability of the Company to timely achieve its stated environmental, social and governance goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations, including the impact of changes in trade policies and tariffs; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase of the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. The risks and uncertainties that may affect the operations, performance and results of our business and forward-looking statements include, but are not limited to, those set forth in Item 1A. Risk Factors of the Company’s most recent Annual Report on Form 10‑K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) and in this Quarterly Report on Form 10‑Q; and other risks and uncertainties impacting the Company’s business as described from time to time in the Company’s other periodic filings with the SEC or Canadian securities regulators.

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

The reader should carefully read the risk factors described in Item 1A. Risk Factors of the 2024 Annual Report on Form 10‑K and in this Quarterly Report on Form 10‑Q for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions, except per share amounts)		2025	2024	2025	2024
Revenues	(Note 3)
Product and service revenues (1)	(Note 4)	$1,731	$1,775	$5,460	$5,562
Sales of purchased product (1)	(Note 4)	289	403	1,149	1,196
Gains (losses) on risk management, net	(Note 19)	26	128	97	151
Sublease revenues	(Note 10)	20	18	55	55
Total Revenues		2,066	2,324	6,761	6,964
Operating Expenses	(Note 3)
Production, mineral and other taxes		72	86	232	258
Transportation and processing		452	408	1,285	1,240
Operating	(Note 17)	220	235	644	715
Purchased product		278	392	1,120	1,165
Depreciation, depletion and amortization		545	599	1,646	1,745
Impairments	(Note 9)	141	-	871	-
Accretion of asset retirement obligation		7	5	21	14
Administrative	(Notes 16, 17)	78	72	247	250
Total Operating Expenses		1,793	1,797	6,066	5,387
Operating Income (Loss)		273	527	695	1,577
Other (Income) Expenses
Interest	(Note 5)	91	103	283	306
Foreign exchange (gain) loss, net	(Note 6)	(7)	17	25	(21)
Other (gains) losses, net		(3)	(151)	(11)	(160)
Total Other (Income) Expenses		81	(31)	297	125
Net Earnings (Loss) Before Income Tax		192	558	398	1,452
Income tax expense (recovery)	(Note 7)	44	51	102	267
Net Earnings (Loss)		$148	$507	$296	$1,185
Net Earnings (Loss) per Share of Common Stock	(Note 13)
Basic		$0.58	$1.93	$1.14	$4.45
Diluted		0.57	1.92	1.13	4.41
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 13)
Basic		256.2	262.1	258.6	266.0
Diluted		258.1	264.0	260.8	268.7
(1)
See Note 3 regarding the reclassification of the Company’s previously reported Market Optimization segment.

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2025	2024	2025	2024

Net Earnings (Loss)		$148	$507	$296	$1,185
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 14)	(73)	44	129	(63)
Pension and other post-employment benefit plans	(Note 14)	(1)	(1)	(3)	(4)
Other Comprehensive Income (Loss)		(74)	43	126	(67)
Comprehensive Income (Loss)		$74	$550	$422	$1,118

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		September 30,	December 31,
(US$ millions)		2025	2024

Assets
Current Assets
Cash and cash equivalents		$25	$42
Accounts receivable and accrued revenues (net of allowances
of $6 million (2024: $5 million))	(Note 4)	1,059	1,183
Risk management	(Notes 18, 19)	77	108
Income tax receivable		13	36
		1,174	1,369
Property, Plant and Equipment, at cost:	(Notes 8, 9)
Oil and natural gas properties, based on full cost accounting
Proved properties		69,102	66,009
Unproved properties		489	764
Other		862	865
Property, plant and equipment		70,453	67,638
Less: Accumulated depreciation, depletion and amortization		(56,330)	(53,274)
Property, plant and equipment, net	(Note 3)	14,123	14,364
Other Assets	(Note 8)	1,296	965
Risk Management	(Notes 18, 19)	2	-
Deferred Income Taxes		227	10
Goodwill	(Note 3)	2,566	2,546
	(Note 3)	$19,388	$19,254

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,678	$1,883
Current portion of operating lease liabilities		112	82
Income tax payable		28	9
Risk management	(Notes 18, 19)	-	107
Current portion of long-term debt	(Note 11)	819	600
		2,637	2,681
Long-Term Debt	(Note 11)	4,393	4,853
Operating Lease Liabilities	(Note 8)	1,105	737
Other Liabilities and Provisions	(Notes 12, 15)	132	114
Risk Management	(Notes 18, 19)	22	21
Asset Retirement Obligation	(Note 8)	433	315
Deferred Income Taxes		432	202
		9,154	8,923
Commitments and Contingencies	(Note 21)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2025 issued and outstanding: 253.3 million shares (2024: 260.4 million shares)	(Note 13)	3	3
Paid in surplus	(Note 13)	7,758	8,045
Retained earnings		1,570	1,506
Accumulated other comprehensive income	(Note 14)	903	777
Total Shareholders’ Equity		10,234	10,331
		$19,388	$19,254

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended September 30, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2025		$3	$7,898	$1,499	$977	$10,377
Net Earnings (Loss)		-	-	148	-	148
Dividends on Shares of Common Stock ($0.30 per share)	(Note 13)	-	-	(77)	-	(77)
Shares of Common Stock Purchased	(Note 13)	-	(160)	-	-	(160)
Equity-Settled Compensation Costs		-	20	-	-	20
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(74)	(74)
Balance, September 30, 2025		$3	$7,758	$1,570	$903	$10,234

Three Months Ended September 30, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2024		$3	$8,170	$1,215	$940	$10,328
Net Earnings (Loss)		-	-	507	-	507
Dividends on Shares of Common Stock ($0.30 per share)	(Note 13)	-	-	(78)	-	(78)
Shares of Common Stock Purchased	(Note 13)	-	(163)	-	-	(163)
Equity-Settled Compensation Costs		-	18	-	-	18
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	43	43
Balance, September 30, 2024		$3	$8,025	$1,644	$983	$10,655

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2024		$3	$8,045	$1,506	$777	$10,331
Net Earnings (Loss)		-	-	296	-	296
Dividends on Shares of Common Stock ($0.90 per share)	(Note 13)	-	-	(232)	-	(232)
Shares of Common Stock Purchased	(Note 13)	-	(307)	-	-	(307)
Equity-Settled Compensation Costs		-	20	-	-	20
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	126	126
Balance, September 30, 2025		$3	$7,758	$1,570	$903	$10,234

Nine Months Ended September 30, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370
Net Earnings (Loss)		-	-	1,185	-	1,185
Dividends on Shares of Common Stock ($0.90 per share)	(Note 13)	-	-	(238)	-	(238)
Shares of Common Stock Purchased	(Note 13)	-	(597)	-	-	(597)
Equity-Settled Compensation Costs		-	2	-	-	2
Other Comprehensive Income (Loss)	(Note 14)	-	-	-	(67)	(67)
Balance, September 30, 2024		$3	$8,025	$1,644	$983	$10,655

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2025	2024	2025	2024

Operating Activities
Net earnings (loss)		$148	$507	$296	$1,185
Depreciation, depletion and amortization		545	599	1,646	1,745
Impairments	(Note 9)	141	-	871	-
Accretion of asset retirement obligation		7	5	21	14
Deferred income taxes	(Note 7)	30	21	19	182
Unrealized (gain) loss on risk management	(Note 19)	20	(31)	12	61
Unrealized foreign exchange (gain) loss	(Note 6)	(2)	16	(45)	(12)
Foreign exchange (gain) loss on settlements	(Note 6)	-	(2)	(41)	(9)
Other		6	(137)	33	(128)
Net change in other assets and liabilities		(7)	19	(29)	(35)
Net change in non-cash working capital	(Note 20)	(76)	25	(85)	(302)
Cash From (Used in) Operating Activities		812	1,022	2,698	2,701

Investing Activities
Capital expenditures	(Note 3)	(544)	(538)	(1,682)	(1,751)
Acquisitions	(Note 8)	31	(7)	(2,282)	(202)
Corporate acquisition		-	-	-	12
Proceeds from divestitures	(Note 8)	26	3	1,922	7
Net change in investments and other		34	26	136	16
Cash From (Used in) Investing Activities		(453)	(516)	(1,906)	(1,918)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 11)	(121)	(210)	360	140
Repayment of long-term debt	(Note 11)	-	-	(600)	-
Purchase of shares of common stock	(Note 13)	(160)	(163)	(307)	(597)
Dividends on shares of common stock	(Note 13)	(77)	(78)	(232)	(238)
Finance lease payments and other		-	(2)	(21)	(32)
Cash From (Used in) Financing Activities		(358)	(453)	(800)	(727)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		4	(2)	(9)	-

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		5	51	(17)	56
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		20	8	42	3
Cash, Cash Equivalents and Restricted Cash, End of Period		$25	$59	$25	$59

Cash, End of Period		$15	$9	$15	$9
Cash Equivalents, End of Period		10	-	10	-
Restricted Cash, End of Period		-	50	-	50
Cash, Cash Equivalents and Restricted Cash, End of Period		$25	$59	$25	$59

Supplementary Cash Flow Information	(Note 20)

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

Changes in Accounting Policies and Practices

On January 1, 2025, Ovintiv adopted ASU 2023-09 “Improvements to Income Tax Disclosures” for annual disclosures. The standard requires disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The amendment requires the tabular rate reconciliation to be presented using both percentages and amounts, with additional separate disclosure for any reconciling items within certain categories equal to or greater than five percent of net earnings or loss before income tax and the applicable statutory federal income tax rate. The amendment also requires the disaggregation of income taxes paid by federal, state, and foreign jurisdictions, as well as additional disaggregated information on income taxes paid to an individual jurisdiction equal to or greater than five percent of total income taxes paid. The amendments will not have a material impact on the Company’s annual Consolidated Financial Statements. The Company is currently evaluating the transition method for adoption.

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

Results of Operations (For the three months ended September 30)

Segment Information

	USA Operations		Canadian Operations
	2025	2024	2025	2024

Revenues
Product and service revenues (1)	$1,103	$1,379	$628	$396
Sales of purchased product (1)	256	380	33	23
Gains (losses) on risk management, net	9	44	37	53
Sublease revenues	-	-	-	-
Total Revenues	1,368	1,803	698	472

Operating Expenses
Production, mineral and other taxes	66	82	6	4
Transportation and processing (1)	109	129	343	279
Operating (1)	178	197	42	38
Purchased product (1)	256	378	22	14
Depreciation, depletion and amortization	361	516	179	77
Impairments	-	-	141	-
Total Operating Expenses	970	1,302	733	412
Operating Income (Loss)	$398	$501	$(35)	$60

	Corporate & Other		Consolidated
	2025	2024	2025	2024

Revenues
Product and service revenues (1)	$-	$-	$1,731	$1,775
Sales of purchased product (1)	-	-	289	403
Gains (losses) on risk management, net	(20)	31	26	128
Sublease revenues	20	18	20	18
Total Revenues	-	49	2,066	2,324

Operating Expenses
Production, mineral and other taxes	-	-	72	86
Transportation and processing (1)	-	-	452	408
Operating (1)	-	-	220	235
Purchased product (1)	-	-	278	392
Depreciation, depletion and amortization	5	6	545	599
Impairments	-	-	141	-
Accretion of asset retirement obligation	7	5	7	5
Administrative	78	72	78	72
Total Operating Expenses	90	83	1,793	1,797
Operating Income (Loss)	$(90)	$(34)	273	527

Other (Income) Expenses
Interest			91	103
Foreign exchange (gain) loss, net			(7)	17
Other (gains) losses, net			(3)	(151)
Total Other (Income) Expenses			81	(31)
Net Earnings (Loss) Before Income Tax			192	558
Income tax expense (recovery)			44	51
Net Earnings (Loss)			$148	$507

(1)
See above regarding the reclassification of the Company’s previously reported Market Optimization segment.

Results of Operations (For the nine months ended September 30)

Segment Information

	USA Operations		Canadian Operations
	2025	2024	2025	2024

Revenues
Product and service revenues (1)	$3,533	$4,270	$1,927	$1,292
Sales of purchased product (1)	1,020	1,092	129	104
Gains (losses) on risk management, net	18	99	91	113
Sublease revenues	-	-	-	-
Total Revenues	4,571	5,461	2,147	1,509

Operating Expenses
Production, mineral and other taxes	216	247	16	11
Transportation and processing (1)	336	432	949	808
Operating (1)	524	622	120	93
Purchased product (1)	1,019	1,089	101	76
Depreciation, depletion and amortization	1,106	1,503	524	225
Impairments	-	-	871	-
Total Operating Expenses	3,201	3,893	2,581	1,213
Operating Income (Loss)	$1,370	$1,568	$(434)	$296

	Corporate & Other		Consolidated
	2025	2024	2025	2024

Revenues
Product and service revenues (1)	$-	$-	$5,460	$5,562
Sales of purchased product (1)	-	-	1,149	1,196
Gains (losses) on risk management, net	(12)	(61)	97	151
Sublease revenues	55	55	55	55
Total Revenues	43	(6)	6,761	6,964

Operating Expenses
Production, mineral and other taxes	-	-	232	258
Transportation and processing (1)	-	-	1,285	1,240
Operating (1)	-	-	644	715
Purchased product (1)	-	-	1,120	1,165
Depreciation, depletion and amortization	16	17	1,646	1,745
Impairments	-	-	871	-
Accretion of asset retirement obligation	21	14	21	14
Administrative	247	250	247	250
Total Operating Expenses	284	281	6,066	5,387
Operating Income (Loss)	$(241)	$(287)	695	1,577

Other (Income) Expenses
Interest			283	306
Foreign exchange (gain) loss, net			25	(21)
Other (gains) losses, net			(11)	(160)
Total Other (Income) Expenses			297	125
Net Earnings (Loss) Before Income Tax			398	1,452
Income tax expense (recovery)			102	267
Net Earnings (Loss)			$296	$1,185

(1)
See above regarding the reclassification of the Company’s previously reported Market Optimization segment.

Capital Expenditures by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

USA Operations	$416	$457	$1,224	$1,418
Canadian Operations	126	80	454	330
Corporate & Other	2	1	4	3
	$544	$538	$1,682	$1,751

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024	2025	2024

USA Operations	$1,938	$1,938	$11,462	$13,263	$14,238	$16,233
Canadian Operations	628	608	2,549	970	3,891	1,917
Corporate & Other	-	-	112	131	1,259	1,104
	$2,566	$2,546	$14,123	$14,364	$19,388	$19,254

4.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers:

Revenues (For the three months ended September 30)

	USA Operations		Canadian Operations
	2025	2024	2025	2024

Revenues from Customers
Product revenues (1)
Oil	$835	$1,135	$3	$3
NGLs	164	180	403	249
Natural gas	96	63	221	142
Sales of purchased product (1)	256	380	33	23
Service revenues
Gathering and processing	8	1	1	2
	$1,359	$1,759	$661	$419

	Corporate & Other		Consolidated
	2025	2024	2025	2024

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$838	$1,138
NGLs	-	-	567	429
Natural gas	-	-	317	205
Sales of purchased product (1)	-	-	289	403
Service revenues
Gathering and processing	-	-	9	3
	$-	$-	$2,020	$2,178

(1)
See Note 3 regarding the reclassification of the Company’s previously reported Market Optimization segment.

Revenues (For the nine months ended September 30)

	USA Operations		Canadian Operations
	2025	2024	2025	2024

Revenues from Customers
Product revenues (1)
Oil	$2,641	$3,508	$7	$8
NGLs	531	544	1,093	754
Natural gas	345	215	822	527
Sales of purchased product (1)	1,020	1,092	129	104
Service revenues
Gathering and processing	16	3	5	3
	$4,553	$5,362	$2,056	$1,396

	Corporate & Other		Consolidated
	2025	2024	2025	2024

Revenues from Customers
Product revenues (1)
Oil	$-	$-	$2,648	$3,516
NGLs	-	-	1,624	1,298
Natural gas	-	-	1,167	742
Sales of purchased product (1)	-	-	1,149	1,196
Service revenues
Gathering and processing	-	-	21	6
	$-	$-	$6,609	$6,758

(1)
See Note 3 regarding the reclassification of the Company’s previously reported Market Optimization segment.

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, sales of purchased product, as well as the provision of gathering and processing services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at September 30, 2025, receivables and accrued revenues from contracts with customers were $758 million ($921 million as at December 31, 2024).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices at the time of delivery.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at September 30, 2025.

As at September 30, 2025, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Interest Expense on:
Debt	$88	$100	$276	$297
Finance leases	-	-	1	1
Other	3	3	6	8
	$91	$103	$283	$306

For the nine months ended September 30, 2025, interest expense on debt includes $5 million of financing fees associated with two term facilities which were terminated in January 2025, following the closing of the Uinta divestiture and the Montney Acquisition as described in Note 8.

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$(2)	$-	$(87)	$7
Translation of intercompany notes	-	16	42	(19)
	(2)	16	(45)	(12)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	-	(2)	-	(1)
U.S. dollar risk management contracts issued from Canada	-	-	98	1
Intercompany notes	-	-	(41)	(8)
Other Monetary Revaluations	(5)	3	13	(1)
	$(7)	$17	$25	$(21)

In 2024, the Company entered into $2.4 billion notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3825 to US$1 to manage the foreign exchange risk associated with the Montney Acquisition, which was denominated in Canadian dollars (see Note 8). In conjunction with the closing of the transaction, the Company settled the currency swaps and recognized a realized foreign exchange loss of approximately $97 million during the nine months ended September 30, 2025.

7.	Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Current Tax
United States	$(7)	$16	$5	$40
Canada	21	14	78	45
Total Current Tax Expense (Recovery)	14	30	83	85

Deferred Tax
United States	70	(11)	229	124
Canada	(40)	32	(210)	58
Total Deferred Tax Expense (Recovery)	30	21	19	182
Income Tax Expense (Recovery)	$44	$51	$102	$267
Effective Tax Rate	22.9%	9.1%	25.6%	18.4%

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

The effective tax rate of 22.9 percent for the three months ended September 30, 2025, is higher than the U.S. federal statutory rate of 21 percent primarily due to the impact of state taxes.

The effective tax rate of 25.6 percent for the nine months ended September 30, 2025, is higher than the U.S. federal statutory rate of 21 percent primarily due to the resolution of prior period tax items.

The effective tax rates of 9.1 percent and 18.4 percent for the three and nine months ended September 30, 2024, respectively, were lower than the U.S. federal statutory rate of 21 percent primarily due to changes related to prior year’s tax filings.

8.	Acquisitions and Divestitures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Acquisitions
USA Operations	$3	$2	$7	$197
Canadian Operations	(34)	5	2,275	5
Total Acquisitions	(31)	7	2,282	202

Divestitures
USA Operations	(22)	(3)	(1,918)	(7)
Canadian Operations	(4)	-	(4)	-
Total Divestitures	(26)	(3)	(1,922)	(7)
Net Acquisitions & (Divestitures)	$(57)	$4	$360	$195

Acquisitions

On January 31, 2025, the Company completed the acquisition of approximately 109,000 net acres in the core of the Montney formation from Paramount Resources Ltd. for total cash consideration, including transaction costs, of approximately $2.274 billion (C$3.280 billion), after preliminary closing adjustments (the “Montney Acquisition”). The Company funded the Montney Acquisition with cash on hand, including proceeds from the Uinta Basin divestiture as discussed below, and proceeds from short-term borrowings. The Montney Acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired were concentrated in a single asset group, largely comprising proved oil and natural gas properties. The Company recognized the assets acquired in the Montney Acquisition at the purchase cost, including transaction costs, on a relative fair value basis. The Company recorded $2,292 million in proved properties, $128 million in unproved properties, $146 million related to asset retirement obligations, and $396 million in operating lease assets and lease liabilities related to a long-term midstream agreement for a natural gas processing facility.

For the nine months ended September 30, 2025, acquisitions in the USA operations were $7 million, which primarily include property purchases in Permian with oil and liquids rich potential.

For the nine months ended September 30, 2024, acquisitions in the USA Operations were $197 million, which primarily included property purchases in Permian with oil and liquids-rich potential.

Divestitures

For the nine months ended September 30, 2025, divestitures in the USA Operations were $1,918 million, which primarily included the sale of the Uinta Basin assets located in Utah for proceeds of approximately $1,903 million, after preliminary closing and other adjustments.

Amounts received from the Company’s divestiture transactions have been deducted from the U.S. full cost pool.

9.	Property, Plant and Equipment, Net

	As at September 30, 2025			As at December 31, 2024
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$49,944	$(38,876)	$11,068	$50,246	$(37,770)	$12,476
Unproved properties	365	-	365	741	-	741
Other	31	(2)	29	48	(2)	46
	50,340	(38,878)	11,462	51,035	(37,772)	13,263

Canadian Operations
Proved properties	19,158	(16,738)	2,420	15,763	(14,821)	942
Unproved properties	124	-	124	23	-	23
Other	10	(5)	5	10	(5)	5
	19,292	(16,743)	2,549	15,796	(14,826)	970

Corporate & Other	821	(709)	112	807	(676)	131
	$70,453	$(56,330)	$14,123	$67,638	$(53,274)	$14,364

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $114 million, which have been capitalized during the nine months ended September 30, 2025 (2024 - $141 million).

For the three months ended September 30, 2025, the Company recognized a before-tax non-cash ceiling test impairment of $141 million (2024 - nil) in the Canadian Operations primarily resulting from the decline in the 12-month average trailing prices, which reduced proved reserves. For the nine months ended September 30, 2025, the Company recognized ceiling test impairments in the Canadian Operations of $871 million (2024 - nil) primarily due to the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025. The non-cash impairments are included with accumulated DD&A in the table above.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
		Edmonton
	WTI	Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
September 30, 2025	$67.45	$93.67	$3.10	$1.53
December 31, 2024	75.48	99.60	2.13	1.26
September 30, 2024	78.64	102.83	2.21	1.66
(1)
All prices were held constant in all future years when estimating net revenues and reserves.

10.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at September 30, 2025. All subleases are classified as operating leases.

(undiscounted)	2025	2026	2027	2028	2029	Thereafter	Total

Sublease Income	$13	$48	$45	$41	$37	$322	$506

For the three and nine months ended September 30, 2025, operating lease income was $14 million and $40 million, respectively (2024 - $13 million and $39 million, respectively), and variable lease income was $6 million and $15 million, respectively (2024 - $5 million and $16 million, respectively).

11.	Long-Term Debt

	As at	As at
	September 30,	December 31,
	2025	2024

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	$360	$-
U.S. Unsecured Notes:
5.65% due May 15, 2025	-	600
5.375% due January 1, 2026	459	459
5.65% due May 15, 2028	700	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	600	600
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
7.10% due July 15, 2053	400	400
Total Principal	5,236	5,476

Increase in Value of Debt Acquired	11	16
Unamortized Debt Discounts and Issuance Costs	(35)	(39)
Total Long-Term Debt	$5,212	$5,453

Current Portion	$819	$600
Long-Term Portion	4,393	4,853
	$5,212	$5,453

As at September 30, 2025, the Company had outstanding commercial paper of $360 million maturing at various dates with a weighted average interest rate of approximately 4.84 percent.

As at September 30, 2025, total long-term debt had a carrying value of $5,212 million and a fair value of $5,518 million (as at December 31, 2024 - carrying value of $5,453 million and a fair value of $5,649 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

12.	Other Liabilities and Provisions

	As at	As at
	September 30,	December 31,
	2025	2024

Finance Lease Obligations	$-	$12
Unrecognized Tax Benefits	12	12
Pensions and Other Post-Employment Benefits	78	74
Reclamation and Take or Pay Commitments	37	7
Other	5	9
	$132	$114

13.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	September 30, 2025		December 31, 2024
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	260.4	$3	271.7	$3
Shares of Common Stock Purchased	(7.8)	-	(12.7)	-
Shares of Common Stock Issued	0.7	-	1.4	-
Shares of Common Stock Outstanding, End of Period	253.3	$3	260.4	$3

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 0.7 million shares of common stock during the nine months ended September 30, 2025 (1.4 million shares of common stock during the twelve months ended December 31, 2024), as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On September 29, 2025, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 22.3 million shares of common stock over a 12-month period from October 3, 2025, to October 2, 2026.

During the three and nine months ended September 30, 2025, the Company purchased approximately 3.7 million shares and 7.8 million shares, respectively, under its 2024 NCIB program, which extended from October 3, 2024, to October 2, 2025, for total consideration of approximately $160 million and $307 million, respectively. Of the amounts paid during the same three and nine month periods, $37 thousand and $78 thousand, respectively, were charged to share capital and $160 million and $307 million, respectively, were charged to paid in surplus.

During the three and nine months ended September 30, 2024, the Company purchased approximately 3.7 million shares and 12.7 million shares, respectively, under its 2023 NCIB program which extended from October 3, 2023, to October 2, 2024, for total consideration of approximately $163 million and $597 million, respectively. Of the amounts paid during the same three and nine month periods, $37 thousand and $127 thousand, respectively, were charged to share capital and $163 million and $597 million, respectively, were charged to paid in surplus.

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

Dividends

During the three months ended September 30, 2025, the Company declared and paid dividends of $0.30 per share of common stock totaling $77 million (2024 - $0.30 per share of common stock totaling $78 million).

During the nine months ended September 30, 2025, the Company declared and paid dividends of $0.90 per share of common stock totaling $232 million (2024 - $0.90 per share of common stock totaling $238 million).

On November 4, 2025, the Board of Directors declared a dividend of $0.30 per share of common stock payable on December 31, 2025, to shareholders of record as of December 15, 2025.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ millions, except per share amounts)	2025	2024	2025	2024

Net Earnings (Loss)	$148	$507	$296	$1,185

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	256.2	262.1	258.6	266.0
Effect of dilutive securities	1.9	1.9	2.2	2.7
Weighted Average Shares of Common Stock Outstanding - Diluted	258.1	264.0	260.8	268.7

Net Earnings (Loss) per Share of Common Stock
Basic	$0.58	$1.93	$1.14	$4.45
Diluted	0.57	1.92	1.13	4.41

Stock-Based Compensation Plans

Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders. As at September 30, 2025, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

14.	Accumulated Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$933	$893	$731	$1,000
Change in Foreign Currency Translation Adjustment	(73)	44	129	(63)
Balance, End of Period	$860	$937	$860	$937

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$44	$47	$46	$50

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings	(1)	(2)	(4)	(5)
Income taxes	-	1	1	1
Balance, End of Period	$43	$46	$43	$46
Total Accumulated Other Comprehensive Income	$903	$983	$903	$983

15.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at September 30, 2025, VMLP provides approximately 1,152 MMcf/d of natural gas gathering and compression and 913 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from six to 20 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $815 million as at September 30, 2025. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 21 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at September 30, 2025, other liabilities and provisions included $30 million related to the take or pay commitment and payout of minimum costs.

16.	Restructuring Charges

In 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. During the three and nine months ended September 30, 2025, the Company incurred restructuring charges of nil and $11 million, respectively, before tax, related to severance costs (2024 - nil, respectively). Of the $38 million in restructuring charges incurred to date, $1 million remains accrued as at September 30, 2025 ($19 million as at December 31, 2024). The remaining amount accrued is expected to be paid in 2026.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Severance and Outplacement	$-	$-	$11	$-
Restructuring Expenses	$-	$-	$11	$-

	As at	As at
	September 30,	December 31,
	2025	2024

Outstanding Restructuring Accrual, Beginning of Year	$19	$-
Restructuring Expenses Incurred	11	27
Restructuring Costs Paid	(29)	(8)
Outstanding Restructuring Accrual, End of Period (1)	$1	$19
(1)
Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

17.	Compensation Plans

As at September 30, 2025, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Total Compensation Costs of Transactions Classified as Cash-Settled	$1	$(4)	$-	$(2)
Total Compensation Costs of Transactions Classified as Equity-Settled	21	23	58	71
Less: Total Share-Based Compensation Costs Capitalized	(6)	(7)	(15)	(21)
Total Share-Based Compensation Expense (Recovery)	$16	$12	$43	$48

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$6	$7	$15	$20
Administrative	10	5	28	28
	$16	$12	$43	$48

As at September 30, 2025, the liability for cash-settled share-based payment transactions totaled $8 million ($10 million as at December 31, 2024), which is recognized in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

The following weighted average assumptions were used to determine the fair value of Stock Appreciation Rights (“SAR”) and Tandem Stock Appreciation Rights (“TSAR”) units outstanding:

	As at September 30, 2025		As at September 30, 2024
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units	Share Units	Share Units

Risk Free Interest Rate	2.47%	2.47%	3.01%	3.01%
Dividend Yield	2.97%	2.99%	3.13%	3.15%
Expected Volatility Rate (1)	41.03%	39.33%	47.74%	44.43%
Expected Term	0.4 yrs	0.4 yrs	1.1 yrs	1.1 yrs
Market Share Price	US$40.38	C$56.19	US$38.31	C$51.84
Weighted Average Grant Date Fair Value	US$33.53	C$46.55	US$40.91	C$54.84
(1)
Volatility was estimated using historical rates.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Nine Months Ended September 30, 2025 (thousands of units)

RSUs	1,676
PSUs	604
DSUs (1)	9

(1)
Deferred Share Units (“DSUs”).

18.	Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of those instruments. The fair values of restricted cash and marketable securities included in other assets approximate their carrying amounts due to the nature of the instruments held.

Recurring fair value measurements are performed for risk management assets and liabilities, and other derivative contracts, as discussed further in Note 19. These items are carried at fair value in the Condensed Consolidated Balance Sheet and are classified within the three levels of the fair value hierarchy in the following tables.

Fair value changes and settlements for amounts related to risk management assets and liabilities are recognized in revenues and foreign exchange gains and losses according to their purpose.

As at September 30, 2025	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$2	$75	$-	$77	$-	$77
Long-term assets	-	2	-	2	-	2

Risk Management Liabilities
Commodity Derivatives:
Long-term liabilities	$-	$16	$6	$22	$-	$22

As at December 31, 2024	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$116	$-	$116	$(6)	$110
Foreign Currency Derivatives:
Current assets	-	-	-	-	(2)	(2)

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$26	$-	$26	$(6)	$20
Long-term liabilities	-	21	-	21	-	21
Foreign Currency Derivatives:
Current liabilities	-	89	-	89	(2)	87

(1)
Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities include contracts with terms to 2028, consisting of commodity fixed price contracts, three-way options, basis swaps, physical forward contracts receiving a percentage of the Japan Korea Marker (“JKM”) index price and foreign currency swaps. The Company uses discounted cash flow and option-pricing models for fair valuing commodity derivatives. The fair value models use inputs such as contracted notional volumes, market future prices, maturities, credit adjusted risk free rates, and market-based implied volatility factors. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

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

Level 3 Fair Value Measurements

During the second quarter of 2025, Ovintiv entered into a ten-year physical forward contract, with terms to 2037, to deliver 100 MMcf/d of natural gas volumes with a delivery point in Alberta and will receive the Chicago city-gates (“Chicago”) index price, less deducts. Delivery of natural gas volumes is expected to commence November 1, 2027. This contract is a derivative and is required to be measured at fair value each reporting period with changes in the fair value recorded in net earnings. The fair value of this contract is based on the discounted cash flow model using observable and unobservable inputs such as forward prices less deducts. The data used to develop the unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Nine Months Ended
	September 30,
	2025	2024

Balance, Beginning of Year	$-	$16
Total Gains (Losses)	(6)	14
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	-	9
Transfers Out of Level 3	-	(39)
Balance, End of Period	$(6)	$-
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$(6)	$23

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at September 30, 2025:

	Valuation Technique	Unobservable Inputs	Range	Weighted Average

Risk Management - Physical Forward Contract	Discounted Cash Flow Model	Forward Prices (1)	$0.58/Mcf - $2.59/Mcf	$1.12/Mcf
(1)
Forward prices refers to the differential between Chicago and AECO forward prices.

A 10 percent increase or decrease in forward price differentials between Chicago and AECO for the physical forward contract would cause an approximate corresponding $24 million (nil as at December 31, 2024) increase or decrease to net risk management assets and liabilities.

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

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts from time to time. As at September 30, 2025, the Company does not have any notional U.S. dollar denominated currency swaps.

Risk Management Positions as at September 30, 2025

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
Propane Fixed Price	10.0 Mbbls/d	2025	31.83	$2

WTI Three-Way Options
Sold call / bought put / sold put	50.0 Mbbls/d	2025	76.57 / 65.00 / 50.00	17
Sold call / bought put / sold put	28.6 Mbbls/d	2026	71.44 / 61.30 / 51.08	17

Oil and NGLs Fair Value Position				36

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
AECO Fixed Price	50 MMcf/d	2026	2.35	3

NYMEX Three-Way Options
Sold call / bought put / sold put	500 MMcf/d	2025	4.47 / 3.00 / 2.25	2
Sold call / bought put / sold put	462 MMcf/d	2026	6.46 / 3.33 / 2.61	11

Basis Contracts (1)		2025		18
		2027		1
		2028		1

Other Financial Positions		2025 - 2026		2

Physical Forward Contracts (2)		2026 - 2037		(17)
Natural Gas Fair Value Position				21
Total Fair Value Position				$57

(1)
Ovintiv has entered into natural gas basis swaps associated with AECO and NYMEX.
(2)
Ovintiv has entered into natural gas physical forward contracts associated with JKM (100 MMcf/d) and Chicago (100 MMcf/d), as described in Note 18.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$46	$97	$109	$212
Foreign Currency Derivatives:
Foreign exchange (2)	-	-	(98)	(1)
	$46	$97	$11	$211

Unrealized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (3)	$(20)	$31	$(12)	$(61)
Foreign Currency Derivatives:
Foreign exchange	-	1	89	(9)
	$(20)	$32	$77	$(70)

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1) (3)	$26	$128	$97	$151
Foreign Currency Derivatives:
Foreign exchange (2)	-	1	(9)	(10)
	$26	$129	$88	$141

(1)
There were no realized gains or losses related to other derivative contracts for the three and nine months ended September 30, 2025 (2024 - gains of nil and $4 million, respectively).
(2)
Includes a realized foreign exchange loss of $97 million for the nine months ended September 30, 2025, related to notional U.S. dollar denominated currency swaps as discussed in Note 6.
(3)
There were no unrealized gains or losses related to other derivative contracts for the three and nine months ended September 30, 2025 or 2024.

Reconciliation of Unrealized Risk Management Positions from January 1 to September 30

	2025		2024
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(20)
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	88	$88	$141
Fair Value of Contracts Realized During the Period	(11)	(11)	(211)
Fair Value of Contracts, End of Period	$57	$77	$(70)

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 18 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	September 30,	December 31,
	2025	2024

Risk Management Assets
Current	$77	$108
Long-term	2	-
	79	108

Risk Management Liabilities
Current	-	107
Long-term	22	21
	22	128
Net Risk Management Assets (Liabilities)	$57	$(20)

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at September 30, 2025, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $79 million and $79 million, respectively, as disclosed in Note 18. The Company had no significant credit derivatives in place and held no collateral at September 30, 2025.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at September 30, 2025, approximately 95 percent (94 percent as at December 31, 2024) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

20.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating Activities
Accounts receivable and accrued revenues	$62	$68	$134	$303
Accounts payable and accrued liabilities	(144)	(64)	(269)	(365)
Current portion of operating lease liabilities	4	2	30	(1)
Income tax receivable and payable	2	19	20	(239)
	$(76)	$25	$(85)	$(302)

B)
Non-Cash Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(10)	$(7)	$(434)	$(40)

Non-Cash Investing Activities
Property, plant and equipment accruals	$33	$(23)	$60	$(25)
Capitalized long-term incentives	-	-	(4)	(7)
Property additions/dispositions, including swaps	32	5	65	36

21.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at September 30, 2025:

	Expected Future Payments
(undiscounted)	2025	2026	2027	2028	2029	Thereafter	Total

Transportation and Processing	$195	$784	$669	$514	$431	$1,836	$4,429
Drilling and Field Services	72	116	1	-	-	-	189
Building Leases & Other Commitments	4	7	6	6	4	11	38
Total	$271	$907	$676	$520	$435	$1,847	$4,656

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

22.	Subsequent Event

Agreement to Acquire NuVista Energy Ltd.

On November 4, 2025, Ovintiv announced it has entered into a definitive agreement to acquire all of the issued and outstanding common shares of NuVista Energy Ltd. (“NuVista”) in a cash and stock transaction valued at approximately $2.7 billion (C$3.8 billion), inclusive of assumed debt. The transaction value includes Ovintiv’s purchase of 18.5 million common shares of NuVista for $212 million (C$296 million), which closed on October 1, 2025. Under the terms of the arrangement agreement, Ovintiv will acquire all of the remaining issued and outstanding common shares of NuVista for C$18.00 per share, which will be paid 50 percent in cash and 50 percent in Ovintiv common stock, totaling approximately $1.1 billion and 30 million shares, respectively. The transaction has been unanimously approved by the Board of Directors of both Ovintiv and NuVista and is expected to close by the end of the first quarter of 2026 subject to NuVista shareholder, court and other customary approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three and nine months ended September 30, 2025, and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2025 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2024, which are included in Items 8 and 7, respectively, of the 2024 Annual Report on Form 10‑K.

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

Highlights

During the first nine months of 2025, the Company focused on executing its 2025 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, and delivering cash from operating activities. In conjunction with closing the Montney Acquisition, as discussed below, the Company has fully integrated the new assets into its existing operations.

Lower upstream product revenues in the first nine months of 2025 compared to 2024, primarily resulted from lower oil production volumes and lower average realized oil and plant condensate prices, excluding the impact of risk management activities, partially offset by higher plant condensate production volumes and higher average realized natural gas prices, excluding the impact of risk management activities. Oil production volumes decreased primarily as a result of the sale of the Company’s Uinta assets in the first quarter of 2025. Average realized oil and plant condensate prices decreased 11 percent and 10 percent, respectively, primarily due to lower benchmark prices. Plant condensate production volumes increased due to the Montney Acquisition in the first quarter of 2025. Higher average realized natural gas prices of 46 percent were primarily due to higher benchmark prices and exposure to other downstream benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments and Subsequent Events

•
On November 4, 2025, Ovintiv announced it has entered into a definitive agreement to acquire all of the issued and outstanding common shares of NuVista Energy Ltd. (“NuVista”) in a cash and stock transaction valued at approximately $2.7 billion (C$3.8 billion), inclusive of assumed debt (“NuVista Acquisition”). The transaction value includes Ovintiv’s purchase of 18.5 million common shares of NuVista for $212 million (C$296 million), which closed on October 1, 2025. Under the terms of the arrangement agreement, Ovintiv will acquire all of the remaining issued and outstanding common shares of NuVista for C$18.00 per share, which will be paid 50 percent in cash and 50 percent in Ovintiv common stock, totaling approximately $1.1 billion and 30 million shares, respectively. The acquisition is strategically located adjacent to Ovintiv’s current operations and adds approximately 930 net well locations to Ovintiv’s existing Montney inventory and approximately 140,000 net acres. The acquisition will add approximately 100 MBOE/d of production volumes in 2026. The transaction has been unanimously approved by the Board of Directors of both Ovintiv and NuVista and is expected to close by the end of the first quarter of 2026 subject to NuVista shareholder, court and other customary approvals.
•
During October, Ovintiv closed acreage acquisitions in Permian for total consideration of approximately $250 million. The Company acquired over 8,000 net acres and added approximately 120 net well locations.
•
On September 29, 2025, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 22.3 million shares of common stock over a 12-month period from October 3, 2025, to October 2, 2026. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float as at September 26, 2025. In conjunction with the NuVista Acquisition discussed above, the Company has temporarily paused its share buyback program for two quarters, starting in October 2025, and expects to resume the buybacks in the second quarter of 2026.
•
On January 31, 2025, the Company closed its previously announced acquisition of certain Montney assets from Paramount Resources Ltd. (“Paramount”), in an all-cash transaction of approximately $2.274 billion (C$3.280 billion), after preliminary closing adjustments (“Montney Acquisition”). The acquisition added approximately 109,000 net acres in the core of the liquids-rich Alberta Montney. The transaction had an effective date of October 1, 2024.
•
On January 22, 2025, the Company closed its previously announced divestiture of substantially all of its Uinta assets, comprising approximately 126,000 net acres in the Uinta Basin of Utah, to FourPoint Resources, LLC, for approximately $1.9 billion, after preliminary closing and other adjustments. The transaction had an effective date of October 1, 2024.

Financial Results

Three months ended September 30, 2025

•
Reported net earnings of $148 million, or $0.57 per share diluted, including a non-cash ceiling test impairment in the Canadian Operations of $108 million, after tax, or $0.42 per share diluted.
•
Recognized net gains on risk management in revenues of $26 million, before tax.
•
Generated cash from operating activities of $812 million and Non-GAAP Cash Flow of $895 million.
•
Purchased for cancellation, approximately 3.7 million shares of common stock for total consideration of approximately $160 million.
•
Paid dividends of $0.30 per share of common stock totaling $77 million.

Nine months ended September 30, 2025

•
Reported net earnings of $296 million, or $1.13 per share diluted, including a non-cash ceiling test impairment in the Canadian Operations of $665 million, after tax, or $2.55 per share diluted.
•
Recognized net gains on risk management in revenues of $97 million, before tax.
•
Generated cash from operating activities of $2,698 million and Non-GAAP Cash Flow of $2,812 million.
•
Purchased for cancellation, approximately 7.8 million shares of common stock for total consideration of approximately $307 million.
•
Paid dividends of $0.90 per share of common stock totaling $232 million.
•
Had approximately $3.3 billion in total liquidity as at September 30, 2025, which included available credit facilities of $3.5 billion, available uncommitted demand lines of $122 million, and cash and cash equivalents of $25 million, net of outstanding commercial paper of $360 million.
•
Reported Debt to EBITDA of 1.8 times and Non-GAAP Debt to Adjusted EBITDA of 1.2 times.

Capital Investment

During the nine months ended September 30, 2025

•
Executed the Company’s 2025 capital plan with expenditures totaling $1,682 million.
•
Focused on highly efficient capital activity to benefit from short-cycle high margin and/or low-cost projects which provide flexibility to respond to fluctuations in commodity prices, as discussed in the Company Outlook section of this MD&A.

Production

During the nine months ended September 30, 2025

•
Produced average liquids volumes of 303.6 Mbbls/d, which accounted for 50 percent of total production volumes. Average oil and plant condensate volumes of 209.6 Mbbls/d, represented 69 percent of total liquids production volumes.
•
Produced average natural gas volumes of 1,847 MMcf/d, which accounted for 50 percent of total production volumes.
•
Produced average total volumes of 611.5 MBOE/d.

Operating Expenses

During the nine months ended September 30, 2025

•
Incurred upstream transportation and processing expenses of $1,257 million or $7.53 per BOE, an increase of $94 million compared to 2024, primarily due to increased production volumes related to the Montney Acquisition in the first quarter of 2025.
•
Incurred upstream operating expenses of $635 million or $3.81 per BOE, a decrease of $61 million compared to 2024, primarily due to the sale of the Company’s Uinta assets in the first quarter of 2025, partially offset by increased activity related to the Montney Acquisition in the first quarter of 2025.
•
Incurred production, mineral and other taxes of $232 million, which represents approximately 4.27 percent of upstream product revenues. Total production, mineral and other taxes decreased by $26 million compared to 2024, primarily due to the sale of the Company’s Uinta assets in the first quarter of 2025 and lower oil commodity prices.

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

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. The Company enters into derivative financial instruments to mitigate price volatility and provide more certainty around cash flows. As at September 30, 2025, the Company has hedged approximately 50.0 Mbbls/d of expected oil and condensate production and 500 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes commodity derivatives and transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

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

During the third quarter of 2025, the Company invested $544 million, which was in line with its third quarter guidance of $525 million to $575 million. The Company expects to meet its full year 2025 capital investment guidance range of $2,125 million to $2,175 million.

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

Production

During the third quarter of 2025, total average production volumes were 630.4 MBOE/d, which exceeded the third quarter guidance range of 610.0 MBOE/d to 630.0 MBOE/d. Average oil and plant condensate production volumes were 211.8 Mbbls/d, which exceeded the third quarter guidance range of 202.0 Mbbls/d to 208.0 Mbbls/d. Average other NGL production volumes were 97.7 Mbbls/d and average natural gas production volumes were 1,925 MMcf/d, which were at the high end of their third quarter guidance ranges of 94.0 Mbbls/d to 98.0 Mbbls/d and 1,875 MMcf/d to 1,925 MMcf/d, respectively.

The Company expects to meet its updated full year 2025 total production guidance range of 610.0 MBOE/d to 620.0 MBOE/d, including oil and plant condensate production volumes of approximately 208.0 Mbbls/d to 210.0 Mbbls/d, other NGLs production volumes of approximately 94.0 Mbbls/d to 96.0 Mbbls/d and natural gas production volumes of approximately 1,850 MMcf/d to 1,870 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

The Company is on track to achieve its full year upstream transportation and processing guidance range of approximately $7.50 per BOE to $8.00 per BOE, upstream operating expenses of approximately $3.75 per BOE to $4.00 per BOE for the remainder of the year and total production, mineral and other taxes of approximately 3.75 to 4.50 percent of upstream product revenues.

Additional information on Ovintiv’s fourth quarter and updated full year 2025 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

Results of Operations

Selected Financial Information

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024	2025	2024

Product and Service Revenues
Upstream product revenues (1)	$1,722	$1,772	$5,439	$5,556
Service revenues (2)	9	3	21	6
Total Product and Service Revenues	1,731	1,775	5,460	5,562

Sales of Purchased Product (1)	289	403	1,149	1,196
Gains (Losses) on Risk Management, Net	26	128	97	151
Sublease Revenues	20	18	55	55
Total Revenues	2,066	2,324	6,761	6,964

Total Operating Expenses (3)	1,793	1,797	6,066	5,387
Operating Income (Loss)	273	527	695	1,577
Total Other (Income) Expenses	81	(31)	297	125
Net Earnings (Loss) Before Income Tax	192	558	398	1,452
Income Tax Expense (Recovery)	44	51	102	267

Net Earnings (Loss)	$148	$507	$296	$1,185
(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.
(2)
Service revenues comprise third-party gathering and processing fees.
(3)
Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs. The three and nine months ended September 30, 2025, include non-cash ceiling test impairments of $141 million and $871 million, respectively (2024 ‑ nil, respectively).

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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended September 30,		Nine months ended September 30,
(average for the period)	2025	2024	2025	2024

Oil & NGLs
WTI ($/bbl)	$64.93	$75.09	$66.70	$77.54
Houston ($/bbl)	65.61	76.29	67.74	79.11
Edmonton Condensate (C$/bbl)	86.87	97.41	91.89	100.68

Natural Gas
NYMEX ($/MMBtu)	$3.07	$2.16	$3.39	$2.10
AECO (C$/Mcf)	1.00	0.81	1.70	1.43
Dawn (C$/MMBtu)	3.83	2.32	4.49	2.67

Production Volumes and Realized Prices

	Three months ended September 30,				Nine months ended September 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2025	2024	2025	2024	2025	2024	2025	2024

Oil (Mbbls/d, $/bbl)
USA Operations	137.0	168.0	$66.23	$73.23	142.9	168.3	$67.59	$75.86
Canadian Operations	0.6	0.4	64.35	71.07	0.4	0.4	65.37	72.90
Total	137.6	168.4	66.22	73.23	143.3	168.7	67.58	75.85

NGLs - Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.7	11.7	49.67	56.73	11.1	11.1	52.69	58.01
Canadian Operations	62.5	32.3	62.81	71.13	55.2	31.9	64.19	72.88
Total	74.2	44.0	60.73	67.30	66.3	43.0	62.26	69.05

NGLs - Other (Mbbls/d, $/bbl)
USA Operations	77.9	77.7	15.46	16.44	75.1	76.0	18.10	17.52
Canadian Operations	19.8	14.9	22.62	26.97	18.9	15.0	24.24	27.35
Total	97.7	92.6	16.91	18.13	94.0	91.0	19.34	19.14

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	226.6	257.4	47.92	55.35	229.1	255.4	50.66	57.72
Canadian Operations	82.9	47.6	53.24	57.34	74.5	47.3	54.05	58.46
Total	309.5	305.0	49.34	55.66	303.6	302.7	51.49	57.84

Natural Gas (MMcf/d, $/Mcf)
USA Operations	512	543	2.04	1.29	510	533	2.48	1.49
Canadian Operations	1,413	1,182	1.70	1.29	1,337	1,171	2.25	1.63
Total	1,925	1,725	1.79	1.29	1,847	1,704	2.32	1.59

Total Production (MBOE/d, $/BOE)
USA Operations	311.9	348.0	38.17	42.97	314.2	344.3	40.99	45.12
Canadian Operations	318.5	244.6	21.39	17.39	297.3	242.4	23.66	19.29
Total	630.4	592.6	29.69	32.41	611.5	586.7	32.57	34.45

Production Mix (%)
Oil & Plant Condensate	34	36			34	36
NGLs - Other	15	15			16	16
Total Oil & NGLs	49	51			50	52
Natural Gas	51	49			50	48

Production Change
Period Over Period (%) (3)
Total Oil & NGLs	1	1			-	9
Natural Gas	12	6			8	4
Total Production	6	4			4	6
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues, Excluding Realized Gains (Losses) on Risk Management

	Three months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2024 Upstream Product Revenues (1)	$1,138	$274	$155	$205	$1,772
Increase (decrease) due to:
Sales prices	(92)	(57)	(15)	88	(76)
Production volumes	(208)	198	12	24	26
2025 Upstream Product Revenues	$838	$415	$152	$317	$1,722

	Nine months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2024 Upstream Product Revenues (1)	$3,516	$819	$479	$742	$5,556
Increase (decrease) due to:
Sales prices	(328)	(154)	(5)	363	(124)
Production volumes	(540)	462	23	62	7
2025 Upstream Product Revenues	$2,648	$1,127	$497	$1,167	$5,439
(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.

Oil Revenues

Three months ended September 30, 2025 versus September 30, 2024

Oil revenues were lower by $300 million compared to the third quarter of 2024 primarily due to:

•
Lower average oil production volumes of 30.8 Mbbls/d decreased revenues by $208 million. Lower production volumes were primarily due to the sale of the Uinta assets during the first quarter of 2025 (29.1 Mbbls/d); and
•
A decrease of $7.01 per bbl, or 10 percent, in the average realized oil prices which decreased revenues by $92 million. The decrease reflected lower WTI and Houston benchmark prices which were both down 14 percent, partially offset by higher regional pricing relative to the benchmark prices.

Nine months ended September 30, 2025 versus September 30, 2024

Oil revenues were lower by $868 million compared to the first nine months of 2024 primarily due to:

•
Lower average oil production volumes of 25.4 Mbbls/d decreased revenues by $540 million. Lower production volumes were primarily due to the sale of the Uinta assets during the first quarter of 2025 (23.8 Mbbls/d); and
•
A decrease of $8.27 per bbl, or 11 percent, in the average realized oil prices which decreased revenues by $328 million. The decrease reflected lower WTI and Houston benchmark prices which were both down 14 percent, partially offset by higher regional pricing relative to the benchmark prices.

NGL Revenues

Three months ended September 30, 2025 versus September 30, 2024

NGL revenues were higher by $138 million compared to the third quarter of 2024 primarily due to:

•
Higher average plant condensate production volumes of 30.2 Mbbls/d increased revenues by $198 million. Higher production volumes were primarily due to the Montney Acquisition in the first quarter of 2025 (22.0 Mbbls/d) and successful drilling in Montney (9.4 Mbbls/d); and
•
A decrease of $6.57 per bbl, or 10 percent, in the average realized plant condensate prices which decreased revenues by $57 million. The decrease primarily reflected the lower Edmonton Condensate benchmark price which was down 11 percent.

Nine months ended September 30, 2025 versus September 30, 2024

NGL revenues were higher by $326 million compared to the first nine months of 2024 primarily due to:

•
Higher average plant condensate production volumes of 23.3 Mbbls/d increased revenues by $462 million. Higher production volumes were primarily due to the Montney Acquisition in the first quarter of 2025 (19.6 Mbbls/d) and successful drilling in Montney (5.5 Mbbls/d), partially offset by lower production volumes in Montney related to increased third-party plant downtime (1.8 Mbbls/d); and
•
A decrease of $6.79 per bbl, or 10 percent, in the average realized plant condensate prices which decreased revenues by $154 million. The decrease primarily reflected the lower Edmonton Condensate benchmark price which was down nine percent.

Natural Gas Revenues

Three months ended September 30, 2025 versus September 30, 2024

Natural gas revenues were higher by $112 million compared to the third quarter of 2024 primarily due to:

•
An increase of $0.50 per Mcf, or 39 percent, in the average realized natural gas prices which increased revenues by $88 million. The increase reflected the higher NYMEX and AECO benchmark prices which were up 42 percent and 23 percent, respectively, and exposure to other downstream benchmark prices relating to the Company’s diversified markets in the Canadian Operations, partially offset by lower regional pricing relative to benchmark prices in the USA Operations; and
•
Higher average natural gas production volumes of 200 MMcf/d increased revenues by $24 million. Higher production volumes were primarily due to the Montney Acquisition in the first quarter of 2025 (207 MMcf/d), successful drilling in Montney and Permian (31 MMcf/d) and lower effective royalty rates in Montney (17 MMcf/d). The higher production volumes were partially offset by the sale of the Uinta assets in the first quarter of 2025 (33 MMcf/d) and natural declines in Anadarko (20 MMcf/d).

Nine months ended September 30, 2025 versus September 30, 2024

Natural gas revenues were higher by $425 million compared to the first nine months of 2024 primarily due to:

•
An increase of $0.73 per Mcf, or 46 percent, in the average realized natural gas prices which increased revenues by $363 million. The increase reflected the higher NYMEX and AECO benchmark prices which were up 61 percent and 19 percent, respectively, and exposure to other downstream benchmark prices relating to the Company’s diversified markets in the Canadian Operations, partially offset by lower regional pricing relative to benchmark prices in the USA Operations; and
•
Higher average natural gas production volumes of 143 MMcf/d increased revenues by $62 million. Higher production volumes were primarily due to the Montney Acquisition in the first quarter of 2025 (184 MMcf/d), and successful drilling in Montney and Permian (79 MMcf/d). The higher production volumes were partially offset by lower production volumes in Montney primarily related to pipeline restrictions and increased third-party plant downtime (53 MMcf/d), the sale of the Uinta and Horn River assets in the first quarter of 2025 (38 MMcf/d), and natural declines in Anadarko (21 MMcf/d).

Sales of Purchased Product

Revenues from the sale of purchased product relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024 (1)	2025	2024 (1)

Sales of Purchased Product	$289	$403	$1,149	$1,196
(1)
In conjunction with the Segment Reclassification as discussed in the Highlights section of this MD&A, prior period results have been reclassified for comparative purposes.

Three months ended September 30, 2025 versus September 30, 2024

Sales of purchased product revenues decreased $114 million compared to the third quarter of 2024 primarily due to:

•
Lower realized third-party liquids pricing ($64 million) and lower sales of third-party purchased liquids volumes in the USA Operations ($62 million);

partially offset by:

•
Higher realized third-party natural gas pricing ($12 million).

Nine months ended September 30, 2025 versus September 30, 2024

Sales of purchased product revenues decreased $47 million compared to the first nine months of 2024 primarily due to:

•
Lower realized third-party liquids pricing ($322 million);

partially offset by:

•
Higher sales of third-party purchased liquids volumes in the USA Operations ($257 million) and higher realized third-party natural gas pricing ($22 million).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at September 30, 2025, can be found in Note 19 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024	2025	2024

Realized Gains (Losses) on Risk Management
Commodity Price
Oil	$4	$-	$13	$(33)
NGLs - Other	3	2	3	4
Natural Gas	39	95	93	237
Other (1)	-	-	-	4
Total	46	97	109	212

Unrealized Gains (Losses) on Risk Management	(20)	31	(12)	(61)
Total Gains (Losses) on Risk Management, Net	$26	$128	$97	$151

	Three months ended September 30,		Nine months ended September 30,
(Per-unit)	2025	2024	2025	2024

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$0.29	$-	$0.34	$(0.70)
NGLs - Other ($/bbl)	$0.31	$0.20	$0.12	$0.15
Natural Gas ($/Mcf)	$0.22	$0.59	$0.18	$0.50
Total ($/BOE)	$0.79	$1.76	$0.65	$1.29
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

During the second and third quarters of 2025, the Company entered into physical forward contracts to further mitigate a portion of its exposure to AECO benchmark prices. The Company’s ongoing market diversification strategy shifts a portion of its commodity price exposure to alternative pricing hubs including Japan Korea Marker and Chicago city-gates, commencing in 2026 and 2027, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024	2025	2024

USA Operations	$66	$82	$216	$247
Canadian Operations	6	4	16	11
Total	$72	$86	$232	$258

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2025	2024	2025	2024

USA Operations	$2.29	$2.55	$2.52	$2.62
Canadian Operations	$0.20	$0.15	$0.19	$0.17
Production, Mineral and Other Taxes	$1.24	$1.56	$1.39	$1.60

Three months ended September 30, 2025 versus September 30, 2024

Production, mineral and other taxes decreased $14 million compared to the third quarter of 2024 primarily due to:

•
The Uinta assets sold in the first quarter of 2025 ($13 million) and lower oil commodity prices in Permian ($5 million);

partially offset by:

•
Higher property taxes due to the Montney Acquisition in the first quarter of 2025 ($2 million).

Nine months ended September 30, 2025 versus September 30, 2024

Production, mineral and other taxes decreased $26 million compared to the first nine months of 2024 primarily due to:

•
The Uinta assets sold in the first quarter of 2025 ($24 million) and lower oil commodity prices ($20 million);

partially offset by:

•
Higher effective production tax rates ($7 million), higher property taxes primarily due to the Montney Acquisition in the first quarter of 2025 ($6 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024	2025	2024

Upstream
USA Operations	$108	$129	$334	$382
Canadian Operations	332	270	923	781
Upstream Transportation and Processing	440	399	1,257	1,163

Other (1)	12	9	28	77
Total	$452	$408	$1,285	$1,240

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2025	2024	2025	2024

USA Operations	$3.74	$4.02	$3.89	$4.04
Canadian Operations	$11.35	$12.00	$11.37	$11.77
Upstream Transportation and Processing	$7.59	$7.31	$7.53	$7.24
(1)
The third quarter and first nine months of 2025 include pipeline transportation fees associated with previously divested assets in the USA Operations of $1 million and $2 million, respectively (2024 ‑ nil and $50 million, respectively) and other third-party transportation and processing fees with no associated volumes in the Canadian Operations of approximately $11 million and $26 million, respectively (2024 ‑ $9 million and $27 million, respectively).

Three months ended September 30, 2025 versus September 30, 2024

Transportation and processing expense increased $44 million compared to the third quarter of 2024 primarily due to:

•
Higher production volumes due to the Montney Acquisition during the first quarter of 2025 ($81 million) and increased minimum volume commitment costs associated with certain gathering and processing assets in Montney ($10 million);

partially offset by:

•
The Uinta and Horn River assets sold in the first quarter of 2025 ($22 million), lower midstream transportation costs and third-party plant turnarounds in Montney ($9 million), lower transportation costs in Montney due to third-party adjustments ($4 million), lower downstream transportation costs in Montney ($3 million) and a higher U.S./Canadian dollar exchange rate ($3 million).

Nine months ended September 30, 2025 versus September 30, 2024

Transportation and processing expense increased $45 million compared to the first nine months of 2024 primarily due to:

•
Higher production volumes due to the Montney Acquisition during the first quarter of 2025 ($202 million), higher natural gas production volumes in Permian ($14 million) and increased minimum volume commitment costs associated with certain gathering and processing assets in Montney ($10 million);

partially offset by:

•
The Uinta and Horn River assets sold in the first quarter of 2025 ($53 million), an expired pipeline transportation contract ($50 million), a higher U.S./Canadian dollar exchange rate ($21 million), lower midstream transportation costs in Montney ($18 million), third-party plant turnarounds in Montney in 2024 ($14 million), lower production volumes in Anadarko ($10 million) and lower downstream transportation costs in Montney ($6 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024	2025	2024

Upstream
USA Operations	$173	$193	$515	$609
Canadian Operations	42	36	120	87
Upstream Operating Expense	215	229	635	696

Other	5	6	9	19
Total	$220	$235	$644	$715

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2025	2024	2025	2024

USA Operations	$6.07	$6.02	$6.02	$6.45
Canadian Operations	$1.39	$1.55	$1.47	$1.31
Upstream Operating Expense	$3.71	$4.17	$3.81	$4.33

Three months ended September 30, 2025 versus September 30, 2024

Operating expense decreased $15 million compared to the third quarter of 2024 primarily due to:

•
The sale of the Uinta assets in the first quarter of 2025 ($19 million) and lower capitalization of directly attributable internal costs in Montney in 2024 ($8 million);

partially offset by:

•
Higher activity due to the Montney Acquisition in the first quarter of 2025 ($12 million).

Nine months ended September 30, 2025 versus September 30, 2024

Operating expense decreased $71 million compared to the first nine months of 2024 primarily due to:

•
The sale of the Uinta assets in the first quarter of 2025 ($66 million), increased operational efficiencies in Permian ($12 million), decreased workover activity in Anadarko ($9 million), and lower salaries and benefits resulting from the corporate reorganization which commenced in 2024 ($8 million);

partially offset by:

•
Higher activity due to the Montney Acquisition in the first quarter of 2025 ($28 million).

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024	2025	2024

Purchased Product	$278	$392	$1,120	$1,165

Three months ended September 30, 2025 versus September 30, 2024

Purchased product expense decreased $114 million compared to the third quarter of 2024 primarily due to:

•
Lower third-party liquids purchase prices ($66 million) and lower third-party purchased liquids volumes in the USA Operations ($62 million);

partially offset by:

•
Higher third-party natural gas purchase prices ($12 million).

Nine months ended September 30, 2025 versus September 30, 2024

Purchased product expense decreased $45 million compared to the first nine months of 2024 primarily due to:

•
Lower third-party liquids purchase prices ($326 million);

partially offset by:

•
Higher third-party purchased liquids volumes in the USA Operations ($257 million) and higher third-party natural gas purchase prices ($25 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024	2025	2024

Upstream
USA Operations	$361	$516	$1,106	$1,503
Canadian Operations	179	77	524	225
Upstream DD&A	540	593	1,630	1,728

Corporate & Other	5	6	16	17
Total	$545	$599	$1,646	$1,745

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2025	2024	2025	2024

USA Operations	$12.57	$16.12	$12.88	$15.93
Canadian Operations	$6.13	$3.40	$6.45	$3.39
Upstream DD&A	$9.31	$10.87	$9.76	$10.75

Three months ended September 30, 2025 versus September 30, 2024

DD&A decreased $54 million compared to the third quarter of 2024 primarily due to:

•
Lower depletion rates and production volumes in the USA Operations primarily due to the sale of the Uinta assets in the first quarter of 2025 ($102 million and $54 million, respectively);

partially offset by:

•
Higher depletion rates and production volumes in the Canadian Operations primarily due to the Montney Acquisition in the first quarter of 2025 ($81 million and $23 million, respectively).

The upstream depletion rate in the USA Operations decreased $3.55 per BOE primarily due to a lower depletable base resulting from the sale of the Uinta assets in the first quarter of 2025. The upstream depletion rate in the Canadian Operations increased $2.73 per BOE primarily due to a higher depletable base resulting from the Montney Acquisition in the first quarter of 2025, partially offset by the ceiling test impairments recognized in the fourth quarter of 2024 and first quarter of 2025.

Nine months ended September 30, 2025 versus September 30, 2024

DD&A decreased $99 million compared to the first nine months of 2024 primarily due to:

•
Lower depletion rates and production volumes in the USA Operations primarily due to the sale of the Uinta assets in the first quarter of 2025 ($262 million and $136 million, respectively);

partially offset by:

•
Higher depletion rates and production volumes in the Canadian Operations primarily due to the Montney Acquisition in the first quarter of 2025 ($256 million and $49 million, respectively).

The upstream depletion rate in the USA Operations decreased $3.05 per BOE primarily due to a lower depletable base resulting from the sale of the Uinta assets in the first quarter of 2025. The upstream depletion rate in the Canadian Operations increased $3.06 per BOE primarily due to a higher depletable base resulting from the Montney Acquisition in the first quarter of 2025, partially offset by the ceiling test impairments recognized in the fourth quarter of 2024 and first quarter of 2025.

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

In the third quarter of 2025, the Company recognized a before-tax non-cash ceiling test impairment of $141 million in the Canadian Operations primarily resulting from the decline in the 12-month average trailing prices, which reduced proved reserves. In the first nine months of 2025, the Company recognized ceiling test impairments of $871 million in the Canadian Operations primarily due to the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
September 30, 2025	$67.45	$93.67	$3.10	$1.53
December 31, 2024	75.48	99.60	2.13	1.26
September 30, 2024	78.64	102.83	2.21	1.66
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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024	2025	2024

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs, and Legal Costs (1)	$67	$67	$206	$211
Long-term incentive costs	10	5	28	28
Restructuring costs	-	-	11	-
Legal costs	1	-	2	11
Total Administrative	$78	$72	$247	$250

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2025	2024	2025	2024

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs, and Legal Costs (1)	$1.17	$1.24	$1.23	$1.31
Long-term incentive costs	0.16	0.09	0.17	0.17
Restructuring costs	-	-	0.07	-
Legal costs	0.01	-	0.01	0.07
Total Administrative	$1.34	$1.33	$1.48	$1.55
(1)
The third quarter and first nine months of 2025 include costs related to The Bow office lease of $29 million and $83 million, respectively (2024 - $29 million and $87 million, respectively), half of which is recovered from sublease revenues.

Three months ended September 30, 2025 versus September 30, 2024

Administrative expense increased $6 million compared to the third quarter of 2024 primarily due to:

•
Higher long-term incentive costs resulting from changes in the Company’s share price in the third quarter of 2024 ($5 million).

Nine months ended September 30, 2025 versus September 30, 2024

Administrative expense decreased $3 million compared to the first nine months of 2024 primarily due to:

•
Lower legal costs ($9 million) and lower operating lease costs ($6 million);

partially offset by:

•
Restructuring costs incurred related to the corporate reorganization which commenced in 2024 ($11 million).

In 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. Additional information on restructuring charges and long-term incentive costs can be found in Notes 16 and 17 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024	2025	2024

Interest	$91	$103	$283	$306
Foreign Exchange (Gain) Loss, Net	(7)	17	25	(21)
Other (Gains) Losses, Net	(3)	(151)	(11)	(160)
Total Other (Income) Expenses	$81	$(31)	$297	$125

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest and long-term debt can be found in Notes 5 and 11, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended September 30, 2025 versus September 30, 2024

Interest expense decreased $12 million compared to the third quarter of 2024 primarily due to:

•
Lower interest expense resulting from the repayment of the Company’s $600 million senior note in the second quarter of 2025 ($9 million) and lower interest expense on short-term borrowings ($3 million).

Nine months ended September 30, 2025 versus September 30, 2024

Interest expense decreased $23 million compared to the first nine months of 2024 primarily due to:

•
Lower interest expense resulting from the repayment of the Company’s $600 million senior note in the second quarter of 2025 ($13 million) and lower interest expense on short-term borrowings ($11 million);

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

Three months ended September 30, 2025 versus September 30, 2024

Net foreign exchange gain of $7 million compared to a loss of $17 million during the third quarter of 2024 primarily due to:

•
Unrealized foreign exchange losses on the translation of intercompany notes in 2024 ($16 million) and gains on other monetary revaluations compared to losses in 2024 ($8 million).

Nine months ended September 30, 2025 versus September 30, 2024

Net foreign exchange loss of $25 million compared to a gain of $21 million during the first nine months of 2024 primarily due to:

•
Higher realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada ($97 million), unrealized foreign exchange losses on the translation of intercompany notes compared to gains in 2024 ($61 million) and losses on other monetary revaluations compared to gains in 2024 ($14 million);

partially offset by:

•
Unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2024 ($94 million) and higher realized foreign exchange gains on the settlement of intercompany notes ($33 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, reclamation charges related to decommissioned assets, and adjustments related to other assets.

Other gains in the third quarter and first nine months of 2025 includes interest income of $2 million and $10 million, respectively, primarily generated from short-term investments (2024 - $1 million and $4 million, respectively).

During the first nine months of 2024, the Company resolved a dispute related to the previous disposition of certain legacy assets for approximately $150 million.

Income Tax

For the three and nine months ended September 30, 2025, current income tax expense of $14 million and $83 million, respectively, were lower than the comparative periods in 2024 primarily due to lower expected full year taxable earnings and the anticipated impact of the One Big Beautiful Bill Act (H.R.1).

For the three months ended September 30, 2025, the deferred income tax expense of $30 million was higher than the comparative period in 2024 primarily due to research and development credits recognized in the United States in 2024, partially offset by the impact of a non-cash ceiling test impairment recognized in Canada. For the nine months ended September 30, 2025, the deferred income tax expense of $19 million was lower than the comparative period in 2024 primarily due to the impact of non-cash ceiling test impairments recognized in Canada in 2025, partially offset by research and development credits recognized in the United States in 2024.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations and capital allocation framework or to manage its capital structure as discussed below. As at September 30, 2025, $16 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

	As at September 30,
($ millions, except as indicated)	2025	2024

Cash and Cash Equivalents	$25	$9
Available Credit Facilities	3,500	3,400
Available Uncommitted Demand Lines (1)	122	232
Issuance of U.S. Commercial Paper	(360)	(324)
Total Liquidity	$3,287	$3,317

Long-Term Debt, including current portion	$5,212	$5,877
Total Shareholders’ Equity	$10,234	$10,655

Debt to Capitalization (%) (2)	34	36
Debt to Adjusted Capitalization (%) (2)	22	24
(1)
Includes three uncommitted demand lines totaling $305 million, net of $183 million in related undrawn letters of credit (2024 - $304 million and $72 million, respectively).
(2)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in December 2029, provide financial flexibility and allow the Company to fund its operations or capital investment program. As at September 30, 2025, there were no outstanding amounts under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. Commercial Paper (“CP”) programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at September 30, 2025, the Company had $360 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 4.84 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at September 30, 2025.

The available Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $3.3 billion as at September 30, 2025. As at September 30, 2025, Ovintiv also had approximately $183 million in undrawn letters of credit issued in the normal course of business as collateral security.

On November 4, 2025, the Company announced the NuVista Acquisition, as discussed in the Significant Developments and Subsequent Events section of this MD&A. Ovintiv expects to fund the cash portion of the transaction through a combination of cash on hand, short-term borrowings, and proceeds from term loan financing.

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

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at September 30, 2025, the Company’s Debt to Adjusted Capitalization was 22 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2024 Annual Report on Form 10‑K.

Sources and Uses of Cash

The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended September 30,		Nine months ended September 30,
($ millions)	Activity Type	2025	2024	2025	2024

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$812	$1,022	$2,698	$2,701
Proceeds from divestitures	Investing	26	3	1,922	7
Corporate acquisition	Investing	-	-	-	12
Net issuance of revolving debt	Financing	-	-	360	140
Other	Investing	34	26	136	16
		872	1,051	5,116	2,876

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	544	538	1,682	1,751
Acquisitions	Investing	(31)	7	2,282	202
Net repayment of revolving debt	Financing	121	210	-	-
Repayment of long-term debt	Financing	-	-	600	-
Purchase of shares of common stock	Financing	160	163	307	597
Dividends on shares of common stock	Financing	77	78	232	238
Other	Financing	-	2	21	32
		871	998	5,124	2,820
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		4	(2)	(9)	-
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$5	$51	$(17)	$56

Operating Activities

Net cash from operating activities in the third quarter and first nine months of 2025 was $812 million and $2,698 million, respectively, and was primarily a reflection of the impacts from production volumes, average realized commodity prices, realized gains/losses on risk management and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the third quarter and first nine months of 2025 was $895 million and $2,812 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended September 30, 2025 versus September 30, 2024

Net cash from operating activities decreased $210 million compared to the third quarter of 2024 primarily due to:

•
Lower oil production volumes ($208 million), lower realized liquids commodity prices ($164 million), changes in non-cash working capital ($101 million), lower realized gains on risk management in revenues ($51 million) and higher transportation and processing expense ($44 million);

partially offset by:

•
Higher NGLs and natural gas production volumes ($234 million), higher realized natural gas commodity prices ($88 million), lower current income tax expense ($16 million), lower operating expense, excluding non-cash long-term incentive costs ($14 million), lower production, mineral and other taxes ($14 million), and lower interest expense ($13 million).

Nine months ended September 30, 2025 versus September 30, 2024

Net cash from operating activities decreased $3 million compared to the first nine months of 2024 primarily due to:

•
Lower oil production volumes ($540 million), lower realized liquids commodity prices ($487 million), lower realized gains on risk management in revenues ($103 million), higher realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada ($97 million), and higher transportation and processing expense ($45 million);

partially offset by:

•
Higher NGLs and natural gas production volumes ($547 million), higher realized natural gas commodity prices ($363 million), changes in non-cash working capital ($217 million), lower operating expense, excluding non-cash long-term incentive costs ($72 million), lower production, mineral and other taxes ($26 million), lower interest expense ($23 million) and lower administrative expense, excluding non-cash long-term incentive costs ($13 million).

Investing Activities

Cash used in investing activities in the first nine months of 2025 was $1,906 million primarily due to the Montney Acquisition and capital expenditures, partially offset by the sale of the Company’s Uinta assets. Capital expenditures, and acquisition and divestiture activities are summarized in Notes 3 and 8, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Capital expenditures decreased $69 million compared to the first nine months of 2024, primarily due to decreased capital activity resulting from the sale of the Uinta assets in the first quarter of 2025, and decreased capital activity and increased efficiencies in Permian, partially offset by increased capital activity in Anadarko and increased capital activity in Montney primarily due to the Montney Acquisition in the first quarter of 2025.

Acquisitions in the first nine months of 2025 were $2,282 million, which primarily included the Montney Acquisition. Acquisitions in the first nine months of 2024 were $202 million, which primarily included property purchases with oil and liquids-rich potential in the USA Operations.

Divestitures in the first nine months of 2025 were $1,922 million, which primarily included the sale of the Uinta assets in Utah.

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

Net cash used in financing activities in the first nine months of 2025 increased $73 million compared to 2024. The increase was primarily due to the repayment of the Company’s May 2025 senior notes during the second quarter of 2025 ($600 million), partially offset by decreased purchases of shares of common stock ($290 million) and an increase in the net issuance of revolving debt in 2025 compared to 2024 ($220 million).

In May 2025, Ovintiv redeemed its $600 million, 5.65 percent senior notes due May 15, 2025, with cash on hand and proceeds from short-term borrowings. The Company’s long-term debt, including the current portion of $819 million, totaled $5,212 million at September 30, 2025. The Company’s long-term debt at December 31, 2024, including the current portion of $600 million, totaled $5,453 million. As at September 30, 2025, the Company has $459 million of fixed rate long-term debt due within the next year.

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

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its capital allocation framework to provide competitive returns to shareholders while strengthening its balance sheet. In conjunction with the NuVista Acquisition as discussed in the Significant Developments and Subsequent Events section of this MD&A, the Company has temporarily paused its share buyback program for two quarters, starting in October 2025, and expects to resume the buybacks in the second quarter of 2026. Dividends declared and paid by the Company are expected to remain unchanged.

For additional information on long-term debt, refer to Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Further details on the Company’s debt-based metrics can be found in the Non-GAAP measures section of this MD&A.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2025	2024	2025	2024

Dividend Payments	$77	$78	$232	$238
Dividend Payments ($/share)	$0.30	$0.30	$0.90	$0.90

On November 4, 2025, the Board of Directors declared a dividend of $0.30 per share of common stock payable on December 31, 2025, to common shareholders of record as of December 15, 2025.

Normal Course Issuer Bid

On September 29, 2025, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 22.3 million shares of common stock over a 12-month period from October 3, 2025, to October 2, 2026. The Company expects to continue to execute the NCIB program in conjunction with its capital allocation framework.

In the third quarter and first nine months of 2025, under the previous NCIB program, which extended from October 3, 2024, to October 2, 2025, the Company purchased, for cancellation, approximately 3.7 million and 7.8 million shares of common stock, respectively, for total consideration of approximately $160 million and $307 million, respectively. For additional information on the NCIB, refer to Note 13 to the Consolidated Financial Statements included in Part I, Item 1 and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10‑Q.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2025	2024	2025	2024

Cash From (Used in) Operating Activities	$812	$1,022	$2,698	$2,701
(Add back) deduct:
Net change in other assets and liabilities	(7)	19	(29)	(35)
Net change in non-cash working capital	(76)	25	(85)	(302)
Non-GAAP Cash Flow	$895	$978	$2,812	$3,038

Debt to Capitalization and Debt to Adjusted Capitalization

Debt to Adjusted Capitalization is a non-GAAP measure which adjusts capitalization for historical ceiling test impairments that were recorded as at December 31, 2011. Management monitors Debt to Adjusted Capitalization as a proxy for the Company’s financial covenant under the Credit Facilities which require Debt to Adjusted Capitalization to be less than 60 percent. Adjusted Capitalization includes debt, total shareholders’ equity and an equity adjustment for cumulative historical ceiling test impairments recorded as at December 31, 2011, in conjunction with the Company’s January 1, 2012, adoption of U.S. GAAP.

($ millions, except as indicated)	September 30, 2025	December 31, 2024

Debt (Long-Term Debt, including Current Portion)	$5,212	$5,453
Total Shareholders’ Equity	10,234	10,331
Capitalization	$15,446	$15,784
Debt to Capitalization	34%	35%

Debt (Long-Term Debt, including Current Portion)	$5,212	$5,453
Total Shareholders’ Equity	10,234	10,331
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$23,192	$23,530
Debt to Adjusted Capitalization	22%	23%

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

($ millions, except as indicated)	September 30, 2025	December 31, 2024

Debt (Long-Term Debt, including Current Portion)	$5,212	$5,453

Net Earnings (Loss)	236	1,125
Add back (deduct):
Depreciation, depletion and amortization	2,191	2,290
Interest	389	412
Income tax expense (recovery)	61	226
EBITDA	$2,877	$4,053
Debt to EBITDA (times)	1.8	1.3

Debt (Long-Term Debt, including Current Portion)	$5,212	$5,453

Net Earnings (Loss)	236	1,125
Add back (deduct):
Depreciation, depletion and amortization	2,191	2,290
Impairments	1,321	450
Accretion of asset retirement obligation	26	19
Interest	389	412
Unrealized (gains) losses on risk management	87	136
Foreign exchange (gain) loss, net	27	(19)
Other (gains) losses, net	(16)	(165)
Income tax expense (recovery)	61	226
Adjusted EBITDA	$4,322	$4,474
Debt to Adjusted EBITDA (times)	1.2	1.2

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

	September 30, 2025
(US$ millions)	10% Price Increase	10% Price Decrease

Oil price	$(51)	$54
NGL price	(3)	3
Natural gas price	(5)	5

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment (1)	$(1)		$(10)
Transportation and Processing Expense (1)	(3)	$(0.05)	(21)	$(0.12)
Operating Expense (1)	(1)	(0.01)	(2)	(0.01)
Administrative Expense	-	-	(3)	(0.02)
Depreciation, Depletion and Amortization (1)	(1)	(0.01)	(6)	(0.04)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts from time to time. As at September 30, 2025, the Company does not have any notional U.S. dollar denominated currency swaps.

As at September 30, 2025, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	September 30, 2025
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$34	$(42)

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

As at September 30, 2025, Ovintiv had floating rate revolving credit and term loan borrowings of $360 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $4 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2024 Annual Report on Form 10‑K and Note 21 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Item 1A. Risk Factors of the 2024 Annual Report on Form 10-K. These risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition and/or operating results.

In addition to the risk factors previously disclosed in the 2024 Annual Report on Form 10-K, the following are risks related to our pending acquisition of NuVista:

Completion of the NuVista Acquisition is subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis or at all. Failure to complete the NuVista Acquisition could have material and adverse effects on us.

Our obligations and the obligations of NuVista to consummate the NuVista Acquisition are subject to the satisfaction (or waiver by all parties, to the extent permissible under applicable laws) of a number of conditions described in the arrangement agreement (the “Arrangement Agreement”), including, among other things, the approval and adoption of the Arrangement Agreement and the transactions contemplated therein, including the arrangement (the “Arrangement”), by the NuVista shareholders and the approval of the Arrangement by the Court of King’s Bench of Alberta on terms consistent with the Arrangement Agreement and otherwise reasonably satisfactory to the parties. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the completion of the NuVista Acquisition uncertain. If any of these conditions are not satisfied or waived prior to the Termination Date (as such term is defined in the Arrangement Agreement), it is possible that the Arrangement Agreement may be terminated. The Arrangement Agreement provides that, upon termination of the Arrangement Agreement under certain circumstances, we or NuVista would be required to pay the other party a termination fee of C$130 million. Furthermore, the governmental authorities from which regulatory approvals are required may impose conditions on the completion of the NuVista Acquisition or require changes to the terms thereof. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the transactions or of imposing additional costs or limitations on us following completion of the NuVista Acquisition, any of which might have an adverse effect on us.

If the NuVista Acquisition is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the NuVista Acquisition, we will be subject to a number of risks, including the following:

•
we will be required to pay our costs relating to the NuVista Acquisition, such as legal, accounting and financial advisory expenses, whether or not the transactions are completed;
•
time and resources committed by our management to matters relating to the Acquisition could otherwise have been devoted to pursuing other beneficial opportunities;
•
the market price of Ovintiv’s common stock could decline to the extent that the current market price reflects a market assumption that the NuVista Acquisition will be completed;
•
we may experience negative reactions from employees, customers or vendors; and
•
since the Arrangement Agreement restricts the conduct of our business prior to completion of the NuVista Acquisition, we may not have been able to take certain actions during the pendency of the transaction that would have benefitted us as an independent company and the opportunity to take such actions may no longer be available.

If the NuVista Acquisition is consummated, we may be unable to successfully integrate the assets into our business or achieve the anticipated benefits of the NuVista Acquisition.

Our ability to achieve the anticipated benefits of the NuVista Acquisition will depend in part upon whether we can integrate the assets and their operations into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties, including the assets, requires an assessment of several factors, including:

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

The accuracy of these assessments is inherently uncertain. In connection with our assessment of the assets, we have performed a review of the subject properties that we believe to be generally consistent with industry practices. The review was based on our analysis of historical production data, assumptions regarding capital expenditures and anticipated production declines without review by an independent petroleum engineering firm. Data used in such review was furnished by NuVista or obtained from publicly available sources. Our review may not reveal all existing or potential problems or permit us to fully assess the deficiencies and potential recoverable reserves for all of the assets, and the reserves and production related to the assets may differ materially after such data is reviewed by an independent petroleum engineering firm or further by us. Inspections were not performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken.

The integration process may be subject to delays or changed circumstances, and we can give no assurance that the assets will perform in accordance with our expectations or that our expectations with respect to integration or cost savings as a result of the NuVista Acquisition will materialize.

We and NuVista will be subject to business uncertainties while the NuVista Acquisition is pending, which could adversely affect our business.

In connection with the pendency of the NuVista Acquisition, it is possible that certain persons with whom we or NuVista have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or NuVista, as the case may be, as a result of the NuVista Acquisition and related transactions, which could negatively affect our or NuVista’s revenues, earnings and cash flows as well as the market price of Ovintiv’s common stock, regardless of whether the NuVista Acquisition is completed. Also, our and NuVista’s ability to attract, retain and motivate employees may be impaired until the NuVista Acquisition is completed, and our ability to do so may be impaired for a period of time thereafter, as current and prospective employees may experience uncertainty about their roles within the company following the NuVista Acquisition.

Under the terms of the Arrangement Agreement, we and NuVista are subject to certain restrictions on the conduct of business prior to the closing of the NuVista Acquisition, which may adversely affect our and NuVista’s ability to execute certain of our and their business strategies, including the ability in certain cases to modify or enter into certain contracts, acquire or dispose of certain assets, incur or prepay certain indebtedness, incur encumbrances, make capital expenditures or settle claims. Such limitations could negatively affect our and NuVista’s businesses and operations prior to the completion of the NuVista Acquisition.

The NuVista Acquisition may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

Because shares of our common stock will be issued upon the consummation of the Arrangement, it is possible that, although we currently expect the NuVista Acquisition to be accretive to earnings per share, the NuVista Acquisition may be dilutive to our earnings per share, which could negatively affect the market price of Ovintiv’s common stock. In connection with the completion of the NuVista Acquisition, based on the number of issued and outstanding shares of our common stock as of November 3, 2025, we will issue approximately 30 million shares of our common stock to former NuVista shareholders. The issuance of these new shares of our common stock could have the effect of depressing the market price of our common stock, through dilution of earnings per share or otherwise. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of shares of our common stock to decline or increase at a reduced rate. Furthermore, former NuVista shareholders or our current stockholders may not wish to continue to invest in our expanded operations of the combined company, or for other reasons may wish to dispose of some or all of their interests in Ovintiv, and as a result may seek to sell their shares of our common stock following, or in anticipation of, completion of the NuVista Acquisition. The Arrangement Agreement contains no restrictions on the ability of former NuVista shareholders to sell or otherwise dispose of such shares following completion of the Arrangement. Therefore, these sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of our common stock, may affect the market for, and the market price of, our common stock in an adverse manner. If the NuVista Acquisition is completed and our stockholders, including the former NuVista shareholders, sell substantial amounts of our common stock in the public market following the consummation of the Arrangement, the market price of our common stock may decrease. These sales might also make it more difficult for us to raise capital by selling equity or equity-related securities at a time and price that we otherwise would deem appropriate.

Our results may suffer if we do not effectively manage our expanded operations following the NuVista Acquisition.

The success of the NuVista Acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our and NuVista’s businesses, including the need to integrate the operations and businesses of NuVista into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors, industry contacts and business partners.

The anticipated benefits and cost savings of the NuVista Acquisition may not be realized fully or at all, may take longer to realize than expected or could have other adverse effects that we do not currently foresee. Some of the assumptions that we have made, such as the achievement of operating synergies, may not be realized. There could also be unknown liabilities and unforeseen expenses associated with the NuVista Acquisition, which were not discovered in the due diligence review conducted by each company prior to entering into the Arrangement Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

On September 26, 2024, Ovintiv announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 25.9 million shares of common stock pursuant to a NCIB over a 12-month period from October 3, 2024, and ending October 2, 2025. The number of shares of common stock authorized for purchase represents 10 percent of Ovintiv’s public float as at such time.

On September 29, 2025, Ovintiv announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 22.3 million shares of common stock pursuant to a NCIB over a 12-month period from October 3, 2025, and ending October 2, 2026. The number of shares of common stock authorized for purchase represents 10 percent of Ovintiv’s public float as at September 26, 2025.

During the three months ended September 30, 2025, the Company purchased 3,770,911 shares of common stock for approximately $158 million, excluding excise tax, at a weighted average price of $41.90. The following table presents the common shares purchased during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2025	-	$-	-	21,855,445
August 1 to August 31, 2025	668,925	41.56	668,925	21,186,520
September 1 to September 30, 2025	3,101,986	41.97	3,101,986	18,084,534
Total	3,770,911	$41.90	3,770,911	18,084,534
(1)
For the three months ended September 30, 2025, 1,590,914 shares of common stock were repurchased through our broker in accordance with a Rule 10b5‑1 compliant plan initially adopted by the Company on September 30, 2021.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

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

Dated: November 4, 2025