Form 10-K
period 2025-12-31
Ovintiv Inc.
filed 2026-02-23
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2025	$9,780,270,102
Number of registrant’s shares of common stock outstanding as of February 13, 2026, at $0.01 par value	283,335,463

Documents Incorporated by Reference

The information required by Part III of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

“LNG” means liquefied natural gas.

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

FORWARD-LOOKING STATEMENTS AND RISK

This Annual Report on Form 10-K contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Annual Report on Form 10‑K, and the other documents incorporated herein by reference, the use of words and phrases including “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “aims,” “strives,” “seeks,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “strategy,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Annual Report on Form 10‑K include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any future acquisition and divestiture transactions; the Company’s ability to successfully integrate any acquired assets into its business; drilling plans and programs, including the amount and availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated or desired benefits from acquisitions; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access capital markets, credit facilities and other sources of liquidity; the Company’s ability to timely achieve its stated sustainability goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations, including the impact of changes in trade policies and tariffs; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange rate fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

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

PART I

Items 1 and 2. Business and Properties

GENERAL

Ovintiv is a leading North American oil and natural gas exploration and production company that is focused on developing its multi-basin portfolio of high-quality assets located in the United States and Canada. Ovintiv’s operations also include the marketing of oil, NGLs and natural gas. As at December 31, 2025, all of the Company’s reserves and production were located in North America.

Ovintiv’s principal office is located at 370 – 17th Street, Suite 1700, Denver, Colorado 80202, U.S.A. Ovintiv’s shares of common stock are listed and posted for trading on the NYSE and the TSX under the symbol “OVV”.

Available Information

Ovintiv is subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, it also files reports with and furnishes other information to the SEC. The public may obtain any document Ovintiv files with or furnishes to the SEC from the SEC’s Electronic Document Gathering, Analysis, and Retrieval system (“EDGAR”), which can be accessed at www.sec.gov, or via the System for Electronic Document Analysis and Retrieval (“SEDAR”), which can be accessed at www.sedar.com, as well as from commercial document retrieval services.

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

STRATEGY AND APPROACH

Ovintiv aims to be a leading producer of oil and natural gas in North America. The Company strives to be at the forefront of driving innovation to both profitably and sustainably provide safe, reliable and affordable energy that makes modern life possible. Ovintiv is committed to delivering quality returns on the capital it invests in its multi-basin portfolio with scale, anchored by its contiguous positions in the two largest remaining undeveloped oil basins in North America, the Permian in Texas and the Montney in Western Canada. Ovintiv is focused on generating significant cash flows and providing durable cash returns to its shareholders through the commodity price cycle.

The Company seeks to maximize returns by harnessing innovation to drive efficiency gains across its business, leveraging optionality from its high-quality multi-basin and multi-product portfolio, building flexibility into commercial agreements and actively managing commodity price risk.

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its shareholder return framework to provide competitive returns to shareholders while strengthening its balance sheet.

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

•
Disciplined Capital Allocation - Ovintiv’s capital investment strategy focuses on high-quality assets to generate cash flows and quality returns. Ovintiv’s investment strategy is flexible, allowing for capital programs to be quickly optimized in response to changes in the macro commodity-price environment, which helps to preserve excess cash flows to return to shareholders and to maintain balance sheet strength.

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

•
Sustainability Progress - Ovintiv embraces stakeholder and societal expectations as it continues to evolve in response to the changing landscape with respect to sustainability matters. Ovintiv believes that strong business practices increase efficiency, economic performance, value creation and sustainability. Since 2005, the Company has published an annual Sustainability Report, which communicates Ovintiv’s performance and tracks progress on key issues important to stakeholders. Additional information can be found on the Company’s sustainability website at sustainability.ovintiv.com.

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

REPORTING SEGMENTS

Ovintiv’s operations are focused on the exploration and development of oil, NGLs and natural gas reserves as well as creating and capturing additional value through market optimization activities. Ovintiv’s operating and reportable segments are:

•
USA Operations includes the exploration for, development of, and production and marketing of oil, NGLs, natural gas and other related activities within the United States, which includes Permian in west Texas and Anadarko in west-central Oklahoma.

•
Canadian Operations includes the exploration for, development of, and production and marketing of oil, NGLs, natural gas and other related activities within Canada, which includes Montney in northwest Alberta and northeast British Columbia.

For additional information regarding the reporting segments, see Note 2 to Ovintiv’s audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

OIL AND NATURAL GAS PROPERTIES AND ACTIVITIES

The following map reflects the location of Ovintiv’s North American landholdings and assets, as of December 31, 2025.

USA Operations

Overview: In 2025, the USA Operations had total capital investment of approximately $1,537 million, drilled 151 net wells primarily in Permian and total production averaged approximately 142.3 Mbbls/d of oil, approximately 87.3 Mbbls/d of NGLs and approximately 515 MMcf/d of natural gas. As of December 31, 2025, the USA Operations had an established land position of approximately 720,000 net acres, including approximately 132,000 net undeveloped acres. The USA Operations accounted for 64 percent of upstream production revenues, excluding the impacts of hedging, and 64 percent of total proved reserves as of December 31, 2025.

On February 17, 2026, the Company announced it had entered into a definitive agreement to sell its Anadarko assets, which include approximately 360,000 net acres, for proceeds of $3.0 billion before closing adjustments. The sale is expected to close in the second quarter of 2026.

During 2025, the Company divested substantially all of its Uinta assets, which included approximately 126,000 net acres, for proceeds of approximately $1.9 billion, after closing and other adjustments.

The following tables summarize the USA Operations landholdings, producing wells and daily production as of and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres as of December 31, 2025)	Gross	Net	Gross	Net	Gross	Net
Permian	184	168	39	25	223	193	87%
Anadarko	549	351	20	9	569	360	63%
Other (2)	166	69	224	98	390	167	43%
Total USA Operations	899	588	283	132	1,182	720	61%

(1)
Excludes interests in royalty acreage.
(2)
Other comprises assets that are not part of the Company’s current focus.

Producing Wells	Oil		Natural Gas		Total
(number of wells as of December 31, 2025) (1)	Gross	Net	Gross	Net	Gross	Net
Permian	2,320	2,140	1	1	2,321	2,141
Anadarko	2,723	860	98	60	2,821	920
Other (2)	64	2	11	1	75	3
Total USA Operations	5,107	3,002	110	62	5,217	3,064

(1)
Figures exclude wells mechanically capable of producing, but not producing.
(2)
Other comprises assets that are not part of the Company’s current focus.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Permian	118.6	119.6	5.9	5.2	46.6	42.1	52.5	47.3	265	236
Anadarko	22.2	21.9	5.4	5.6	29.3	31.9	34.7	37.5	246	265
Other (1) (2)	1.5	26.4	-	0.4	0.1	1.8	0.1	2.2	4	36
Total USA Operations	142.3	167.9	11.3	11.2	76.0	75.8	87.3	87.0	515	537

(1)
Other comprises assets that are not part of the Company’s current focus.
(2)
Other includes volumes associated with Uinta, which was divested during the first quarter of 2025.

Permian

Permian is an oil play, located in one of the largest known oil deposits in the U.S., located in west Texas primarily in Midland, Martin, Andrews, Howard, Glasscock, Ector and Upton counties. The properties within the play are characterized by exposure of up to 10 potential producing horizons spanning approximately 3,000 feet of stratigraphy or stacked pay, an extensive production history and developed infrastructure. As of December 31, 2025, the Company’s acreage comprises approximately 193,000 net acres in the play. The current focus of development is on the Spraberry and Wolfcamp formations in the Midland basin, where Ovintiv holds a large position. During 2025, the Company drilled 117 horizontal net wells. In 2025, production averaged approximately 118.6 Mbbls/d of oil, approximately 52.5 Mbbls/d of NGLs and approximately 265 MMcf/d of natural gas.

The Company has primarily developed the play using its cube development model and multi-frac techniques. Cube development utilizes multi-well pads and frac spreads running in parallel to simultaneously access multiple layers of stacked pay to maximize product recovery. Multi-frac technology is the process of fracing multiple wells at the same time instead of a single well, such as simulfrac and trimulfrac techniques which is the process of fracing two or three wells, respectively, at the same time. These advanced development approaches enable the Company to optimize cycle times and increase capital efficiency, while minimizing the surface footprint. During 2025, the Company increased well productivity uplift and focused on a reoccupation strategy, which involves drilling an adjacent cube within approximately 18 to 24 months, which optimizes spacing and timing between development windows. The Company also continued to focus on faster drilling and completions using artificial intelligence (“AI”) technology.

Oil and natural gas facilities include field gathering systems, storage batteries, saltwater disposal systems, separation equipment and pumping units. The majority of Ovintiv’s acreage and associated oil production is dedicated under multiple pipeline gathering agreements, with varying remaining terms of up to 13 years with optional renewal terms. In the event of pipeline capacity constraints, Ovintiv’s oil production is trucked by various third parties. Natural gas is delivered by the Company to the purchaser’s meter and pipeline interconnection point in the field.

Anadarko

Anadarko is a liquids-rich play located in west-central Oklahoma in Blaine, Canadian, Custer, Dewey, Garvin, Grady, Kingfisher, Major, McClain and Stephens counties. The majority of the Anadarko properties are located in the black oil window of the STACK which comprises the Woodford, Meramec and Osage formations spanning up to 800 feet of stratigraphy, while the remaining properties located in the SCOOP comprises the Woodford, Sycamore, Caney and Springer formations spanning up to 1,150 feet of stratigraphy. The play is characterized by silt, shale and carbonate formations which provide multiple potential oil and natural gas targets making the play ideal for cube development and long laterals. As of December 31, 2025, the Company’s acreage comprises approximately 360,000 net acres in the play, with development currently targeting liquids-rich prospects. During 2025, the Company drilled 33 horizontal net wells. In 2025, production averaged approximately 22.2 Mbbls/d of oil, approximately 34.7 Mbbls/d of NGLs and approximately 246 MMcf/d of natural gas.

The Company is developing the play using its cube development model. During 2025, Ovintiv focused on maintaining shallow base decline and increasing capital efficiency and well economics by drilling longer laterals and increasing completions speed, which reduced drilling and completions cost per foot by 11 percent in the STACK compared to the prior year.

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

Canadian Operations

Overview: In 2025, the Canadian Operations had total capital investment of approximately $606 million, drilled 80 horizontal net wells in Montney and production averaged approximately 74.6 Mbbls/d of oil and NGLs and approximately 1,347 MMcf/d of natural gas. As of December 31, 2025, the Canadian Operations had an established land position of approximately 1.1 million net acres including approximately 610,000 net undeveloped acres. The Canadian Operations accounted for 36 percent of upstream production revenues, excluding the impacts of hedging, and 36 percent of total proved reserves as of December 31, 2025.

On February 3, 2026, the Company closed the agreement with NuVista Energy Ltd. in a cash and stock transaction valued at approximately $2.8 billion. The acquisition is expected to add approximately 930 net 10,000‑foot equivalent well locations, and approximately 140,000 net acres in the core of the oil-rich Alberta Montney.

During 2025, the Company completed an acquisition of certain Montney assets (“Montney Acquisition”) which included approximately 109,000 net acres in the core of the liquids-rich Alberta Montney, in an all-cash transaction of approximately $2.274 billion after closing adjustments.

The following tables summarize the Canadian Operations landholdings, producing wells and daily production as of and for the periods indicated.

Landholdings (1)	Developed Acreage		Undeveloped Acreage		Total Acreage		Average Working Interest
(thousands of acres as of December 31, 2025)	Gross	Net	Gross	Net	Gross	Net
Montney	641	441	654	411	1,295	852	66%
Other (2)	78	57	303	199	381	256	67%
Total Canadian Operations	719	498	957	610	1,676	1,108	66%

(1)
Excludes interests in royalty acreage.
(2)
Other comprises assets that are not part of the Company’s current focus.

Producing Wells (1)	Oil		Natural Gas		Total
(number of wells as of December 31, 2025)	Gross	Net	Gross	Net	Gross	Net
Montney	6	5	2,266	1,819	2,272	1,824
Other (2)	2	1	19	5	21	6
Total Canadian Operations	8	6	2,285	1,824	2,293	1,830

(1)
Figures exclude wells mechanically capable of producing, but not producing.
(2)
Other comprises assets that are not part of the Company’s current focus.

			NGLs
Production	Oil (Mbbls/d)		Plant Condensate (Mbbls/d)		Other (Mbbls/d)		Total (Mbbls/d)		Natural Gas (MMcf/d)
(average daily)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Montney	0.4	0.4	55.3	31.6	18.8	15.0	74.1	46.6	1,346	1,152
Other (1)	-	-	0.1	0.1	-	-	0.1	0.1	1	9
Total Canadian Operations	0.4	0.4	55.4	31.7	18.8	15.0	74.2	46.7	1,347	1,161

(1)
Other comprises assets that are not part of the Company’s current focus.

Montney

Montney is a liquids and natural gas play located in northwest Alberta and northeast British Columbia. The play includes properties that are located in the Montney formation, one of the largest unconventional oil and gas deposits in North America, where Ovintiv is primarily targeting the development of liquids-rich locations, but also includes landholdings with incremental producing formations such as Cadomin and Doig. The Montney formation is characterized by up to six stacked horizons spanning over 1,000 feet of stratigraphy and is being developed through horizontal drilling and completion operations. During 2025, the Company drilled 80 horizontal net wells, and total production from the play averaged approximately 74.5 Mbbls/d of oil and NGLs and approximately 1,346 MMcf/d of natural gas. As of December 31, 2025, the Company’s acreage comprises approximately 852,000 net acres and 411,000 net undeveloped acres in the play.

Ovintiv utilizes leading development execution and customized cube development to maximize value and resource extraction within the Company’s acreage position. During 2025, Ovintiv continued to focus on achieving cost synergies and profitability including savings from high-efficiency casing design, maximizing lateral lengths, self-sourced sand, and re-designed and simplified facilities. Further cost savings were enabled through proprietary AI development utilized in drilling, fracing and in the centralized operations control center. Leveraging proprietary AI has resulted in receiving real-time field data which enabled faster and more precise drilling, improved efficient use of mechanical energy, and reduced downtime via predictive modeling, resulting in lower costs and faster drilling cycle times. AI development also enabled real-time frac optimization by streamlining down-hole hydraulics, efficiency of sand ramps, avoiding wasted frac energy, and limiting frac hit magnitude and frequency on existing wells, resulting in lower costs and faster completion cycle times.

Ovintiv has access to natural gas processing capacity of approximately 1,925 MMcf/d, of which approximately 1,714 MMcf/d is under contract with third parties under varying terms and duration and approximately 211 MMcf/d of processing capacity which is owned by the Company. In addition, Ovintiv has access to liquids handling capacity of approximately 165 Mbbls/d of which approximately 134 Mbbls/d is contracted with third parties under varying terms and duration, and approximately 31 Mbbls/d is owned by the Company.

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

Ovintiv’s Reserves and Depletion Group, which consists of seven staff, report into the Vice-President, Exploration, Subsurface, Chief G&G who reports to the Executive Vice-President & Chief Operating Officer. The Reserves and Depletion Group is responsible for the internal preparation, review and approval of the reserves estimates, and maintains Ovintiv’s internal policies that prescribe procedures and standards to be followed for preparing, estimating and recording reserves. This includes the Company’s reserves manual and conducting internal audits of the procedures, records and controls relating to the preparation of reserves estimates. Ovintiv’s QREs receive ongoing education on the fundamentals of SEC definitions and reserves reporting through the review of the Company’s reserves manual and internal training programs. The Reserves and Depletion Group also oversees the engagement of independent qualified reserves evaluators (“IQREs”) or independent qualified reserves auditors (“IQRAs”), if any, retained by the Company.

As a member of the Reserves and Depletion Group, the Company’s Senior Manager, Analytics and Reserves is primarily responsible for overseeing the preparation of proved reserves estimates. The Senior Manager, Analytics and Reserves has a Bachelor of Petroleum Engineering from Texas A&M University and is a member of the Society of Petroleum Engineers. The Senior Manager, Analytics and Reserves has over 23 years of experience in upstream oil and gas and has held numerous positions in reservoir, development and production engineering.

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

For year ended December 31, 2025, the Company involved IQRAs to audit the Company’s internal oil and natural gas reserve estimates for certain properties. In 2025, Netherland, Sewell & Associates, Inc. audited 26 percent of the Company’s estimated U.S. proved reserve volumes and McDaniel & Associates Consultants Ltd. audited 47 percent of the Company’s estimated Canadian proved reserve volumes. An audit of reserves is an examination of a company’s oil and natural gas reserves by an independent petroleum consultant that is conducted for the purpose of expressing an opinion as to whether such estimates, in aggregate, are reasonable and have been estimated and presented in conformity with generally accepted petroleum engineering and evaluation methods and procedures.

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

The reserves and other oil and natural gas information set forth below has an effective date of December 31, 2025, and was prepared as of January 15, 2026. The audit reports prepared by the IQRAs are attached in Exhibits 99.1 and 99.2 of this Annual Report on Form 10-K.

The following table is a summary of the Company’s proved reserves. Estimates of future net cash flows and discounted future net cash flows derived from proved reserves information can be found in Note 29 to Ovintiv’s audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Proved Reserves

The table below summarizes the Company’s total proved reserves by oil, NGLs and natural gas and by geographic area for the year ended December 31, 2025, and other summary operating data.

	2025
	U.S.	Canada	Total
Proved Reserves: (1)
Oil (MMbbls):
Developed	240.6	0.2	240.8
Undeveloped	201.9	-	201.9
Total	442.5	0.2	442.7

Natural Gas Liquids (MMbbls):
Developed	364.9	105.6	470.5
Undeveloped	170.9	85.5	256.4
Total	535.8	191.1	726.8

Natural Gas (Bcf):
Developed	2,123	2,572	4,695
Undeveloped	919	1,319	2,238
Total	3,041	3,892	6,933

Total Proved Reserves (MMBOE):
Developed	959.2	534.5	1,493.7
Undeveloped	525.9	305.4	831.3
Total	1,485.2	839.9	2,325.1

Percent Proved Developed	65%	64%	64%
Percent Proved Undeveloped	35%	36%	36%

Production (MBOE/d)	315.3	299.2	614.5
Capital Investments (US$ millions)	1,537	606	2,143
Total Net Productive Wells (2)	3,104	1,646	4,750

(1)
Numbers may not add due to rounding.
(2)
Total net productive wells includes producing wells and wells mechanically capable of production.

Changes to the Company’s proved reserves during 2025 are summarized in the table below:

	2025 (1)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Total (MMBOE)
Beginning of year	580.0	634.2	5,057	2,057.1
Revisions and improved recovery (2)	(29.8)	20.9	1,243	198.2
Extensions and discoveries	19.6	19.7	598	138.9
Purchase of reserves in place	33.3	125.8	916	311.8
Sale of reserves in place	(108.2)	(14.9)	(201)	(156.6)
Production	(52.1)	(58.9)	(680)	(224.3)
End of year	442.7	726.8	6,933	2,325.1
Developed	240.8	470.5	4,695	1,493.7
Undeveloped	201.9	256.4	2,238	831.3
Total	442.7	726.8	6,933	2,325.1

(1)
Numbers may not add due to rounding.
(2)
Changes in reserve estimates resulting from application of improved recovery techniques are included in revisions of previous estimates.

In 2025, the Company’s proved reserves increased by 268.0 MMBOE from 2024. Revisions and improved recovery of previous estimates were positive primarily due to higher 12-month average trailing prices of 193.8 MMBOE, and revisions other than price of 93.2 MMBOE, partially offset by changes in the approved development plan of 88.8 MMBOE. Extensions and discoveries of 138.9 MMBOE were the result of successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans primarily in Montney and Permian. Extensions and discoveries include 46.5 MMBOE as a result of drilling wells in 2025 that were not previously classified as proved undeveloped reserves. Approximately 28 percent of the 2025 extensions and discoveries were oil, condensate and NGLs.

Production for 2025 was 224.3 MMBOE. Purchases of 311.8 MMBOE were primarily from the Montney Acquisition and properties with oil and liquids-rich potential in Permian. Sales of 156.6 MMBOE were primarily related to the Uinta divestiture.

Proved reserves are estimated based on the average first-day-of-month prices during the 12-month period for the respective year. The average prices used to compute proved reserves as of December 31, 2025, were WTI: $65.34 per bbl, Edmonton Condensate: C$90.09 per bbl, Henry Hub: $3.39 per MMBtu, and AECO: C$1.76 per MMBtu. Prices for oil, NGLs and natural gas are inherently volatile.

Proved Undeveloped Reserves

Changes to the Company’s proved undeveloped reserves during 2025 are summarized in the table below:

(MMBOE)	2025
Beginning of year	850.0
Revisions of prior estimates	(28.3)
Extensions and discoveries	92.4
Conversions to developed	(175.6)
Purchase of reserves in place	190.8
Sale of reserves in place	(98.0)
End of Year (1)	831.3
(1)
Numbers may not add due to rounding.

As of December 31, 2025, there are no proved undeveloped reserves that are expected to remain undeveloped for five years or more.

Revisions of prior estimates of proved undeveloped reserves were negative 28.3 MMBOE primarily due to development plan changes of 88.8 MMBOE driven by portfolio optimization, partially offset by higher 12-month average trailing price of 49.6 MMBOE and revisions other than price of 10.9 MMBOE. Extensions and discoveries of 92.4 MMBOE of proved undeveloped reserves were the result of successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans primarily in Montney and Permian.

Conversions of proved undeveloped reserves to proved developed status were 175.6 MMBOE, equating to 21 percent of the total prior year-end proved undeveloped reserves. U.S. Operations converted 75 percent of proved undeveloped reserves and Canadian Operations converted 25 percent of proved undeveloped reserves. The Company spent approximately $1,531 million to develop proved undeveloped reserves in 2025, of which approximately 85 percent related to the U.S. properties and 15 percent related to the Canadian properties.

Purchases of proved undeveloped reserves of 190.8 MMBOE relate primarily to the Montney Acquisition and liquids-rich properties in Permian. The sales of proved undeveloped reserves of 98.0 MMBOE relate primarily to the Uinta divestiture.

Sales Volumes, Prices and Production Costs

The following table summarizes the Company’s production by final product sold, average sales price, and production cost per BOE for each of the last three years by geographic area:

	Production			Average Sales Price (1)			Average Production Cost (2)
	Oil (MMbbls)	NGLs (MMbbls)	Natural Gas (Bcf)	Oil ($/bbl)	NGLs ($/bbl)	Natural Gas ($/Mcf)	($/BOE)
2025
USA (3)	51.9	31.9	188.1	65.66	21.75	2.38	9.95
Canada (4)	0.2	27.1	491.8	63.17	52.53	2.36	12.79
Total	52.1	58.9	679.9	65.65	35.88	2.36	11.33

2024
USA (3)	61.5	31.8	196.5	73.90	23.15	1.62	10.38
Canada (4)	0.1	17.1	425.0	70.38	57.69	1.73	13.17
Total	61.6	48.9	621.5	73.90	35.21	1.70	11.53

2023
USA (3)	58.0	31.2	188.7	76.46	21.66	2.43	10.69
Canada (4)	-	17.4	410.6	81.59	58.89	2.89	13.43
Total	58.0	48.6	599.3	76.46	34.98	2.74	11.83

(1)
Excludes the impact of commodity derivatives.
(2)
Excludes ad valorem, severance and property taxes.
(3)
During 2025, annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to Martin/Andrews in the Permian of 16.0 MMbbls of oil, 6.2 MMbbls of NGLs and 27.9 Bcf of natural gas. During 2024, annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to Midland in the Permian of 9.0 MMbbls of oil, 5.8 MMbbls of NGLs and 32 Bcf of natural gas. During 2023, there was no production from fields that comprise greater than 15 percent of the Company’s total reserves.
(4)
During 2025, annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to B.C. Montney of 7.9 MMbbls of NGLs and 321.3 Bcf of natural gas. During 2024, there was no production from fields that comprise greater than 15 percent of the Company’s total reserves. During 2023, annual production from fields that comprise greater than 15 percent of the Company’s total proved reserves related to B.C. Montney of 7.7 MMbbls of NGLs and 306 Bcf of natural gas.

Drilling and other exploratory and development activities (1, 2)

The following tables summarize the Company’s gross participation and net interest in wells drilled for the periods indicated by geographic area.

	Exploratory				Development				Total
	Productive		Dry		Productive		Dry		Productive		Dry
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
2025
USA	-	-	-	-	163	151	-	-	163	151	-	-
Canada	-	-	-	-	94	80	-	-	94	80	-	-
Total	-	-	-	-	257	231	-	-	257	231	-	-

2024
USA	1	1	-	-	226	202	-	-	227	203	-	-
Canada	-	-	-	-	92	64	-	-	92	64	-	-
Total	1	1	-	-	318	266	-	-	319	267	-	-

2023
USA	-	-	-	-	215	168	-	-	215	168	-	-
Canada	-	-	-	-	125	96	-	-	125	96	-	-
Total	-	-	-	-	340	264	-	-	340	264	-	-

(1)
“Gross” wells are the total number of wells in which the Company has a working interest.
(2)
“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.

Drilling and other exploratory and development activities (1, 2)

The following table summarizes the number of wells in the process of drilling or in active completion stages and the number of wells suspended or waiting on completion by geographic area as of December 31, 2025.

	Wells in the Process of Drilling or in Active Completion				Wells Suspended or Waiting on Completion (3)
	Exploratory		Development		Exploratory		Development
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
USA	-	-	24	23	-	-	19	17
Canada	-	-	12	8	-	-	10	9
Total	-	-	36	31	-	-	29	26

(1)
“Gross” wells are the total number of wells in which the Company has a working interest.
(2)
“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)
Wells suspended or waiting on completion include exploratory and development wells where drilling has occurred.

Oil and natural gas properties, wells, operations, and acreage

The following table summarizes the number of producing wells and wells mechanically capable of production by geographic area as of December 31, 2025.

Productive Wells (1, 2)	Oil (3)		Natural Gas (4)		Total
	Gross	Net	Gross	Net	Gross	Net
USA	5,348	3,036	120	68	5,468	3,104
Canada	14	10	2,341	1,862	2,355	1,872
Total	5,362	3,046	2,461	1,930	7,823	4,976

(1)
“Gross” wells are the total number of wells in which the Company has a working interest.
(2)
“Net” wells are the number of wells obtained by aggregating the Company’s working interest in each of its gross wells.
(3)
Includes 11 gross oil wells (11 net oil wells) containing multiple completions.
(4)
Includes 373 gross natural gas wells (313 net natural gas wells) containing multiple completions.

The following table summarizes the Company’s developed, undeveloped and total landholdings by geographic area as of December 31, 2025.

Landholdings (1 - 8)		Developed		Undeveloped		Total
(thousands of acres)		Gross	Net	Gross	Net	Gross	Net
United States
	— Freehold	782	535	34	27	816	562
	— Federal	20	6	7	5	27	11
	— Fee	58	11	229	89	287	100
	— Tribal/Allotted	14	13	9	8	23	21
	— State	25	23	4	3	29	26
Total United States		899	588	283	132	1,182	720
Canada
	— Crown	706	491	932	596	1,638	1,087
	— Freehold	12	6	22	11	34	17
	— Fee	1	1	3	3	4	4
Total Canada		719	498	957	610	1,676	1,108
Total		1,618	1,086	1,240	742	2,858	1,828

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

Of the total 1.8 million net acres, approximately 1.7 million net acres is held by production. The table above includes acreage subject to leases that will expire over the next three years: 2026 - approximately 21,000 net acres; 2027 ‑ approximately 9,000 net acres; and 2028 - approximately 11,000 net acres, if the Company does not establish production or take any other action to extend the terms. For acreage that the Company intends to further develop, Ovintiv will perform operational and administrative actions to continue the lease terms that are set to expire. As a result, it is not expected that a significant portion of the Company’s net acreage will expire before such actions occur.

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

Ovintiv’s oil production is sold under short-term and long-term contracts that range up to five years or under dedication agreements, for which prices received by Ovintiv are based primarily upon the prevailing index prices in the relevant region where the product is sold. The Company also has firm transport contracts to deliver oil to other downstream markets. Ovintiv’s NGLs production is sold under evergreen contracts and short-term contracts that range up to seven years, or under dedication arrangements at the relevant market price at the time the product is sold. Ovintiv’s natural gas production is sold under short-term and long-term delivery contracts with terms ranging up to 10 years in duration, at the relevant monthly or daily market price at the time the product is sold. The Company also has firm transport contracts to deliver natural gas production to other downstream markets, including Japan Korea Marker (“JKM”), Dawn and Chicago city-gates (“Chicago”).

Ovintiv also seeks to mitigate the market risk associated with future cash flows by entering into various financial derivative instruments used to manage price risk relating to produced oil, NGLs and natural gas. Details of contracts related to Ovintiv’s various financial risk management positions are found in Note 25 to Ovintiv’s audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The Company enters into various contractual agreements to sell oil, NGLs and natural gas, some of which require the delivery of fixed and determinable quantities. As of December 31, 2025, the Company was committed to deliver approximately 11.6 MMbbls of oil and NGLs from 2026 to 2027 and approximately 34.7 Bcf of natural gas from 2026 to 2027 in the USA Operations and approximately 25.9 MMbbls of oil and NGLs from 2026 to 2030 and approximately 572.5 Bcf of natural gas from 2026 to 2035 in the Canadian Operations. The Company also holds physical forward sales contracts to deliver 71.2 Bcf of natural gas from 2026 to 2028 tied to the JKM index price, which is recognized as a financial instrument and disclosed in Note 24 to Ovintiv’s audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Certain transportation and processing commitments result in the following financial commitments:

($ millions)	1 Year	2-3 Years	4-5 Years	> 5 years	Total
Transportation & Processing
USA Operations
Oil & NGLs	60	76	2	-	138
Natural Gas	90	173	108	225	596
Total USA Operations	150	249	110	225	734

Canadian Operations
Oil & NGLs	115	168	89	58	430
Natural Gas	508	932	884	2,768	5,092
Total Canadian Operations	623	1,100	973	2,826	5,522
Total USA and Canadian Operations	773	1,349	1,083	3,051	6,256

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

MAJOR CUSTOMERS

In connection with the marketing and sale of the Company’s oil, NGLs and natural gas production and purchased product for the year ended December 31, 2025, the Company had one customer which individually accounted for more than 10 percent of the Company’s consolidated revenues (2024 - two customers; 2023 - one customer). Ovintiv does not believe that the loss of any single customer would have a material adverse effect on the Company’s financial condition or results of operations. Further information on Ovintiv’s major customers is found in Note 2 to Ovintiv’s audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

As of December 31, 2025, the Company employed 1,465 employees. The following table outlines our employees by geographic area.

Employees
U.S.	765
Canada	700
Total	1,465

The Company also engages a number of contractors and service providers.

Employee Development and Retention

Ovintiv’s success is the direct result of a talented workforce and the Company’s approach to idea sharing and collaborative work to achieve company goals. Ovintiv’s culture is defined by continuous innovation, promoting internal collaboration as a way for employees to implement successful strategies and best practices across the Company’s business. Opportunities are provided for Ovintiv’s employees to further develop leadership, technical and business skills through on-the-job work experiences and job rotations, development opportunities, networking and mentoring, as well as formal learning programs and instructor led workshops. The Company also offers new graduate and intern opportunities in both technical and professional disciplines to support the recruitment of top talent, hiring an average of 13 new graduates and 44 interns per year over the past three years. In addition, the Company has a robust approach to succession planning for key personnel which assesses the competencies, experience, leadership capabilities, and development opportunities of identified succession candidates.

Ovintiv’s compensation and benefits program is designed to attract and retain the talent necessary to achieve the Company’s business strategy by rewarding individual performance as well as company performance. The Company’s compensation model is tied to financial, operational and environmental metrics that align to Ovintiv’s strategic plan. In addition, the compensation philosophy is anchored by two key objectives: a) delivering competitive base salaries and benefits and b) rewarding short and long-term performance through the grant of an annual cash bonus and long-term incentive awards (“LTI awards”). LTI awards are primarily performance-based and are designed to incentivize delivery of the Company’s strategy and long-term value creation with the payout of these awards correlating to Ovintiv’s stock price performance. Settlement of certain awards can be either in shares of common stock or cash at the discretion of the Human Resources and Compensation Committee. See Note 22 Compensation Plans and Note 23 Pensions and Other Post-Employment Benefits to Ovintiv’s audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2025, the average tenure of our employees is 10 years, and voluntary turnover is approximately four percent.

Inclusive Workforce

The Company fosters a culture of equity and inclusion, believing that diverse perspectives and experience enhance Ovintiv’s overall effectiveness and performance. The Company’s approach to building an inclusive workforce is nested within the Company’s social commitment. The Company takes an integrated approach to this work by inviting perspectives from various internal functions in order to amplify the impact. Ovintiv has an employee networking group called Leveraging Inclusion, Networking and Knowledge, which helps provide opportunities for all employees to engage, collaborate, learn and grow, in addition to fostering an environment where diverse perspectives are celebrated.

Employee Safety & Wellness

Safety is a foundational value at Ovintiv. Providing a safe workplace for employees, contractors, suppliers, and the community is a tenet of managing the Company’s operations. Strong safety performance reflects a well-run business and builds confidence in the communities where Ovintiv operates. Ovintiv promotes workplace safety with regular comprehensive training and orientation programs for employees and contractors. Employees and contractors are expected to comply with Ovintiv’s process safety protocols, workplace health and standards regulatory compliance requirements, and are required to report incidents and near-miss events.

Our operations are subject to a number of federal and state laws and regulations, including the U.S. federal Occupational Safety and Health Act (“OSHA”), and comparable state and provincial laws, rules and regulations and have established a variety of standards related to workplace exposure to hazardous substances, whose purpose is to protect the health and safety of workers. In addition, in the U.S. the OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendments and Reauthorization Act and comparable state and provincial statutes require that information be maintained concerning hazardous materials used or produced in operations and that this information be provided to employees, state, provincial and local government authorities and citizens.

As a result, certain safety metrics are included in the Company’s scorecard and are tied into the Company’s compensation program. Environmental, Health and Safety (“EH&S”) metrics reflected in the scorecard include Injury

Severity, Total Recordable Injury Frequency, Spill Intensity, and GHG Intensity, all of which are described in the Proxy Statement relating to the Company’s 2025 annual meeting of shareholders.

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

The royalty calculation in Canada is a significant factor in the profitability of Canadian oil and natural gas production. Oil and natural gas crown royalties are determined by provincial and territorial government regulation and are generally calculated as a percentage of the value of the gross production, net of allowed deductions. The royalty rate is dependent in part on prescribed reference prices, well productivity, geographical locations, recovery methods, as well as type and quality of the hydrocarbon produced. For pre-payout oil and natural gas projects, the regulations prescribe lower royalty rates for oil and natural gas projects until allowable incentive programs have been depleted and capital costs have been recovered. The calculation for wells post payout is based on a percentage of production net of allowed deductions and varies with commodity price. The Province of British Columbia introduced a new oil and gas royalty framework which will take effect January 1, 2027. The proposed new framework is based on revenue-minus-cost royalty system with price-sensitive royalty rates designed to reflect the value of the resource and achieve a return of 50 percent of profits after production cost are accounted for. New wells will pay a flat royalty rate of five percent until the capital spent on drilling and completions is recovered, then they will move to a price-sensitive royalty rate (between five percent and 40 percent). The specific range of price sensitivity varies by commodity type. New wells drilled after September 1, 2024, are subject to a transition system where new oil wells spud will be subject to a five percent royalty rate for the first six production months after which these wells will revert and pay royalties under the current royalty system. New natural gas wells are subject to a five percent royalty rate for the first 12 production months after which period the wells are evaluated and categorized based on a ratio of petroleum to raw wellhead natural gas produced during the period. The condensate ratio will determine how soon the royalty rate reverts to the current royalty system, as such the five percent rate period could last up to 17 months.

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

In 2023, the province of British Columbia reached an agreement with the Blueberry River First Nation (“BRFN”) impacting the regulatory processes for natural resource development in northeast British Columbia which was a result of extensive negotiations following a historic Supreme Court of British Columbia decision in mid-2021 which declared, among other things, that the province of British Columbia has unjustifiably infringed on the rights of the

BRFN by permitting the cumulative impacts of industrial development (activities which include forestry, mining, oil and natural gas, agriculture, land clearing, hydroelectric infrastructure, roads and other industrial developments) to diminish the BRFN’s ability to meaningfully exercise its treaty rights within an area comprising approximately 9,400,000 acres in northeast British Columbia. The agreement transformed how the province and First Nations steward land, water and resources together, and address cumulative effects in BRFN’s Claim Area through restoration measures to heal the land, establish new areas protected from industrial development, and constrain development activities while a new long-term cumulative effects management regime is implemented. More importantly, the new development constraints are land disturbance focused and are not intended to cap or constrain production. The new requirements do not apply to existing production, to private lands, or to lands outside of the claim area identified in the court case. However, authorizations on private lands will be subject to an enhanced Indigenous consultation process.

Ovintiv’s landholdings in Montney that are located in northeast British Columbia are within the BRFN’s Claim Area subject to the agreement, however, the majority of the Company’s current land holdings and operations are on private land. It is not anticipated the new regulatory processes will materially impact the Company’s development plans in Montney. Should the agreements impose new, onerous approval requirements, the Company may be unable to conduct exploration and development activities on a portion of its landholdings in Montney that are located within northeast British Columbia.

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
•
the emission of certain gases into the atmosphere, including any laws or regulations in connection with a response to climate change and GHG emissions;
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

Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil, and criminal penalties; the imposition of investigatory, remedial, and corrective action obligations or the incurrence of capital expenditures; the occurrence of delays in the permitting, development or expansion of projects; and the issuance of injunctions restricting or prohibiting some or all of the Company’s activities in a particular area. Further, certain environmental and occupational health and safety laws and regulations contain citizen suit provisions which allow private parties, including environmental organizations, to directly sue alleged violators or government agencies to enforce applicable requirements. To address climate change, the United States, Canada, and other signatories to the Paris Agreement and the Glasgow Climate Pact had agreed to voluntary and non-binding commitments to limit GHG emissions and fossil fuel subsidies. The Trump Administration has undertaken efforts to decrease the United States’ participation in such initiatives, including the withdrawal of the United States from the

Paris Agreement and all other agreements made under the United Nations Framework Convention on Climate Change, and has sought other legislative and regulatory changes related to climate change. In June 2021, Canada passed the Net-Zero Emissions Accountability Act, which formally establishes the country’s 2050 net-zero emissions target. In the United States, no comprehensive climate change legislation has been implemented at the federal level. The U.S. Environmental Protection Agency (the “EPA”) previously determined that GHG emissions present a danger to public health and the environment (the “Endangerment Finding”) and promulgated regulations to address methane and volatile organic compound emissions from oil and natural gas sources. The EPA has taken recent steps to repeal the Endangerment Finding and in January 2025 President Trump formally withdrew the U.S. from the Paris agreement. In March 2025, the EPA announced that it planned to engage in systematic deregulation in a number of areas and set forth an agenda with 31 separate actions that it planned to take. For example, the EPA’s agenda included reconsideration of regulation on power plants, the oil and gas industry, and Greenhouse Gas Reporting, in addition to many others. Although environmental requirements have a substantial impact upon the energy industry as a whole, Ovintiv does not believe that these requirements affect the Company differently, to any material degree, as compared to other companies in the oil and natural gas industry. For further information regarding regulations relating to environmental protection, see Item 1A. Risk Factors in this Annual Report on Form 10-K.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The Company’s Executive Officers are set out in the table below:

Name	Age (1)	Years Served as Executive Officer	Corporate Office

Brendan M. McCracken	50	7	President & Chief Executive Officer
Corey D. Code	52	7	Executive Vice-President & Chief Financial Officer
Meghan N. Eilers	44	4	Executive Vice-President, Midstream & Marketing & General Counsel
Gregory D. Givens	52	7	Executive Vice-President & Chief Operating Officer
Rachel M. Moore	54	6	Executive Vice-President, Corporate Services

(1)
As of February 13, 2026.

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

ITEM 1A. Risk Factors

Our business and operations, and our industry in general, are subject to a variety of risks. If any event arising from the risk factors set forth below occurs, our business, financial condition, results of operations, liquidity, the trading prices of our securities and in some cases our reputation could be materially and adversely affected. When assessing the materiality of the foregoing risk factors, we consider several qualitative and quantitative factors, including, but not limited to, financial, operational, environmental, regulatory, reputational and safety aspects of the identified risk factor. The risks described below may not be the only risks we face, as our business, operations and industry may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past.

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

Environmental Risks and Risks Associated with Climate Change

•
We are subject to risks and uncertainties associated with evolving environmental regulations in all jurisdictions in which we operate.
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
•
Increased scrutiny of sustainability matters could have an adverse effect on our operations.

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
•
We could be adversely affected by security threats, including cybersecurity threats and related disruptions.

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
•
global economic conditions;
•
production levels of members of OPEC+, Russia, the United States or other hydrocarbon producing nations;
•
geopolitical risks, including political and civil unrest in oil and natural gas producing regions;
•
adverse weather conditions, natural disasters and other catastrophic events, such as tornadoes, flooding, severe heat or cold, wildfires, earthquakes and hurricanes;
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

Prices for oil, NGLs and natural gas are particularly sensitive to actual and perceived threats to geopolitical stability and to changes in production from OPEC+ and non-OPEC+ member states. For example, the ongoing conflict between Russia and Ukraine, and the continuation of, or any increase in the severity of, this conflict, the U.S.’s involvement in Venezuela, or conflict in the Gaza region, has led and may continue to lead to an increase in the volatility of global oil and gas prices. Additionally, political developments, including trade disputes and policy changes, U.S. sanctions, tariffs or other trade restrictions continue to elevate global economic uncertainty and could lead to commodity price volatility.

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

We undertake a variety of projects including exploration and development projects and the construction or expansion of facilities and pipelines. Our ability to operate, generate sufficient cash flows, and timely complete projects depends upon numerous factors largely beyond our control. These factors include:

•
oil, NGLs and natural gas prices;
•
global and regional supply and demand for oil, NGLs and natural gas;
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
•
changes to free trade agreements or in trade relations and policies, including the imposition of tariffs by the United States or Canada;
•
inflation and other unexpected cost increases, including with respect to materials and labor;
•
prevailing interest and foreign exchange rates;
•
royalty and tax rates;
•
physical impacts from adverse weather conditions and natural disasters;
•
transportation and processing interruptions or constraints, including the availability and proximity of pipeline and processing capacity;
•
technology failures or cyberattacks; and
•
accidents.

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
•
loss of well control;

•
environmental hazards, such as the uncontrolled release or spill of oil, natural gas, toxic gases (such as hydrogen sulfide), produced water (brine), drilling or completion fluids, or other pollutants into the environment, including the surface, subsurface, air and groundwater;
•
pipeline ruptures, vessel ruptures and other equipment malfunctions, failures or accidents;
•
mechanical difficulties, such as stuck oilfield drilling and service tools, pipe or cement failures and casing collapses;
•
adverse weather conditions, such as severe heat or cold, wildfire, flooding, tornadoes and other natural disasters;
•
encountering unexpected or abnormally pressured formations;
•
premature declines of reservoir pressure or productivity;
•
acts of vandalism and terrorism, including attacks targeting oil, NGLs and natural gas facilities and infrastructure; and
•
cyberattacks targeting oil and gas infrastructure.

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

Additionally, we utilize proprietary AI in our business. As with many developing technologies, AI presents risks and challenges and may result in unintended consequences that could affect its further development and use, and therefore our business. If our proprietary AI fails to operate as anticipated our competitive position may be harmed and our business and reputation may be adversely impacted.

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

Historically, acquisitions of oil and natural gas properties, including through acreage trades, farm-ins and asset- or corporate-level acquisitions, have contributed to our growth. This includes our recent announcement of the acquisition of NuVista Energy Ltd. Acquisition opportunities in the oil and natural gas industry are inherently competitive, which can increase the cost of, or cause us to refrain from, completing acquisitions. The success of any acquisition will depend on several factors and involves potential risks and uncertainties, including, among other things:

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
•
the impact to our existing shareholders of the issuance of additional equity to finance the acquisitions;
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

We may identify certain assets for disposition, the proceeds of which could reduce the amount of our existing indebtedness and/or increase the amount of capital available for other business purposes, including shareholder returns and acquisitions. This includes our recent announcement to divest our Anadarko assets. Various factors could materially affect our ability to dispose of the identified assets or complete any announced transactions, including commodity price volatility; the availability of counterparties willing to acquire oil and natural gas assets at prices and on terms acceptable to us; approval by our Board of Directors; associated asset retirement obligations; due diligence; general market conditions; the assignability of any associated contract, joint venture, partnership or other arrangements; and required stock exchange, governmental or third-party approvals. These factors may also reduce the value of our assets or the proceeds of any asset disposition.

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

Indigenous peoples have claimed indigenous treaty, title and other rights in respect of areas within the United States and Canada. The legal basis of an indigenous land claim, such as the BRFN case in 2021, is a matter of considerable legal complexity and we cannot predict the impact of such a claim, or the possible effects of a settlement of such claim, with any degree of certainty. In addition, no assurance can be given that any recognition of indigenous rights or claims whether by way of a negotiated settlement or by judicial pronouncement (or through the grant of an injunction prohibiting exploration, development or production activities pending resolution of any such claim) would not delay or even prevent our exploration, development and production activities. If a material claim were to arise and be successful, such claim could have a material and adverse effect on our business, financial condition and results of operations. In addition, the process of addressing such claim, regardless of the outcome, could be expensive and time consuming and could result in delays which could have a material and adverse effect on our business, financial condition and results of operations. For more information on the BRFN case refer to “Regulatory Matters” in Items 1 and 2 of this Annual Report on Form 10-K.

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

Environmental Risks and Risks Associated with Climate Change

We are subject to risks and uncertainties associated with evolving environmental regulations in all jurisdictions in which we operate.

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

Emissions - Greenhouse gases (which include, among other things, methane, carbon dioxide, nitrous oxide and various fluorinated gases; “GHGs”) are typically emitted throughout all phases of the oil and natural gas supply chain, including production, transportation, processing, refining and storage operations. Additionally, although beyond our control, end user consumption of oil and natural gas in activities such as power generation and motorized transportation also results in GHG emissions. In the United States, the Trump Administration has taken a number of steps to roll back Biden-era (or earlier) environmental regulations. For example: a rule regarding methane pollution set to go into effect in March was delayed until January of 2027; a pending rule would eliminate mandatory reporting for GHG emissions from power plants, refineries, and oil and gas suppliers; and a number of prior initiatives regarding reporting and clean air standards have either been rescinded, withdrawn, or are pending review. Finally, via executive order on January 7, 2026, President Trump withdrew the United States from the United Nations Framework Convention on Climate Change (UNFCCC), which the U.S. joined in 1992, and the Intergovernmental Panel on Climate Change, which produces climate reports. There may continue to be further regulatory changes related to climate change during the remainder of the Trump presidency.

In November 2025, the Government of Canada and the Government of Alberta signed a Memorandum of Understanding (“MOU”) addressing, among other things, that while Canada and Alberta remain committed to achieving net zero greenhouse gas emissions by 2050, the Government of Canada will not implement the Oil and Gas Emissions Cap, which has not yet been put into effect. Further, Canada and Alberta agreed to enter into a methane equivalency agreement by April 1, 2026, with a 2035 target date and a 75 percent reduction target relative to 2014 emissions levels. In December 2025, the Government of Canada announced final methane regulations for the onshore oil and gas sector under the Canadian Environmental Protection Act. The rules strengthen leak detection and repair requirements, prohibit or significantly limit routine venting and flaring, and establish prescribed work practices and inspection schedules and facility‑level methane intensity thresholds. Amendments will come into force on January 1, 2028, and target methane reduction by 2040. The Government of British Columbia also has equivalency agreements in place with the Government of Canada, such that the current federal methane regulations generally do not apply in the province; however, regulatory changes may be issued to maintain the equivalency with the newly issued Federal regulations.

In June 2024, the Government of Canada passed amendments to the Competition Act which outlined new provisions aimed at preventing greenwashing. These provisions require that companies be able to substantiate environmental claims made to promote a product or business interest. In November 2025, the Government of Canada published a proposal to remove the requirement that environmental benefit claims be substantiated in accordance with an “internationally recognized methodology”; however, claims must still be based on adequate and proper substantiation. The proposal is expected to be finalized in 2026.

On January 1, 2023, material amendments to Alberta’s Technology, Innovation and Emissions Reduction Regulation (“TIER”) came into force. The amendments align TIER with Canada’s federal Greenhouse Gas Pollution Pricing Act, provide price certainty and seek to address a potential surplus of provincial carbon credits in the coming years. As a result of the amendments, flaring emissions are now included in the total regulated emissions for the Company’s aggregate oil and gas facilities that are subject to TIER.

In British Columbia, the government released a series of GHG reduction intention papers that target methane emissions, carbon pricing mechanisms, permitting of new infrastructure and mechanisms to cap future emissions. These proposed mechanisms include: an oil and gas sector emissions cap to achieve a 33-38 percent reduction in emissions below 2007 levels by 2030; the requirement for all new, large industrial facilities to achieve net-zero emissions by 2050 (2030 for LNG projects) showing how they align with interim 2030 and 2040; and, a new Output Based Pricing System for large industrial emitters to ensure equivalency with the federal carbon pricing regime. However, in November 2025, CleanBC issued a report which included a recommendation to abandon the oil and gas emission cap in the province of British Columbia.

The Canadian federal government, along with several provincial and state governments, have also announced intentions to adhere to certain international protocols regarding GHG emissions and regulate GHGs and certain air pollutants. In addition to federal action, many state and provincial officials have stated their intent to intensify efforts to regulate GHG emissions, including methane, from the oil and natural gas industry. These governments are currently developing and/or implementing regulatory and policy frameworks to deliver on their announcements. For example, in Canada, the Government of Canada (a) has committed to cutting Canada’s net GHG emissions by 40-45 percent below 2005 levels by 2030 in accordance with its pledge under the Paris Agreement; (b) is gradually raising the federal carbon tax to C$170/tonne CO2e, but likely to be revised to a maximum of $130/tonne, by 2030; and (c) has announced its intention to impose a hard cap on GHG emissions from the oil and natural gas industry, seek to reduce methane emissions from the oil and natural gas industry by 75 percent below 2012 levels by 2030 and ensure GHG emission reductions are on a pace and scale sufficient to reach net-zero by 2050. In November 2021, Canada and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30 percent by 2030, and cooperating toward the advancement of the development of clean energy. Similar regulatory and policy framework efforts were committed to at the 2023 UN Climate Change Conference (COP28) in late 2023. We actively participate in certain provincial industrial emission programs offered by both Alberta and British Columbia that allow for the generation of offsets and other rebates to incentivize emission reduction projects and mitigate carbon tax costs. We expect to continue to be able to utilize these provincial programs in the future to migrate our carbon tax costs.

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

Market Risks - Shifts in supply and demand for certain commodities, including oil and gas (as well as products dependent on oil and gas) due to concerns over climate change could affect markets. Lower demand for oil and gas production or products that use oil and gas as fuel or increased demand for lower-emission products and services could result in lower prices and lower revenues. Market risk may also take the form of limited access to capital as some in the investment community (including, among others, shareholders, bondholders, institutional lenders, investment advisors, pension and sovereign wealth funds and endowments) have also become increasingly concerned with the causes of climate change and the role oil and natural gas companies play in any of its purported effects. This has led some in the investment community to shift all or part of their investment or funding allocations away from the oil and natural gas industry and others to modify the terms upon which funding is made available to the oil and natural gas industry. In other instances, it has led shareholders to initiate lawsuits against the directors and management of oil and natural gas companies and/or bring shareholder proposals demanding that oil and natural gas companies increase climate disclosure; change business practices or operations; or appoint new board representation.

Reputation Risk - Public attention to issues concerning the existence and extent of climate change, and the role of human activity in it, continues to shift. These changing perceptions could lower demand for our oil and gas production, resulting in lower prices and lower revenues as consumers avoid carbon-intensive industries and could also pressure banks and investment managers to shift investments and reduce lending as described above.

Technology Risk - The development and deployment of alternative energy sources and emerging technologies in renewable energy, battery storage and energy efficiency could lower demand for oil and gas, potentially resulting in decreased revenues within the oil and gas industry and accelerate alternative energy technology.

Physical Risk - Abnormal weather events could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to the effects of climatic events themselves. Potential adverse effects could include disruption of our and our customers’ operations, including, for example, damages to our facilities from winds or floods, increases in our costs of operation, or reductions in the efficiency of our operations, impacts on our personnel, supply chain, or distribution chain, as well as potentially increased costs for insurance coverages in the aftermath of such effects. Any of these events could have an adverse effect on our assets and operations.

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

Increased scrutiny of sustainability matters could have an adverse effect on our operations.

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

As of December 31, 2025, we had outstanding long-term unsecured senior notes of $4,876 million, $351 million in outstanding commercial paper, we have no outstanding balance under our revolving credit facilities and our term loan was undrawn. The terms of our various financing arrangements, including but not limited to the indentures relating to our outstanding senior notes and the credit agreements relating to our revolving credit facilities, and our term loan, impose restrictions on our ability to take a number of actions that we may otherwise desire to take, including incurring additional debt (including guarantees of indebtedness) and selling or creating liens on certain assets.

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

All of our operations are subject to extensive federal, state, provincial, local and other laws, rules, regulations and executive orders, including with respect to drilling operations; completion operations, including the use of hydraulic fracturing; the production of oil, NGLs and natural gas; the disposal of produced water and other hazardous waste; the gathering and transportation of oil, NGLs and natural gas; the imposition of taxes; royalty payments; environmental matters, including air and water emissions or discharges; free trade agreements and global trade policies; worker health and safety; and conservation policies, including policies related to environmentally sensitive areas and protected species. These laws, rules and regulations may impose substantial liabilities for our failure to comply, including the assessment of administrative, civil and criminal penalties and the issuance of injunctions restricting or prohibiting some or all of our activities in a particular area.

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

We currently are, and from time to time in the future may be, subject to claims, litigation, administrative proceedings and regulatory actions. The outcome of these matters may be difficult to assess or quantify, and there cannot be any assurance that such matters will be resolved in our favor. If we are unable to resolve such matters favorably, we or our directors, officers or employees may become involved in legal proceedings that could result in an onerous or unfavorable decision, including fines, sanctions, monetary damages or the inability to engage in certain operations or transactions. The defense of such matters may also be costly, time consuming and could divert the attention of management and key personnel away from our operations. We may also be subject to adverse publicity associated with such matters, regardless of whether such allegations are valid or whether we are ultimately found liable. As a result, such matters could have a material adverse effect on our business, reputation, financial condition, results of operations or liquidity. See Item 3 of this Annual Report on Form 10-K.

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

We could be adversely affected by security threats, including cybersecurity threats and related disruptions.

We have become increasingly dependent upon information technology systems to conduct our daily operations. We depend on a variety of information technology systems to estimate oil, NGLs and natural gas reserve quantities; process and record financial and operating data; analyze seismic and drilling information; and communicate with employees and third-party partners. This growing dependence on technology is accompanied by a greater sensitivity to cyberattacks and information systems breaches. Unauthorized access to information systems by employees or third parties could corrupt or expose confidential, fiduciary, or proprietary information; interrupt our communications or operations; disrupt our business activities; or interfere with our competitive position. Cybersecurity threat actors are becoming more sophisticated and coordinated in their attempts to access a company’s information technology systems and data, including the information technology systems of cloud providers. Furthermore, geopolitical tensions or conflicts, such as Russia’s invasion of Ukraine, the U.S.’s involvement in Venezuela or conflict in the Gaza region, may further heighten the risk of cybersecurity attacks. More recently, advancements in AI may pose serious risks for many of the traditional tools used to identify individuals, including voice recognition (whether by machine or the human ear), facial recognition or screening questions to confirm identities. Generative AI systems may also be used by malicious actors to create more sophisticated cyberattacks (i.e., more realistic phishing or other attacks). The advancements in AI could lead to an increase in the frequency of identity fraud or cyberattacks (whether successful or unsuccessful), which could cause us to incur increasing costs, including costs to deploy additional personnel, protection technologies and policies and procedures, train employees, and engage third-party experts and consultants. In addition, our vendors, suppliers and other business partners may separately suffer disruptions as a result of such security breaches which may directly or indirectly affect our business activities or our competitive position.

To protect our information assets and systems, we apply technical and process controls; however, there can be no assurances that the procedures and controls that we implement will be sufficient to protect such information assets and systems. Such controls may not adequately prevent cybersecurity breaches and we may not adopt all controls utilized by our peers. Moreover, we have no control over the information technology systems of our customers, suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time. Even when an incident has been detected, it is not always immediately apparent what the full nature and scope of any potential harm may be, or how best to remediate it. As cyberattacks continue to evolve, we may be required to expend additional resources to investigate, mitigate and remediate any potential vulnerabilities. We may also be subject to regulatory investigations or litigation relating to cybersecurity issues.

Although we have not suffered any material losses related to a cybersecurity breach to date, there is no assurance that we will not suffer material losses associated with cybersecurity breaches in the future. If a cyberattack were to successfully breach our information or operating systems, we could incur substantial remediation costs and suffer other negative consequences, including exposure to significant litigation risks. The potential for such occurrences subjects our operations to increased risks that could have a material adverse effect on our business, financial condition and results of operations.

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

The Cybersecurity Group reports to the CIO, who reports to the Executive Vice-President, Corporate Services. The CIO is responsible for overseeing the Company’s information technology and cybersecurity, and, in conjunction with executive leadership, regularly reviews risk management measures implemented by the Company to identify and mitigate cybersecurity risk. The CIO receives reports from the Cybersecurity Group regarding cybersecurity matters on an ongoing basis and administers the Company’s Cybersecurity Incident Response Program. The CIO is primarily responsible for reporting cybersecurity matters, including cybersecurity incidents, to executive leadership and the Audit Committee. The CIO has over 30 years of relevant information technology work experience with over 10 years of cybersecurity oversight at the Company and elsewhere.

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

For additional information, see Note 27 to Ovintiv’s audited Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Ovintiv’s shares of common stock are listed and posted for trading on the NYSE and TSX under the symbol “OVV”.

Shareholders

The Company is authorized to issue up to 775,000,000 shares of stock consisting of: (a) 750,000,000 shares of common stock, par value $0.01 per share, and (b) 25,000,000 shares of preferred stock, par value $0.01 per share. As of February 13, 2026, there were 283,335,463 shares of common stock outstanding held by 18,626 shareholders of record, and no shares of preferred stock outstanding.

Capital Return Information

In 2025, the Company paid a quarterly dividend of $0.30 per share of common stock (2024: $0.30 per share of common stock quarterly) and $1.20 per share of common stock annually (2024: $1.20 per share of common stock annually). On February 23, 2026, the Board of Directors declared a dividend of $0.30 per share of Ovintiv common stock payable on March 31, 2026, to common shareholders of record as of March 13, 2026. The Company typically pays dividends quarterly to shareholders of record as of the 15th day (or the previous business day) of the last month of each calendar quarter, with the last business day of the same month being the corresponding payment date; however, the timing and amount of dividends, if any, is subject to the discretion of the Board of Directors.

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

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PERSONS

On September 29, 2025, Ovintiv announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 22.3 million shares of common stock pursuant to a NCIB over a 12-month period from October 3, 2025 to October 2, 2026. The number of shares of common stock authorized for purchase represents approximately 10 percent of Ovintiv’s public float as at September 26, 2025.

During the three months ended December 31, 2025, the Company made no purchases of equity securities.

On June 5, 2025, Ovintiv renewed its exemption order (the "NCIB Exemption") from applicable Canadian regulators, permitting Ovintiv to make repurchases under the NCIB through the facilities of the NYSE and other United States-based trading systems in excess of five percent of Ovintiv’s outstanding number of shares, the maximum allowable under applicable Canadian securities laws absent an exemption. The NCIB Exemption allows Ovintiv to repurchase up to 10 percent of Ovintiv’s public float on such U.S. marketplaces provided that Ovintiv’s aggregate repurchases on all marketplaces do not exceed this amount over the 12-month period of the NCIB, which is consistent with the maximum number of shares Ovintiv is able to purchase under the NCIB. The other conditions to the NCIB Exemption are outlined in Ovintiv’s 2025 second quarter report on Form 10-Q filed on EDGAR and SEDAR+.

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

The following graph compares the cumulative five-year total return to shareholders of the Company’s common stock relative to the cumulative total returns of the S&P 400 and the SPDR Oil & Gas Exploration & Production ETF (“XOP U.S. Equity”). The graph was prepared assuming $100 was invested on December 31, 2020, in the Company’s common stock, the S&P 400 and the XOP U.S. Equity, and dividends have been reinvested subsequent to the initial investment. The graph is included for historical comparative purposes only and should not be considered indicative of future performance.

Comparison of 5-Year Cumulative Total Return Among

Ovintiv, the S&P 400 and XOP U.S. Equity

(US$100 Invested in Base Period)

350
300
250
200
150
100
50
-
2020
2021
2022
2023
2024
2025
OVV
XOP
S&P 400

Fiscal Year Ended December 31	2020	2021	2022	2023	2024	2025
Ovintiv	$100.00	$307.44	$128.97	$84.13	$94.46	$99.66
XOP U.S. Equity	100.00	243.04	145.74	100.28	96.84	97.85
S&P 400	100.00	154.40	123.78	142.48	122.42	107.48

Item 6. [Reserved]

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s consolidated 2025 results and year-over-year comparisons between 2025 and 2024 results. This MD&A should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2025 (“Consolidated Financial Statements”), which are included in Item 8 of this Annual Report on Form 10-K. Discussion and analysis of 2023 results and year-over-year comparisons between 2024 and 2023 results that are not included in this Form 10-K, can be found in Item 7 of the 2024 Annual Report on Form 10-K.

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

Ovintiv is committed to delivering quality returns from its capital investment, generating significant cash flows and providing durable cash returns to its shareholders through the commodity price cycle. The Company aims to achieve its strategic priorities through execution excellence, disciplined capital allocation, and commercial acumen and risk management. In addition, the Company is dedicated to driving progress in the area of sustainability, aligning with its commitment to corporate responsibility.

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its shareholder return framework to provide competitive returns to shareholders while strengthening its balance sheet.

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

Highlights

During 2025, the Company focused on executing its capital investment plan aimed at maximizing profitability through operational and capital efficiencies, and delivering cash from operating activities. In conjunction with the Montney Acquisition, as discussed below, the Company has fully integrated the new assets into its existing operations.

The Company had lower upstream product revenues in 2025 compared to 2024, which primarily resulted from lower oil production volumes and lower average realized liquids prices, excluding the impact of risk management activities, partially offset by higher plant condensate production volumes and higher average realized natural gas prices, excluding the impact of risk management activities. Oil production volumes decreased primarily as a result of the sale of the Company’s Uinta assets in the first quarter of 2025. Average realized oil and plant condensate prices decreased 11 percent and 12 percent, respectively, primarily due to lower benchmark prices. Plant condensate production volumes increased due to the Montney Acquisition in the first quarter of 2025. Higher average realized natural gas prices of 39 percent were primarily due to higher benchmark prices and exposure to other downstream benchmark prices. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments and Subsequent Events

•
On February 23, 2026, Ovintiv announced an update to its shareholder return framework in support of the Company’s commitment to enhancing shareholder value. The new framework commits to returning between 50 percent and 100 percent of annual Non‑GAAP Cash Flow in excess of capital expenditures through base dividends and share buybacks. The Company expects to implement the updated framework immediately.
•
On February 17, 2026, the Company announced it had entered into a definitive agreement to sell its Anadarko assets, comprising approximately 360,000 net acres in the Anadarko Basin of Oklahoma, for cash proceeds of $3.0 billion before closing adjustments. The transaction is expected to close early in the second quarter of 2026 and is subject to customary closing conditions, regulatory approvals and closing adjustments. The transaction has an effective date of January 1, 2026. Ovintiv intends to use the proceeds from the Anadarko divestiture to reduce debt.
•
On February 3, 2026, the Company closed its previously announced acquisition of all the issued and outstanding common shares of NuVista Energy Ltd. (“NuVista”) in a cash and stock transaction valued at approximately $2.8 billion (C$3.8 billion) (“NuVista Acquisition”), including Ovintiv’s previous purchase of 18.5 million common shares of NuVista. The Company issued approximately 30.1 million shares of Ovintiv common stock and paid cash consideration of approximately $1.2 billion (C$1.6 billion). Additionally, Ovintiv assumed and subsequently repaid NuVista’s debt, totaling approximately $282 million (C$385 million). The acquisition is strategically located adjacent to Ovintiv’s current operations in the oil-rich Alberta Montney and adds approximately 930 net well locations to Ovintiv’s existing Montney inventory and approximately 140,000 net acres.
•
On December 15, 2025, the Company announced it had entered an agreement with a subsidiary of Pembina Pipeline Corporation for approximately 67 MMcf/d of natural gas liquefaction capacity at the Cedar LNG facility (“Cedar LNG”) in northwest British Columbia. Under the terms of the agreement, Pembina will provide transportation and liquefaction to Ovintiv over a 12-year term, commencing with commercial operations at Cedar LNG, anticipated in late 2028.
•
During October 2025, Ovintiv closed acreage acquisitions in Permian for total consideration of approximately $250 million. The Company acquired over 8,000 net acres and added approximately 120 net well locations.

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
•
On January 31, 2025, the Company closed its previously announced acquisition of certain Montney assets from Paramount Resources Ltd. (“Paramount”), in an all-cash transaction of approximately $2.274 billion (C$3.280 billion), after closing adjustments (“Montney Acquisition”). The acquisition added approximately 109,000 net acres in the core of the liquids-rich Alberta Montney. The transaction had an effective date of October 1, 2024.
•
On January 22, 2025, the Company closed its previously announced divestiture of substantially all of its Uinta assets, comprising approximately 126,000 net acres in the Uinta Basin of Utah, to FourPoint Resources, LLC, for approximately $1.9 billion, after closing and other adjustments. The transaction had an effective date of October 1, 2024.

Financial Results

•
Reported net earnings of $1,242 million, or $4.78 per share diluted, including non-cash ceiling test impairments of $703 million, after tax, or $2.71 per share diluted.
•
Recognized net gains on risk management in revenues of $172 million, before tax.
•
Generated cash from operating activities of $3,652 million and Non-GAAP Cash Flow of $3,785 million. Cash from operating activities exceeded capital expenditures by $1,505 million.
•
Purchased for cancellation, approximately 7.8 million shares of common stock for total consideration of approximately $307 million.
•
Paid dividends of $1.20 per share of common stock totaling $308 million.
•
Had approximately $4.5 billion in total liquidity as at December 31, 2025, which included available credit facilities of $3.5 billion, an available Term Credit Agreement of $1.2 billion, available uncommitted demand lines of $125 million, and cash and cash equivalents of $35 million, net of outstanding commercial paper of $351 million. The Term Credit Agreement is defined in the Liquidity and Capital Resources section of this MD&A.
•
Reported Debt to EBITDA of 1.6 times and Non-GAAP Debt to Adjusted EBITDA of 1.2 times.

Capital Investment

•
Reported total capital spending of $2,147 million, which was within the full year 2025 investment guidance range of approximately $2,125 million to $2,175 million.

Production

•
Produced average liquids volumes of 304.2 Mbbls/d, which accounted for 50 percent of total production volumes. Average oil and plant condensate volumes of 209.4 Mbbls/d, or 69 percent of total liquids production volumes, were within the full year 2025 guidance range of 208.0 Mbbls/d to 210.0 Mbbls/d.
•
Produced average natural gas volumes of 1,862 MMcf/d, which accounted for 50 percent of total production volumes. Average natural gas volumes were within the full year 2025 guidance range of 1,850 MMcf/d to 1,870 MMcf/d.
•
Produced average total volumes of 614.5 MBOE/d, which was within the full year 2025 guidance range of 610.0 MBOE/d to 620.0 MBOE/d.

Operating Expenses

•
Incurred upstream transportation and processing expenses of $1,685 million or $7.51 per BOE, an increase of $132 million compared to 2024, primarily due to increased production volumes related to the Montney Acquisition in the first quarter of 2025, partially offset by the sale of the Company’s Uinta assets in the first quarter of 2025. Upstream transportation and processing expenses of $7.51 per BOE was within the full year 2025 guidance range of $7.50 per BOE to $8.00 per BOE.
•
Incurred upstream operating expenses of $853 million or $3.80 per BOE, a decrease of $55 million compared to 2024, primarily due to the sale of the Company’s Uinta assets in the first quarter of 2025, partially offset by increased activity related to the Montney Acquisition in the first quarter of 2025. Upstream operating expenses of $3.80 per BOE was within the full year 2025 guidance range of $3.75 per BOE to $4.00 per BOE.
•
Incurred total production, mineral and other taxes of $286 million. This represents approximately four percent of upstream product revenues which was within the full year 2025 guidance range of 3.75 to 4.50 percent of upstream product revenues. Total production, mineral and other taxes decreased by $47 million compared to 2024, primarily due to the sale of the Company’s Uinta assets in the first quarter of 2025 and lower oil commodity prices.

Additional information on the items above and other expenses can be found in the Results of Operations section of this MD&A.

2026 Outlook

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

Oil prices for 2026 are expected to be impacted by the interplay between the pace of global economic growth, global oil demand, OPEC+ and non-OPEC+ production, geopolitical events, and macroeconomic uncertainties.

Natural gas prices for 2026 are expected to be impacted by the interplay between natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. and Canadian liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from geopolitical events.

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

Company Outlook

The Company will continue to exercise discretion and discipline, and intends to optimize capital allocation throughout 2026 as the commodity price environment evolves.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. The Company enters into derivative financial instruments to mitigate price volatility and provide more certainty around cash flows.

As at February 20, 2026, the Company has hedged approximately 52.4 Mbbls/d of expected oil and condensate production and 709 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes commodity derivatives and transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing. Additional information on Ovintiv’s hedging program can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Ovintiv’s 2026 guidance, including capital investment, production and operating expenses, reflects the strategic business combination with NuVista and assumes the Anadarko divestiture will close early in the second quarter. Further information can be found in the Significant Developments and Subsequent Events, and Liquidity and Capital Resources sections of this MD&A.

Capital Investment

The Company plans to spend approximately $2,250 million to $2,350 million on its full year 2026 capital investment program, focusing on maximizing returns from high-margin oil and condensate. In 2026, the Company expects to generate cash flows in excess of capital expenditures.

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

Production

In 2026, the Company expects full year average total production volumes of approximately 620.0 MBOE/d to 645.0 MBOE/d, including oil and plant condensate production volumes of approximately 205.0 Mbbls/d to 212.0 Mbbls/d, other NGLs production volumes of approximately 80.0 Mbbls/d to 85.0 Mbbls/d and natural gas production volumes of approximately 2,000 MMcf/d to 2,100 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

In 2026, following the close of the Anadarko divestiture, the Company expects to incur upstream transportation and processing costs of approximately $8.75 per BOE to $9.25 per BOE, upstream operating expenses of approximately $3.00 per BOE to $3.50 per BOE, and total production, mineral and other taxes of approximately 3.25 to 3.75 percent of upstream product revenues.

Additional information on Ovintiv’s 2026 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

Sustainability

Ovintiv recognizes the importance of implementing and maintaining sustainable practices to manage its environmental footprint. The Company participates in emission reduction programs and has adopted a range of strategies to help reduce emissions from its operations. These strategies include incorporating new and proven technologies, optimizing processes in its operations and working closely with third-party providers to develop best practices. The Company continues to look for innovative techniques and efficiencies in support of its commitment to emission reductions.

In May 2025, Ovintiv published its 2024 Sustainability Report. The report highlights the Company’s 2024 environmental, social and governance results, and its progress in emissions intensity reductions with the goal to meet its Scope 1&2 GHG emissions target by 2030. As at the end of 2025, the Company had achieved a greater than 43 percent reduction in the Scope 1&2 GHG emissions intensity from 2019 levels and expects to meet its emissions intensity reduction target of 50 percent by 2030 measured against the 2019 baseline. Ovintiv remains committed to its GHG emissions reduction target and has tied the target to the Company’s annual compensation program for all employees. In addition, Ovintiv continues to work towards eliminating routine flaring in its operations.

In conjunction with the Company’s strategy, Ovintiv may acquire assets to strengthen its portfolio. Acquisitions are assessed and evaluated for environmental impacts and alignment with the Company’s GHG emissions target. Ovintiv continues to work to integrate sustainable practices within acquired operations to support company-wide sustainability objectives, while maintaining its 2030 GHG emissions target.

The Company’s social commitment framework, which is rooted in the Company’s foundational values of integrity, safety, sustainability, trust and respect, reflects Ovintiv’s positive contributions to the communities where it operates and highlights the Company’s approach to enabling an inclusive culture.

Ovintiv remains committed to protecting the health and safety of its workforce. Safety is a foundational value at Ovintiv and plays a critical role in the Company’s belief that a safe workplace is a strong indicator of a well-managed business. This safety-oriented mindset enables the Company to quickly respond to emergencies and minimize impacts to employees and business continuity. Safety performance goals are incorporated into the Company’s annual compensation program. Additional information on talent management and employee safety can be found in the Human Capital section of Items 1 and 2 of this Annual Report on Form 10-K.

Further information on Ovintiv’s sustainable business practices are outlined in Items 1 and 2 of this Annual Report on Form 10-K, and on the Company’s sustainability website at sustainability.ovintiv.com.

Results of Operations

Selected Financial Information

($ millions)	2025	2024

Product and Service Revenues
Upstream product revenues	$7,144	$7,350
Service revenues (1)	32	8
Total Product and Service Revenues	7,176	7,358

Sales of Purchased Product	1,487	1,585
Gains (Losses) on Risk Management, Net	172	135
Sublease Revenues	73	74
Total Revenues	8,908	9,152

Total Operating Expenses (2)	7,777	7,573
Operating Income (Loss)	1,131	1,579
Total Other (Income) Expenses	361	228
Net Earnings (Loss) Before Income Tax	770	1,351
Income Tax Expense (Recovery)	(472)	226

Net Earnings (Loss)	$1,242	$1,125

(1)
Service revenues comprises third-party gathering and processing fees and other revenues.
(2)
Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs. The year ended December 31, 2025, includes non-cash ceiling test impairments of $920 million (2024 - $450 million).

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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

(average for the period)	2025	2024

Oil & NGLs
WTI ($/bbl)	$64.81	$75.72
Houston ($/bbl)	65.85	77.24
Edmonton Condensate (C$/bbl)	88.95	100.34

Natural Gas
NYMEX ($/MMBtu)	$3.43	$2.27
AECO (C$/Mcf)	1.86	1.44
Dawn (C$/MMBtu)	4.57	2.79

Production Volumes and Realized Prices

	Production Volumes (1)		Realized Prices (2)
	2025	2024	2025	2024

Oil (Mbbls/d, $/bbl)
USA Operations	142.3	167.9	$65.66	$73.90
Canadian Operations	0.4	0.4	63.17	70.38
Total	142.7	168.3	65.65	73.90

NGLs - Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.3	11.2	50.99	57.83
Canadian Operations	55.4	31.7	62.22	71.97
Total	66.7	42.9	60.32	68.28

NGLs - Other (Mbbls/d, $/bbl)
USA Operations	76.0	75.8	17.40	18.02
Canadian Operations	18.8	15.0	23.94	27.45
Total	94.8	90.8	18.70	19.57

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	229.6	254.9	48.97	56.57
Canadian Operations	74.6	47.1	52.59	57.80
Total	304.2	302.0	49.86	56.76

Natural Gas (MMcf/d, $/Mcf)
USA Operations	515	537	2.38	1.62
Canadian Operations	1,347	1,161	2.36	1.73
Total	1,862	1,698	2.36	1.70

Total Production (MBOE/d, $/BOE)
USA Operations	315.3	344.4	39.54	44.39
Canadian Operations	299.2	240.6	23.73	19.67
Total	614.5	585.0	31.85	34.22

Production Mix (%)
Oil & Plant Condensate	34	36
NGLs - Other	16	16
Total Oil & NGLs	50	52
Natural Gas	50	48

Production Change - Year Over Year (%) (3)
Total Oil & NGLs	1	3
Natural Gas	10	3
Total Production	5	3
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures. See Notes 8 and 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Upstream Product Revenues, Excluding Realized Gains (Losses) on Risk Management

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2024 Upstream Product Revenues	$4,559	$1,080	$652	$1,059	$7,350
Increase (decrease) due to:
Sales prices	(432)	(238)	(43)	446	(267)
Production volumes	(704)	626	38	101	61
2025 Upstream Product Revenues	$3,423	$1,468	$647	$1,606	$7,144

Oil Revenues

2025 versus 2024

Oil revenues were lower by $1,136 million compared to 2024 primarily due to:

•
Lower average oil production volumes of 25.6 Mbbls/d decreased revenues by $704 million. Lower production volumes were primarily due to the sale of the Uinta assets during the first quarter of 2025 (24.6 Mbbls/d); and
•
A decrease of $8.25 per bbl, or 11 percent, in the average realized oil prices which decreased revenues by $432 million. The decrease reflected lower Houston and WTI benchmark prices which were down 15 percent and 14 percent, respectively, partially offset by higher regional pricing relative to the benchmark prices.

NGL Revenues

2025 versus 2024

NGL revenues were higher by $383 million compared to 2024 primarily due to:

•
Higher average plant condensate production volumes of 23.8 Mbbls/d increased revenues by $626 million. Higher production volumes were primarily due to the Montney Acquisition in the first quarter of 2025 (20.2 Mbbls/d) and successful drilling in Montney (5.7 Mbbls/d); and
•
A decrease of $7.96 per bbl, or 12 percent, in the average realized plant condensate prices which decreased revenues by $238 million. The decrease primarily reflected the lower Edmonton Condensate benchmark price which was down 11 percent.

Natural Gas Revenues

2025 versus 2024

Natural gas revenues were higher by $547 million compared to 2024 primarily due to:

•
An increase of $0.66 per Mcf, or 39 percent, in the average realized natural gas prices which increased revenues by $446 million. The increase reflected the higher NYMEX and AECO benchmark prices which were up 51 percent and 29 percent, respectively, and exposure to other downstream benchmark prices relating to the Company’s diversified markets in the Canadian Operations, partially offset by lower regional pricing relative to benchmark prices in the USA Operations; and
•
Higher average natural gas production volumes of 164 MMcf/d increased revenues by $101 million. Higher production volumes were primarily due to the Montney Acquisition in the first quarter of 2025 (190 MMcf/d), and successful drilling in Montney and Permian (89 MMcf/d). The higher production volumes were partially offset by lower production volumes in Montney primarily related to pipeline restrictions and increased third-party plant downtime (51 MMcf/d), the sale of the Uinta and Horn River assets in the first quarter of 2025 (38 MMcf/d), and natural declines in Anadarko (19 MMcf/d).

Sales of Purchased Product

Revenues from the sale of purchased product relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

($ millions)	2025	2024

Sales of Purchased Product	$1,487	$1,585

2025 versus 2024

Sales of purchased product decreased $98 million compared to 2024 primarily due to:

•
Lower realized third-party liquids pricing ($397 million);

partially offset by:

•
Higher sales of third-party purchased liquids volumes in the USA Operations ($263 million) and higher realized third-party natural gas pricing ($39 million).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at December 31, 2025, can be found in Note 25 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The following table provides the effects of the Company’s risk management activities on revenues.

	$ millions		Per-Unit
	2025	2024	2025	2024

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$40	$(34)	$0.77	$(0.55)
NGLs - Plant Condensate ($/bbl)	-	(1)	$-	$(0.04)
NGLs - Other ($/bbl)	8	4	$0.24	$0.13
Natural Gas ($/Mcf)	118	298	$0.18	$0.47
Other (1)	-	4	$-	$-
Total ($/BOE)	166	271	$0.74	$1.25

Unrealized Gains (Losses) on Risk Management	6	(136)
Total Gains (Losses) on Risk Management, Net	$172	$135
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

During 2025, the Company entered into physical forward contracts to further mitigate a portion of its exposure to AECO benchmark prices. The Company’s ongoing market diversification strategy shifts a portion of its commodity price exposure to alternative pricing hubs including Japan Korea Marker and Chicago city-gates, commencing in 2026 and 2027, respectively.

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

	$ millions		$/BOE
	2025	2024	2025	2024

USA Operations	$265	$319	$2.30	$2.53
Canadian Operations	21	14	$0.19	$0.16
Total	$286	$333	$1.27	$1.56

2025 versus 2024

Production, mineral and other taxes decreased $47 million compared to 2024 primarily due to:

•
The Uinta assets sold in the first quarter of 2025 ($32 million), lower oil commodity prices ($27 million) and lower property taxes in Permian ($6 million);

partially offset by:

•
Higher property taxes primarily due to the Montney Acquisition in the first quarter of 2025 ($7 million) and higher effective production tax rates ($6 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
	2025	2024	2025	2024

Upstream
USA Operations	$450	$510	$3.91	$4.04
Canadian Operations	1,235	1,043	$11.31	$11.85
Upstream Transportation and Processing	1,685	1,553	$7.51	$7.25

Other (1)	39	86
Total	$1,724	$1,639
(1)
Other includes pipeline transportation fees associated with previously divested assets in the USA Operations of approximately $3 million (2024 - $50 million) and other third-party transportation and processing fees with no associated production volumes in the Canadian Operations of approximately $36 million (2024 - $36 million).

2025 versus 2024

Transportation and processing expense increased $85 million compared to 2024 primarily due to:

•
Higher production volumes due to the Montney Acquisition during the first quarter of 2025 ($279 million) and higher natural gas production volumes in Permian ($19 million);

partially offset by:

•
The Uinta and Horn River assets sold in the first quarter of 2025 ($69 million), an expired pipeline transportation contract ($50 million), a higher U.S./Canadian dollar exchange rate ($20 million), lower downstream transportation costs in Montney ($17 million), lower midstream transportation costs in Montney ($15 million), third-party plant turnarounds in Montney in 2024 ($14 million), lower minimum volume commitment costs incurred associated with certain gathering and processing assets in Montney ($13 million), and lower natural gas production volumes in Anadarko ($12 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
	2025	2024	2025	2024

Upstream
USA Operations	$692	$799	$6.01	$6.34
Canadian Operations	161	109	$1.48	$1.24
Upstream Operating Expense	853	908	$3.80	$4.24

Other	9	23
Total	$862	$931

2025 versus 2024

Operating expense decreased $69 million compared to 2024 primarily due to:

•
The sale of the Uinta assets in the first quarter of 2025 ($90 million), increased operational efficiencies in Permian ($17 million) and decreased workover activity in Anadarko ($12 million);

partially offset by:

•
Higher activity due to the Montney Acquisition in the first quarter of 2025 ($37 million) and increased workover activity in Permian ($11 million).

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

($ millions)	2025	2024

Purchased Product	$1,447	$1,546

2025 versus 2024

Purchased product expense decreased $99 million compared to 2024 primarily due to:

•
Lower third-party liquids purchase prices ($396 million);

partially offset by:

•
Higher third-party purchased liquids volumes in the USA Operations ($263 million) and higher third-party natural gas purchase prices ($36 million).

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

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of this MD&A.

	$ millions		$/BOE
	2025	2024	2025	2024

Upstream
USA Operations	$1,475	$1,971	$12.81	$15.64
Canadian Operations	683	297	$6.26	$3.37
Upstream DD&A	2,158	2,268	$9.62	$10.60

Corporate & Other	21	22
Total	$2,179	$2,290

2025 versus 2024

DD&A decreased $111 million compared to 2024 primarily due to:

•
Lower depletion rates and production volumes in the USA Operations primarily due to the sale of the Uinta assets in the first quarter of 2025 ($327 million and $170 million, respectively);

partially offset by:

•
Higher depletion rates and production volumes in the Canadian Operations primarily due to the Montney Acquisition in the first quarter of 2025 ($322 million and $70 million, respectively).

The upstream depletion rate in the USA Operations decreased $2.83 per BOE primarily due to a lower depletable base resulting from the sale of the Uinta assets in the first quarter of 2025. The upstream depletion rate in the Canadian Operations increased $2.89 per BOE primarily due to a higher depletable base resulting from the Montney Acquisition in the first quarter of 2025, partially offset by the ceiling test impairments recognized in the fourth quarter of 2024 and the first and third quarters of 2025.

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

In 2025, the Company recognized before-tax non-cash ceiling test impairments of $871 million and $49 million in the Canadian Operations and USA Operations, respectively. The non-cash ceiling test impairments primarily resulted from the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025, and declines in the 12-month average trailing prices during the year, which reduced proved reserves in both the Canadian and USA Operations.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
2025	65.34	90.09	3.39	1.76
2024	75.48	99.60	2.13	1.26
(1)
All prices were held constant in all future years when estimating net revenues and reserves.

Further declines in the 12‑month average trailing commodity prices could reduce proved reserves values and result in the recognition of future ceiling test impairments. Future ceiling test impairments can also result from changes to reserves estimates, future development costs, capitalized costs and unproved property costs. Moreover, acquisitions of oil and natural gas properties are transacted at market prices, which may be higher than the SEC 12-month average trailing prices at the reporting date and could result in the recognition of a ceiling test impairment. Proceeds received from oil and natural gas divestitures are typically deducted from the Company’s capitalized costs and can reduce the risk of ceiling test impairments.

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

	$ millions		$/BOE
	2025	2024	2025	2024

Administrative, excluding Long-Term Incentive Costs, Restructuring
Costs, and Transaction and Legal Costs (1)	$282	$283	$1.26	$1.32
Long-term incentive costs	36	40	0.16	0.19
Restructuring costs	12	27	0.05	0.13
Transaction and legal costs	1	15	0.01	0.07
Total Administrative	$331	$365	$1.48	$1.71
(1)
Includes costs related to The Bow office lease of $111 million (2024 - $116 million), half of which is recovered from sublease revenues.

2025 versus 2024

Administrative expense decreased $34 million compared to 2024 primarily due to:

•
Lower restructuring costs incurred in 2025 ($15 million) and lower legal costs ($15 million).

In October 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. Additional information on restructuring charges and long-term incentive costs can be found in Notes 21 and 22 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other (Income) Expenses

($ millions)	2025	2024

Interest	$376	$412
Foreign Exchange (Gain) Loss, Net	31	(19)
Other (Gains) Losses, Net	(46)	(165)
Total Other (Income) Expenses	$361	$228

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest and long-term debt can be found in Notes 4 and 15, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2025 versus 2024

Interest expense decreased $36 million compared to 2024 primarily due to:

•
Lower interest expense resulting from the repayment of the Company’s $600 million senior note in the second quarter of 2025 ($21 million), lower financing fees incurred related to the Montney Acquisition ($7 million) and lower interest expense on short-term borrowings ($7 million).

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

2025 versus 2024

Net foreign exchange loss of $31 million compared to a gain of $19 million in 2024 primarily due to:

•
Unrealized foreign exchange losses on the translation of intercompany notes compared to gains in 2024 ($99 million), higher realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada ($95 million) and losses on other monetary revaluations compared to gains in 2024 ($33 million);

partially offset by:

•
Unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada compared to losses in 2024 ($177 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income, reclamation charges related to decommissioned assets, proceeds related to previously divested assets and adjustments related to other assets.

Other gains in 2025 includes an unrealized gain of $28 million related to the 18.5 million common shares of NuVista purchased in contemplation of the NuVista Acquisition. Other gains also included interest income of $11 million primarily generated from short-term investments (2024 ‑ $7 million).

During 2024, the Company received settlement proceeds of approximately $156 million related to the previous dispositions of certain legacy assets. Accordingly, the Company recognized the total net proceeds of $156 million as a gain within Other (gains) losses, net. Additional information on the net settlement proceeds can be found in Note 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Income Tax

In 2025, the Company recorded a current income tax recovery in the U.S. of $6 million compared to an expense in 2024, primarily due to lower corporate alternative minimum tax. In Canada, the current income tax expense in 2025 of $48 million was lower than 2024 primarily due to lower earnings subject to current tax.

In 2025, the Company recorded a deferred income tax recovery of $514 million compared to an expense in 2024, primarily due to the recognition of a net deferred tax asset resulting from the commercial restructure described below, higher Canadian ceiling test impairments in 2025 and lower taxes on U.S. earnings.

During 2025, Ovintiv restructured its existing arrangement with a subsidiary of Mitsubishi Corporation for ownership and development of the Cutbank Ridge lands within the Montney area of British Columbia. This commercial restructure is designed to enhance alignment between the two companies and streamline administrative processes. Additionally, the restructure resulted in a capital loss utilization and a corresponding reduction in the valuation allowance, as well as the recognition of a net deferred tax asset.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations and shareholder return framework or to manage its capital structure as discussed below. At December 31, 2025, $33 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

($ millions, except as indicated)	2025	2024

Cash and Cash Equivalents	$35	$42
Available Credit Facilities	3,500	3,500
Available Uncommitted Demand Lines (1)	125	91
Available Term Credit Agreement (2)	1,200	-
Issuance of U.S. Commercial Paper	(351)	-
Total Liquidity	$4,509	$3,633

Long-Term Debt, including current portion	$5,202	$5,453
Total Shareholders’ Equity	$11,195	$10,331

Debt to Capitalization (%) (3)	32	35
Debt to Adjusted Capitalization (%) (3)	22	23
(1)
Includes three uncommitted demand lines totaling $310 million, net of $185 million in related undrawn letters of credit (2024 - $295 million and $204 million, respectively).
(2)
The Term Credit Agreement, discussed below, is in place to facilitate the NuVista Acquisition.
(3)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in December 2029, provide financial flexibility and allow the Company to fund its operations or capital investment program. At December 31, 2025, there were no outstanding amounts under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. commercial paper (“CP”) programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at December 31, 2025, the Company had $351 million outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 4.37 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at December 31, 2025.

On November 25, 2025, the Company entered into a $1.2 billion Two-Year Term Credit Agreement (“Term Credit Agreement”) to fund the cash component of its previously announced NuVista Acquisition. As at December 31, 2025, the Company had no outstanding borrowings under the Term Credit Agreement.

As at December 31, 2025, the available Credit Facilities, Term Credit Agreement, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $4.5 billion. Ovintiv also had approximately $185 million in undrawn letters of credit issued in the normal course of business as collateral security.

On February 3, 2026, the Company closed the NuVista Acquisition, whereby it issued approximately 30.1 million shares of Ovintiv common stock and paid cash consideration of approximately $1.2 billion (C$1.6 billion), which was funded with proceeds from the Term Credit Agreement. Additionally, Ovintiv assumed NuVista’s debt, totaling approximately $282 million (C$385 million), which was subsequently repaid using proceeds from short-term borrowings and cash on hand.

Additional information on the Term Credit Agreement and NuVista Acquisition can be found in Notes 15 and 28, respectively, to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement expires in March 2026 and is intended to be renewed by the Company.

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

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities and Term Credit Agreement. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities and Term Credit Agreement, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at December 31, 2025, the Company’s Debt to Adjusted Capitalization was 22 percent. The definitions used in the covenant under the Credit Facilities and Term Credit Agreement adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012, adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Sources and Uses of Cash

The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

($ millions)	Activity Type	2025	2024

Sources of Cash, Cash Equivalents and Restricted Cash
Cash from operating activities	Operating	$3,652	$3,721
Proceeds from divestitures	Investing	1,927	163
Corporate acquisition	Investing	-	12
Net issuance of revolving debt	Financing	351	-
Other	Financing	102	-
		6,032	3,896

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	2,147	2,303
Acquisitions	Investing	2,537	205
Net repayment of revolving debt	Financing	-	284
Repayment of long-term debt	Financing	600	-
Purchase of shares of common stock	Financing	307	597
Dividends on shares of common stock	Financing	308	316
Other	Financing/Investing	127	158
		6,026	3,863
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(13)	6
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(7)	$39

Operating Activities

Net cash from operating activities in 2025 was $3,652 million and was primarily a reflection of the impacts from production volumes, average realized commodity prices, realized gains/losses on risk management and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 26 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in 2025 was $3,785 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

2025 versus 2024

Net cash from operating activities decreased $69 million compared to 2024 primarily due to:

•
Lower realized liquids commodity prices ($713 million), lower oil production volumes ($704 million), lower realized gains on risk management in revenues ($105 million), higher realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada ($95 million), and higher transportation and processing expense ($85 million);

partially offset by:

•
Higher NGLs and natural gas production volumes ($765 million), higher realized natural gas commodity prices ($446 million), changes in non-cash working capital ($154 million), lower operating expense, excluding non-cash long-term incentive costs ($70 million), lower production, mineral and other taxes ($47 million), lower administrative expense, excluding non-cash long-term incentive costs ($40 million), lower current income tax expense ($40 million) and lower interest expense ($35 million).

Investing Activities

The Company’s primary investing activities are capital expenditures, acquisitions and proceeds from divestitures, which are summarized in Notes 2 and 8 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K.

2025 and 2024

Net cash used in investing activities in 2025 was $2,884 million primarily due to the Montney Acquisition and capital expenditures, partially offset by the sale of the Company’s Uinta assets. Capital expenditures decreased $156 million compared to 2024 primarily due to decreased capital activity resulting from the sale of the Uinta assets in the first quarter of 2025, and decreased capital activity and increased efficiencies in Permian, partially offset by increased capital activity in Montney primarily due to the Montney Acquisition in the first quarter of 2025 and increased capital activity in Anadarko.

Acquisitions in 2025 were $2,537 million, which primarily included the Montney Acquisition. Acquisitions in 2024 were $205 million which primarily included property purchases with oil and liquids-rich potential in the USA Operations.

Proceeds from divestitures in 2025 were $1,927 million, which primarily included the sale of the Uinta assets in Utah. Proceeds from divestitures in 2024 were $7 million, which included certain properties that did not complement Ovintiv’s existing portfolio of assets. Proceeds from divestitures in 2024 also included total net settlement proceeds of approximately $156 million related to the previous dispositions of certain legacy assets.

Financing Activities

Net cash used in financing activities has been impacted by Ovintiv’s strategic objective to return value to shareholders by repaying existing debt, purchasing shares of common stock and paying dividends.

2025 versus 2024

Net cash used in financing activities in 2025 decreased $469 million compared to 2024. The decrease was primarily due to the net issuance of revolving debt in 2025 compared to net repayments in 2024 ($635 million), decreased purchases of shares of common stock ($290 million) and a property acquisition payable in 2025 ($123 million), partially offset by the repayment of the Company’s May 2025 senior notes during the second quarter of 2025 ($600 million).

In May 2025, Ovintiv redeemed its $600 million, 5.65 percent senior notes due May 15, 2025, with cash on hand and proceeds from short-term borrowings. The Company’s long-term debt, including the current portion of $810 million, totaled $5,202 million at December 31, 2025. The Company’s long-term debt at December 31, 2024, totaled $5,453 million, including the current portion of $600 million.

In January 2026, the Company redeemed its $459 million, 5.375 percent senior notes due January 1, 2026, with cash on hand and proceeds from short-term borrowings. Following this repayment, the Company has no fixed rate long-term debt due until 2028 and beyond.

From time to time, Ovintiv may seek to retire or repurchase the Company’s outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors.

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its shareholder return framework to provide competitive returns to shareholders. As discussed in the Significant Developments and Subsequent Events section of this MD&A, the Company announced an update to its shareholder return framework, which it expects to implement immediately. The new framework commits to returning between 50 percent and 100 percent of annual Non‑GAAP Cash Flow in excess of capital expenditures through base dividends and share buybacks. The Company expects its dividend levels to remain unchanged.

For additional information on long-term debt, refer to Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

($ millions, except as indicated)	2025	2024

Dividend Payments	$308	$316
Dividend Payments ($/share)	$1.20	$1.20

On February 23, 2026, the Board of Directors declared a dividend of $0.30 per share of common stock payable on March 31, 2026, to common shareholders of record as of March 13, 2026. Shares of common stock issued in conjunction with the NuVista Acquisition are eligible to receive the dividend declared on February 23, 2026.

Normal Course Issuer Bid

On September 29, 2025, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 22.3 million shares of common stock over a 12-month period from October 3, 2025, to October 2, 2026. The Company expects to execute the renewed NCIB program in conjunction with its new shareholder return framework.

During 2025, under the previous NCIB program, which extended from October 3, 2024, to October 2, 2025, the Company purchased for cancellation, approximately 7.8 million shares of common stock for total consideration of approximately $307 million.

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

Interest payments include scheduled cash payments on long-term debt and other obligations. Additional information can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10‑K.

Operating leases include drilling rigs, compressors, office and buildings, certain land easements and various equipment utilized in the development and production of oil, NGLs and natural gas, as well as The Bow building. As at December 31, 2025, the Company subleased approximately 50 percent of The Bow office space under the lease agreement. Additional information on leases can be found in Note 14 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The most significant assumptions used to determine a reporting unit’s fair value include estimations of oil and natural gas reserves, including both proved reserves and risk-adjusted unproved reserves assessed by Ovintiv’s internal reservoir engineers, estimates of market prices considering forward commodity price curves as of the measurement date, market discount rates and estimates of operating, administrative, and capital costs adjusted for inflation. In addition, management may support fair value estimates determined with comparable companies that are actively traded in the public market, recent comparable asset transactions, and transaction premiums. This would require management to make certain judgments about the selection of comparable companies utilized.

Because quoted market prices for the Company’s reporting units are not available, management applies judgment in determining the estimated fair value of reporting units for purposes of performing goodwill impairment tests. Ovintiv may use a combination of the income and the market valuation approaches.

The Company has assessed its goodwill for impairment at December 31, 2025, and no impairment was recognized. The reporting units’ fair values were in excess of the carrying values and as a result were not at risk of failing the impairment test as at December 31, 2025.

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

Ovintiv has assessed that its unremitted earnings from its Canadian subsidiaries are permanently reinvested. As at December 31, 2025, the Company has a taxable temporary difference of approximately $261 million in respect of unremitted earnings that continue to be permanently reinvested for which a deferred income tax liability of $13 million has not been recognized and becomes subject to taxation upon the remittance of dividends. The deferred tax liability considers U.S. federal, state and foreign withholding tax implications.

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

($ millions, except as indicated)	2025	2024

Cash From (Used in) Operating Activities	$3,652	$3,721
(Add back) deduct:
Net change in other assets and liabilities	(40)	(74)
Net change in non-cash working capital	(93)	(247)
Non-GAAP Cash Flow	$3,785	$4,042

Debt to Capitalization and Debt to Adjusted Capitalization

Debt to Adjusted Capitalization is a non-GAAP measure which adjusts capitalization for historical ceiling test impairments that were recorded as at December 31, 2011. Management monitors Debt to Adjusted Capitalization as a proxy for the Company’s financial covenant under the Credit Facilities and Term Credit Agreement which require Debt to Adjusted Capitalization to be less than 60 percent. Adjusted Capitalization includes debt, total shareholders’ equity and an equity adjustment for cumulative historical ceiling test impairments recorded as at December 31, 2011, in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP.

($ millions, except as indicated)	December 31, 2025	December 31, 2024

Debt (Long-Term Debt, including Current Portion)	$5,202	$5,453
Total Shareholders’ Equity	11,195	10,331
Capitalization	$16,397	$15,784
Debt to Capitalization	32%	35%

Debt (Long-Term Debt, including Current Portion)	$5,202	$5,453
Total Shareholders’ Equity	11,195	10,331
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$24,143	$23,530
Debt to Adjusted Capitalization	22%	23%

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

($ millions, except as indicated)	December 31, 2025	December 31, 2024

Debt (Long-Term Debt, including Current Portion)	$5,202	$5,453

Net Earnings (Loss)	1,242	1,125
Add back (deduct):
Depreciation, depletion and amortization	2,179	2,290
Interest	376	412
Income tax expense (recovery)	(472)	226
EBITDA	$3,325	$4,053
Debt to EBITDA (times)	1.6	1.3

Debt (Long-Term Debt, including Current Portion)	$5,202	$5,453

Net Earnings (Loss)	1,242	1,125
Add back (deduct):
Depreciation, depletion and amortization	2,179	2,290
Impairments	920	450
Accretion of asset retirement obligation	28	19
Interest	376	412
Unrealized (gains) losses on risk management	(6)	136
Foreign exchange (gain) loss, net	31	(19)
Other (gains) losses, net	(46)	(165)
Income tax expense (recovery)	(472)	226
Adjusted EBITDA	$4,252	$4,474
Debt to Adjusted EBITDA (times)	1.2	1.2

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Note 25 in Item 8 of this Annual Report on Form 10-K.

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

	December 31, 2025
	10% Price	10% Price
(US$ millions)	Increase	Decrease
Oil price	$(41)	$36
NGL price	-	-
Natural gas price	8	(7)

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. The following table presents the foreign exchange rates for the respective years ended December 31.

	2025	2024
Foreign Exchange Rates (C$ per US$1)
Average	1.398	1.370
Period End	1.371	1.439

As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results. The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in the prior years.

	2025		2024
	$ millions	$/BOE	$ millions	$/BOE
Increase (Decrease) in:
Capital Investment (1)	$(10)		$(8)
Transportation and Processing Expense (1)	(20)	$(0.09)	(16)	$(0.07)
Operating Expense (1)	(2)	(0.01)	(1)	(0.01)
Administrative Expense	(4)	(0.02)	(1)	(0.01)
Depreciation, Depletion and Amortization (1)	(6)	(0.03)	(4)	(0.02)

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts from time to time. As at December 31, 2025, the Company does not have any notional U.S. dollar denominated currency swaps

As at December 31, 2025, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	December 31, 2025
(US$ millions)	10% Rate Increase	10% Rate Decrease
Foreign currency exchange	$29	$(35)

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

As at December 31, 2025, Ovintiv had floating rate revolving credit and term loan borrowings of $351 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $4 million (2024 - nil).

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

Management has assessed the design and effectiveness of the Company’s internal control over financial reporting as at December 31, 2025. In making its assessment, Management has used the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our evaluation, Management has concluded that the Company’s internal control over financial reporting was effective as at that date.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, was appointed by the Audit Committee of the Board of Directors, which was subsequently ratified by a vote of shareholders at the Company’s last annual meeting, to audit and provide independent opinions on both the Consolidated Financial Statements and the Company’s internal control over financial reporting as at December 31, 2025, as stated in their Auditor’s Report. PricewaterhouseCoopers LLP has provided such opinions.

/s/ Brendan M. McCracken Brendan M. McCracken President & Chief Executive Officer February 23, 2026	/s/ Corey D. Code Corey D. Code Executive Vice-President & Chief Financial Officer

Auditor’s Report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Ovintiv Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ovintiv Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “Consolidated Financial Statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

The impact of estimates of proved oil, natural gas liquids (“NGL”) and natural gas reserves on net oil and natural gas proved properties

As described in Notes 1 and 10 to the Consolidated Financial Statements, the Company had a net oil and natural gas proved properties balance of $13,676 million as of December 31, 2025 and depreciation, depletion, and amortization (“DD&A”) expense of $2,179 million for the year then ended. The Company also recognized a before-tax non-cash ceiling test impairment of $920 million for the year ended December 31, 2025. The Company uses the full cost method of accounting for its acquisition, exploration, and development activities. Capitalized costs accumulated within each cost center are depleted using the unit-of-production method based on proved oil, NGL and natural gas reserves. Proved oil, NGL and natural gas reserve estimates are key inputs to the Company’s depletion and ceiling test impairment calculations. A ceiling test impairment is recognized in net earnings when the carrying amount of a country cost center exceeds the country cost center ceiling. Management estimates its proved oil, NGL and natural gas reserves according to the definition of proved reserves provided by the SEC. Proved oil, NGL and natural gas reserves are those quantities of oil, NGL and natural gas, which can be estimated with reasonable certainty to be economically producible in future periods from known reservoirs under existing economic conditions, operating methods and government regulations. The assumptions used by management to determine estimates of the proved oil, NGL and natural gas reserves and the ceiling test impairment calculation include the average beginning-of-the-month prices during the 12-month period for the year, future production estimates and future production and development costs. The estimation of reserves is a subjective process. In determining the estimates of the proved oil, NGL and natural gas reserves, management utilizes the services of specialists, specifically internal reservoir engineers.

The principal considerations for our determination that performing procedures relating to the impact of estimates of proved oil, NGL and natural gas reserves on net oil and natural gas proved properties is a critical audit matter are (i) the judgment used by management, including the use of specialists, when developing the estimates of the proved oil, NGL and natural gas reserves and performing the ceiling test impairment calculation (ii) a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate the significant assumptions used in developing those estimates including the average beginning-of-the-month prices during the 12-month period for the year, future production estimates and future production and development costs, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the Consolidated Financial Statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil, NGL and natural gas reserves, the calculation of the full cost ceiling test and the calculation of DD&A expense. These procedures also included, among others, evaluating management’s ceiling test impairment calculations and testing the unit-of-production depletion rate used to calculate depletion expense, testing the completeness, accuracy and relevance of underlying data and evaluating the reasonableness of the significant assumptions used by management in developing these estimates, including assumptions related to the average beginning-of-the-month prices during the 12-month period for the year, future production estimates and future production and development costs. The work of management’s specialists was used in performing procedures to evaluate the reasonableness of the estimates of proved oil, NGL and natural gas reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of the data used by the specialists and evaluating the specialists’ findings. Professionals with specialized skill and knowledge were used to assist in this evaluation as applicable. Evaluating the significant assumptions also involved evaluating whether the assumptions used were reasonable considering the current and past performance of the Company, external market and industry data and whether they were consistent with evidence obtained in other areas of the audit, as applicable.

Fair value of the United States reporting unit for the purposes of goodwill impairment testing

As described in Notes 1 and 12 to the Consolidated Financial Statements, the Company’s United States reporting unit has goodwill of $1,938 million as of December 31, 2025. Goodwill represents the excess of purchase price over fair value of net assets acquired and is assessed for impairment at least annually as of December 31. To assess impairment, the carrying amount of each reporting unit is determined and compared to the fair value of each respective reporting unit. Any excess of the carrying value of the reporting unit, including goodwill, over its fair value is recognized as an impairment and charged to net earnings. Management used an income valuation approach to determine the fair value of the United States reporting unit. The most significant assumptions used by management to determine a reporting unit’s fair value include estimations of oil and natural gas reserves, including both proved reserves and risk-adjusted unproved reserves, estimates of market prices considering forward commodity price curves as of the measurement date, market discount rates and estimates of operating and capital costs. In determining the estimates of proved reserves and risk-adjusted unproved reserves, management utilizes the services of specialists, specifically internal reservoir engineers. The fair value of the United States reporting unit was determined to be greater than the carrying value. Accordingly, no goodwill impairment was recognized.

The principal considerations for our determination that performing procedures relating to the fair value of the United States reporting unit for the purposes of goodwill impairment testing is a critical audit matter are (i) the judgment used by management, including the use of specialists, when developing the fair value of the United States reporting unit, (ii) a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate the significant assumptions such as estimations of oil and natural gas reserves, including both proved reserves and risk-adjusted unproved reserves, estimates of market prices considering forward commodity price curves as of the measurement date, market discount rates and estimates of operating and capital costs adjusted for inflation, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the Consolidated Financial Statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair value of the United States reporting unit. These procedures also included, among others, testing management’s process for determining the fair value of the United States reporting unit which included (i) evaluating the appropriateness of the income valuation approach used by management in making the estimate, (ii) testing the completeness and accuracy of underlying data used in management’s determination of the fair value and (iii) evaluating the reasonableness of significant assumptions used by management related to estimations of oil and natural gas reserves, including both proved reserves and risk-adjusted unproved reserves, estimates of market prices considering forward commodity price curves as of the measurement date, market discount rates and estimates of operating and capital costs adjusted for inflation. Evaluated the reasonableness of estimates of market prices considering forward commodity price curves as of the measurement date, and estimates of operating and capital costs adjusted for inflation by considering the current and past performance of the United States reporting unit, external market and industry data and whether they were consistent with evidence obtained in other areas of the audit, as applicable. The work of management’s specialists was used in performing procedures to evaluate the reasonableness of the estimations of oil and natural gas reserves, including both proved reserves and risk-adjusted unproved reserves. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluating the methods and assumptions used by the specialists, testing the completeness and accuracy of the data used by the specialists, and evaluating the specialists’ findings. Professionals with specialized skill and knowledge assisted in this evaluation, as applicable. Also, Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income valuation approach and the reasonableness of the market discount rates.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Calgary, Canada

February 23, 2026

We have served as the Company’s or its predecessors’ auditor since 1958.

Consolidated Statement of Earnings

For the years ended December 31 (US$ millions, except per share amounts)		2025	2024	2023

Revenues	(Note 2)
Product and service revenues	(Note 3)	$7,176	$7,358	$7,812
Sales of purchased product	(Note 3)	1,487	1,585	2,849
Gains (losses) on risk management, net	(Note 25)	172	135	151
Sublease revenues	(Note 14)	73	74	71
Total Revenues		8,908	9,152	10,883

Operating Expenses	(Note 2)
Production, mineral and other taxes		286	333	342
Transportation and processing		1,724	1,639	1,766
Operating	(Notes 14, 22, 23)	862	931	859
Purchased product		1,447	1,546	2,815
Depreciation, depletion and amortization		2,179	2,290	1,825
Impairments	(Note 10)	920	450	-
Accretion of asset retirement obligation	(Note 17)	28	19	19
Administrative	(Notes 9, 14, 21, 22, 23)	331	365	393
Total Operating Expenses		7,777	7,573	8,019
Operating Income (Loss)		1,131	1,579	2,864
Other (Income) Expenses
Interest	(Notes 4, 15)	376	412	355
Foreign exchange (gain) loss, net	(Notes 5, 25)	31	(19)	19
Other (gains) losses, net	(Notes 7, 8, 23)	(46)	(165)	(20)
Total Other (Income) Expenses		361	228	354
Net Earnings (Loss) Before Income Tax		770	1,351	2,510
Income tax expense (recovery)	(Note 6)	(472)	226	425
Net Earnings (Loss)		$1,242	$1,125	$2,085

Net Earnings (Loss) per Share of Common Stock	(Note 18)
Basic		$4.83	$4.25	$8.02
Diluted		4.78	4.21	7.90
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 18)
Basic		257.2	264.6	259.9
Diluted		259.7	267.4	263.9

Consolidated Statement of Comprehensive Income

For the years ended December 31 (US$ millions)		2025	2024	2023

Net Earnings (Loss)		$1,242	$1,125	$2,085
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 19)	199	(269)	63
Pension and other post-employment benefit plans	(Notes 19, 23)	(3)	(4)	(4)
Other Comprehensive Income (Loss)		196	(273)	59
Comprehensive Income (Loss)		$1,438	$852	$2,144

See accompanying Notes to Consolidated Financial Statements

Consolidated Balance Sheet

As at December 31 (US$ millions)		2025	2024

Assets
Current Assets
Cash and cash equivalents		$35	$42
Accounts receivable and accrued revenues (net of allowances
of $6 million (2024: $5 million))	(Notes 3, 7)	1,128	1,183
Investment in marketable securities	(Note 7)	245	-
Risk management	(Notes 24, 25)	86	108
Income tax receivable	(Note 6)	29	36
		1,523	1,369
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		70,133	66,009
Unproved properties		434	764
Other		864	865
Property, plant and equipment		71,431	67,638
Less: Accumulated depreciation, depletion and amortization		(57,187)	(53,274)
Property, plant and equipment, net	(Note 2)	14,244	14,364
Other Assets	(Notes 11, 14)	1,299	965
Risk Management	(Notes 24, 25)	4	-
Deferred Income Taxes	(Note 6)	744	10
Goodwill	(Notes 2, 12)	2,576	2,546
	(Note 2)	$20,390	$19,254

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	(Note 13)	$1,861	$1,883
Current portion of operating lease liabilities	(Note 14)	117	82
Income tax payable	(Note 6)	5	9
Risk management	(Notes 24, 25)	2	107
Current portion of long-term debt	(Note 15)	810	600
		2,795	2,681
Long-Term Debt	(Note 15)	4,392	4,853
Operating Lease Liabilities	(Note 14)	1,105	737
Other Liabilities and Provisions	(Notes 14, 16)	100	114
Risk Management	(Notes 24, 25)	13	21
Asset Retirement Obligation	(Note 17)	388	315
Deferred Income Taxes	(Note 6)	402	202
		9,195	8,923
Commitments and Contingencies	(Note 27)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2025 issued and outstanding: 253.3 million shares (2024: 260.4 million shares)	(Note 18)	3	3
Paid in surplus	(Note 18)	7,779	8,045
Retained earnings		2,440	1,506
Accumulated other comprehensive income	(Note 19)	973	777
Total Shareholders’ Equity		11,195	10,331
		$20,390	$19,254

See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Shareholders’ Equity

For the year ended December 31, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2024		$3	$8,045	$1,506	$777	$10,331
Net Earnings (Loss)		-	-	1,242	-	1,242
Dividends on Shares of Common Stock ($1.20 per share)	(Note 18)	-	-	(308)	-	(308)
Shares of Common Stock Purchased	(Note 18)	-	(307)	-	-	(307)
Equity-Settled Compensation Costs		-	41	-	-	41
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	196	196
Balance, December 31, 2025		$3	$7,779	$2,440	$973	$11,195

For the year ended December 31, 2024 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370
Net Earnings (Loss)		-	-	1,125	-	1,125
Dividends on Shares of Common Stock ($1.20 per share)	(Note 18)	-	-	(316)	-	(316)
Shares of Common Stock Purchased	(Note 18)	-	(597)	-	-	(597)
Equity-Settled Compensation Costs		-	22	-	-	22
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	(273)	(273)
Balance, December 31, 2024		$3	$8,045	$1,506	$777	$10,331

For the year ended December 31, 2023 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2022		$3	$7,776	$(1,081)	$991	$7,689
Net Earnings (Loss)		-	-	2,085	-	2,085
Dividends on Shares of Common Stock ($1.15 per share)	(Note 18)	-	-	(307)	-	(307)
Shares of Common Stock Purchased	(Note 18)	-	(426)	-	-	(426)
Shares of Common Stock Issued	(Notes 9, 18, 26)	-	1,169	-	-	1,169
Equity-Settled Compensation Costs		-	101	-	-	101
Other Comprehensive Income (Loss)	(Note 19)	-	-	-	59	59
Balance, December 31, 2023		$3	$8,620	$697	$1,050	$10,370

See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

For the years ended December 31 (US$ millions)		2025	2024	2023

Operating Activities
Net earnings (loss)		$1,242	$1,125	$2,085
Depreciation, depletion and amortization		2,179	2,290	1,825
Impairments	(Note 10)	920	450	-
Accretion of asset retirement obligation	(Note 17)	28	19	19
Deferred income taxes	(Note 6)	(514)	144	144
Unrealized (gain) loss on risk management	(Note 25)	(6)	136	(194)
Unrealized foreign exchange (gain) loss	(Note 5)	(43)	35	(6)
Foreign exchange (gain) loss on settlements	(Note 5)	(42)	(42)	6
Other		21	(115)	20
Net change in other assets and liabilities		(40)	(74)	(62)
Net change in non-cash working capital	(Note 26)	(93)	(247)	330
Cash From (Used in) Operating Activities		3,652	3,721	4,167

Investing Activities
Capital expenditures	(Note 2)	(2,147)	(2,303)	(2,744)
Acquisitions	(Note 8)	(2,537)	(205)	(277)
Corporate acquisition, net of cash acquired	(Note 9)	-	12	(3,225)
Proceeds from divestitures	(Note 8)	1,927	163	772
Net change in investments and other	(Note 7)	(127)	(124)	(45)
Cash From (Used in) Investing Activities		(2,884)	(2,457)	(5,519)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 15)	351	(284)	(109)
Issuance of long-term debt	(Note 15)	-	-	2,278
Repayment of long-term debt	(Note 15)	(600)	-	-
Purchase of shares of common stock	(Note 18)	(307)	(597)	(426)
Dividends on shares of common stock	(Note 18)	(308)	(316)	(307)
Other	(Note 26)	102	(34)	(77)
Cash From (Used in) Financing Activities		(762)	(1,231)	1,359

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(13)	6	(9)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(7)	39	(2)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		42	3	5
Cash, Cash Equivalents and Restricted Cash, End of Year		$35	$42	$3

Cash, End of Year		$23	$4	$3
Cash Equivalents, End of Year		12	38	-
Restricted Cash, End of Year		-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Year		$35	$42	$3

Supplementary Cash Flow Information	(Note 26)

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
REVENUES FROM CONTRACTS WITH CUSTOMERS

Revenues from contracts with customers associated with Ovintiv’s oil, NGLs and natural gas, sales of purchased product and third-party gathering and processing are recognized when control of the good or service is transferred to the customer, and title or risk of loss transfers to the customer. Transaction prices are determined at inception of the contract and allocated to the performance obligations identified. Variable consideration is estimated and included in the transaction price, unless the variable consideration is constrained.

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

The carrying amount of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities reported in the Consolidated Balance Sheet approximates fair value. The fair value of investment in marketable securities is disclosed in Note 7. The fair value of long-term debt is disclosed in Note 15. Fair value information related to pension plan assets is included in Note 23. Recurring fair value measurements are performed for risk management assets and liabilities and other derivative contracts as discussed in Note 24.

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

Y)
RECENT ACCOUNTING PRONOUNCEMENTS

Changes in Accounting Policies and Practices

On January 1, 2025, Ovintiv adopted ASU 2023-09 “Improvements to Income Tax Disclosures”. The standard requires disaggregated information about the Company’s effective tax rate reconciliation as well as information on income taxes paid. The amendment requires the tabular rate reconciliation to be presented using both percentages and amounts, with additional separate disclosure for any reconciling items within certain categories equal to or greater than five percent of net earnings or loss before income tax and the applicable statutory federal income tax rate. The amendment also requires the disaggregation of income taxes paid by federal, state, and foreign jurisdictions, as well as additional disaggregated information on income taxes paid to an individual jurisdiction equal to or greater than five percent of total income taxes paid. The amendment has been applied prospectively and did not have a material impact on the Company’s annual Consolidated Financial Statements.

New Standards Issued Not Yet Adopted

As of January 1, 2027, Ovintiv will be required to adopt ASU 2024-03 “Disaggregation of Income Statement Expenses” for annual disclosures with interim disclosures required beginning in the first quarter of 2028. The new standard requires that an entity disclose tabular information about certain expenses including, but not limited to, purchases of inventory, employee compensation, and depreciation, depletion, and amortization expense that are presented within expense line captions reported in the statement of earnings. A qualitative description of the remaining other amounts within those expense line captions will be required. The Company will also be required to determine and disclose its definition of selling expenses and the total amount of selling expenses. The amendments are to be applied prospectively, with the option for retrospective application, and are not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

The tables below summarize the results of operations and total assets by segment that are provided to the Chief Operating Decision Makers (“CODMs”) which have been identified as the Company’s President & Chief Executive Officer, Executive Vice President & Chief Operating Officer, and the Executive Vice President & Chief Financial Officer. The CODMs evaluate the performance of each of the reportable segments based on Operating Income (Loss) which is also used to assess performance and allocate capital for these segments by comparing actual to historical results and forecasted financial information.

The Company evaluates the effects of debt financing, interest expense and/or interest income, foreign exchange gains (losses) and other gains (losses) at a consolidated level.

Results of Operations

Segment Information

	USA Operations			Canadian Operations
For the years ended December 31	2025	2024	2023	2025	2024	2023

Revenues
Product and service revenues (1)	$4,573	$5,612	$5,586	$2,603	$1,746	$2,226
Sales of purchased product	1,311	1,449	2,590	176	136	259
Gains (losses) on risk management, net	51	119	10	115	152	(53)
Sublease revenues	-	-	-	-	-	-
Total Revenues	5,935	7,180	8,186	2,894	2,034	2,432

Operating Expenses
Production, mineral and other taxes	265	319	327	21	14	15
Transportation and processing	453	560	683	1,271	1,079	1,083
Operating	701	810	757	161	121	102
Purchased product	1,310	1,446	2,587	137	100	228
Depreciation, depletion and amortization	1,475	1,971	1,519	683	297	286
Impairments	49	-	-	871	450	-
Total Operating Expenses	4,253	5,106	5,873	3,144	2,061	1,714
Operating Income (Loss)	$1,682	$2,074	$2,313	$(250)	$(27)	$718

	Corporate & Other			Consolidated
	2025	2024	2023	2025	2024	2023

Revenues
Product and service revenues (1)	$-	$-	$-	$7,176	$7,358	$7,812
Sales of purchased product	-	-	-	1,487	1,585	2,849
Gains (losses) on risk management, net	6	(136)	194	172	135	151
Sublease revenues	73	74	71	73	74	71
Total Revenues	79	(62)	265	8,908	9,152	10,883

Operating Expenses
Production, mineral and other taxes	-	-	-	286	333	342
Transportation and processing	-	-	-	1,724	1,639	1,766
Operating	-	-	-	862	931	859
Purchased product	-	-	-	1,447	1,546	2,815
Depreciation, depletion and amortization	21	22	20	2,179	2,290	1,825
Impairments	-	-	-	920	450	-
Accretion of asset retirement obligation	28	19	19	28	19	19
Administrative	331	365	393	331	365	393
Total Operating Expenses	380	406	432	7,777	7,573	8,019
Operating Income (Loss)	$(301)	$(468)	$(167)	1,131	1,579	2,864

Other (Income) Expenses
Interest				376	412	355
Foreign exchange (gain) loss, net				31	(19)	19
Other (gains) losses, net				(46)	(165)	(20)
Total Other (Income) Expenses				361	228	354
Net Earnings (Loss) Before Income Tax				770	1,351	2,510
Income tax expense (recovery)				(472)	226	425
Net Earnings (Loss)				$1,242	$1,125	$2,085

(1)
Product and service revenues are split by product in Note 3.

Corporate & Other Revenues by Geographic Region

	United States			Canada			Total
For the years ended December 31	2025	2024	2023	2025	2024	2023	2025	2024	2023

Corporate & Other Revenues
Gains (losses) on risk
management, net	$75	$(133)	$94	$(69)	$(3)	$100	$6	$(136)	$194
Sublease revenues	8	8	8	65	66	63	73	74	71
	$83	$(125)	$102	$(4)	$63	$163	$79	$(62)	$265

Major Customers

In connection with the marketing and sale of Ovintiv’s own and purchased oil, NGLs and natural gas for the year ended December 31, 2025, the Company had one customer which individually accounted for more than 10 percent of Ovintiv’s product revenues. Sales to this customer, which has an investment grade credit rating, totaled approximately $1,016 million which comprised $980 million in the United States and $36 million in Canada (2024 ‑ two customers with sales of approximately $3,310 million; 2023 - one customer with sales of approximately $1,976 million).

Capital Expenditures by Segment

For the years ended December 31	2025	2024	2023

USA Operations	$1,537	$1,868	$2,189
Canadian Operations	606	428	549
Corporate & Other	4	7	6
	$2,147	$2,303	$2,744

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2025	2024	2025	2024	2025	2024

USA Operations	$1,938	$1,938	$11,613	$13,263	$14,393	$16,233
Canadian Operations	638	608	2,522	970	3,921	1,917
Corporate & Other	-	-	109	131	2,076	1,104
	$2,576	$2,546	$14,244	$14,364	$20,390	$19,254

Goodwill, Property, Plant and Equipment and Total Assets by Geographic Region

	Goodwill		Property, Plant and Equipment		Total Assets
As at December 31	2025	2024	2025	2024	2025	2024

United States	$1,938	$1,938	$11,635	$13,302	$14,517	$16,320
Canada	638	608	2,609	1,062	5,873	2,934
	$2,576	$2,546	$14,244	$14,364	$20,390	$19,254

3.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues

	USA Operations			Canadian Operations
For the years ended December 31	2025	2024	2023	2025	2024	2023

Revenues from Customers
Product revenues
Oil	$3,413	$4,549	$4,444	$10	$10	$3
NGLs	693	740	679	1,422	992	1,029
Natural gas	447	318	458	1,159	741	1,192
Sales of purchased product	1,311	1,449	2,590	176	136	259
Service revenues
Gathering and processing, and other	20	5	5	12	3	2
	$5,884	$7,061	$8,176	$2,779	$1,882	$2,485

	Corporate & Other			Consolidated
	2025	2024	2023	2025	2024	2023

Revenues from Customers
Product revenues
Oil	$-	$-	$-	$3,423	$4,559	$4,447
NGLs	-	-	-	2,115	1,732	1,708
Natural gas	-	-	-	1,606	1,059	1,650
Sales of purchased product	-	-	-	1,487	1,585	2,849
Service revenues
Gathering and processing, and other	-	-	-	32	8	7
	$-	$-	$-	$8,663	$8,943	$10,661

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, sales of purchased product, as well as the provision of gathering and processing, and other services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at December 31, 2025, receivables and accrued revenues from contracts with customers were $845 million (2024 - $921 million).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices at the time of delivery.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at December 31, 2025.

As at December 31, 2025, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

4.	Interest

For the years ended December 31	2025	2024	2023

Interest Expense on:
Debt	$365	$403	$343
Finance leases (See Note 14)	1	1	2
Other	10	8	10
	$376	$412	$355

For the year ended December 31, 2025, interest expense on debt includes $5 million of financing fees associated with two term facilities which were terminated in January 2025, following the closing of the Uinta divestiture and the Montney Acquisition as described in Note 8.

For the year ended December 31, 2024, interest expense on debt includes $12 million related to bridge loan financing fees incurred in contemplation of the Montney Acquisition.

5.	Foreign Exchange (Gain) Loss, Net

For the years ended December 31	2025	2024	2023

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$(85)	$92	$(20)
Translation of intercompany notes	42	(57)	14
	(43)	35	(6)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	-	(1)	(2)
U.S. dollar risk management contracts issued from Canada	98	3	8
Intercompany notes	(42)	(41)	8
Other Monetary Revaluations	18	(15)	11
	$31	$(19)	$19

In 2024, the Company entered into $2.4 billion notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3825 to US$1 to manage the foreign exchange risk associated with the Montney Acquisition, which was denominated in Canadian dollars (see Note 8). In conjunction with the closing of the transaction, the Company settled the currency swaps and recognized a realized foreign exchange loss of approximately $97 million during 2025.

6.	Income Taxes

The provision for income taxes is as follows:

For the years ended December 31	2025	2024	2023

Current Tax
United States	$(6)	$8	$12
Canada	48	74	269
Total Current Tax Expense (Recovery)	42	82	281

Deferred Tax
United States	202	228	248
Canada	(716)	(84)	(104)
Total Deferred Tax Expense (Recovery)	(514)	144	144
Income Tax Expense (Recovery)	$(472)	$226	$425

During the year ended December 31, 2025, the current income tax expense was primarily due to the Canadian earnings subject to current tax.

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

During the year ended December 31, 2025, the deferred tax recovery was primarily due to the impact of the commercial restructure in Canada described below and ceiling test impairments in Canada, partially offset by taxes on U.S. earnings.

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

The following disclosures reflect the Company’s prospective adoption of ASU 2023-09 (see Note 1).

The components of net earnings (loss) before income tax for 2025 consist of:

For the year ended December 31	2025

Net Earnings (Loss) Before Income Tax:
United States	$1,215
Canada	(445)
$770

The following table is the rate reconciliation between income tax expense (recovery) compared to statutory expectations.

For the year ended December 31	2025
	Amount	Percent

Net Earnings (Loss) Before Income Tax	$770
Expected Income Tax Expense (Recovery) and United States Federal Statutory Tax Rate	162	21.0%
State and Local Income Tax, net of Federal Income Tax Effect (1)	(27)	(3.5%)
Foreign Tax Effect from Canada:
Statutory tax rate difference between Canada and United States	28	3.6%
Provincial income tax (2) (3)	(47)	(6.1%)
Non-taxable and non-deductible items:
Commercial restructure (3) (4)	(559)	(72.6%)
Other	3	0.4%
Effect of Cross-Border Tax Law:
Global intangible low-taxed income	9	1.2%
Subpart F	(15)	(1.9%)
Unremitted earnings	(11)	(1.4%)
Base erosion and anti-abuse tax	(16)	(2.1%)
Foreign tax credits	(22)	(2.9%)
Tax Credits:
Research & development credits	(59)	(7.7%)
Changes in Valuation Allowance (4)	22	2.9%
Changes in Unrecognized Tax Benefits	54	7.0%
Other	6	0.8%
Income Tax Expense (Recovery) and Effective Tax Rate	$(472)	(61.3%)

(1)
Texas represents the majority (greater than 50 percent) of the tax effect.
(2)
Alberta represents the majority (greater than 50 percent) of the tax effect.
(3)
The commercial restructure in Canada resulted in a capital loss utilization with a corresponding reduction of the valuation allowance and the recognition of a net deferred tax asset. In conjunction with the restructure, the Company recognized provincial income tax and a valuation allowance reversal of $520 million ($330 million federal and $190 million provincial).
(4)
The worldwide valuation allowance reversal of $498 million primarily resulted from the commercial restructure in Canada.

During the year ended December 31, 2025, Ovintiv restructured its existing arrangement with a subsidiary of Mitsubishi Corporation for ownership and development of the Cutbank Ridge lands within the Montney area of British Columbia. This commercial restructure is designed to enhance alignment between the two companies and streamline administrative processes. The tax impact of the restructure is reflected in the table above.

The effective tax rate of (61.3) percent for the year ended December 31, 2025, is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the recognition of a net deferred tax asset resulting from the commercial restructure discussed above.

The income taxes paid (recovered) by the Company are as follows:

For the year ended December 31	2025

Income Taxes Paid (Recovered), net:
United States - Federal	$17
United States - State (1)	(3)
Foreign - Canada Federal	36
Foreign - Canada Provincial (2)	12
$62
(1)
Primarily includes taxes paid to (recovered from) Texas.
(2)
Primarily includes taxes paid to (recovered from) Alberta.

The following table reconciles income taxes calculated at the applicable statutory rate with the actual income taxes, prior to the prospective adoption of ASU 2023-09.

For the years ended December 31	2024	2023

Net Earnings (Loss) Before Income Tax	$1,351	$2,510
United States Federal Statutory Tax Rate	21.0%	21.0%
Expected Income Tax Expense (Recovery)	284	527
Effect on Taxes Resulting From:
State income tax	15	23
Income tax related to foreign operations	(14)	20
Research & development credits	(67)	(128)
Non-taxable items	(5)	10
Amounts in respect of prior periods	5	(19)
U.S. international tax	40	8
Change in valuation allowance	(45)	(18)
Other	13	2
	$226	$425
Effective Tax Rate	16.7%	16.9%

During the year ended December 31, 2024, a valuation allowance of $45 million was reversed primarily related to utilization of Canadian net capital losses. During the year ended December 31, 2023, a valuation allowance of $18 million was reversed primarily related to operating losses and utilization of Canadian net capital losses.

The effective tax rate of 16.7 percent for the year ended December 31, 2024, is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the recognition of U.S. research and development credits.

The effective tax rate of 16.9 percent for the year ended December 31, 2023, is lower than the U.S. federal statutory tax rate of 21 percent primarily due to the recognition of U.S. research and development credits as described above.

The net deferred income tax asset (liability) consists of:

As at December 31	2025	2024

Deferred Income Tax Assets
Property, plant and equipment	$732	$27
Risk management	-	6
Interest and other deferred deductions	2	40
Net operating and net capital losses carried forward	888	1,665
General business credits	271	200
Foreign tax credits	22	-
CAMT credits	2	40
Compensation plans	46	45
Other	5	-
Less: valuation allowance	(765)	(1,204)

Deferred Income Tax Liabilities
Property, plant and equipment	(844)	(971)
Risk management	(17)	(17)
Other	-	(23)
Net Deferred Income Tax Asset (Liability)	$342	$(192)

As at December 31, 2025, Ovintiv has a valuation allowance against certain U.S. state losses in the amount of $29 million (2024 - $29 million), foreign tax credits of $22 million (2024 - nil) and Canadian net capital losses in the amount of $714 million (2024 - $1,175 million) as it is more likely than not that these benefits will not be realized based on expected future taxable earnings as determined in accordance with the Company’s accounting policies.

The net deferred income tax asset (liability) for the following jurisdictions is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2025	2024

Deferred Income Tax Assets
United States	$-	$-
Canada	744	10
	744	10

Deferred Income Tax Liabilities
United States	$(402)	$(202)
Canada	-	-
	(402)	(202)
Net Deferred Income Tax Asset (Liability)	$342	$(192)

Loss carryforwards and credits available are as follows:

As at December 31	2025	Expiration Date

United States
Net operating losses (federal)	$629	Indefinite
General business credits	271	2032 - 2045
Foreign tax credits	22	2035
CAMT credits	2	Indefinite
Canada
Net capital losses	$3,005	Indefinite

As at December 31, 2025, the Company has recorded a deferred income tax liability of nil (2024 - $11 million) on the undistributed earnings from its foreign investments. As at December 31, 2025, the Company had a taxable temporary difference of approximately $261 million (2024 ‑ $137 million) in respect of unremitted earnings that continue to be permanently reinvested for which a deferred income tax liability of $13 million (2024 - $7 million) has not been recognized and becomes subject to taxation upon the remittance of dividends. The deferred tax liability considers U.S. federal, state and foreign withholding tax implications.

The following table presents changes in the balance of Ovintiv’s unrecognized tax benefits excluding interest:

For the years ended December 31	2025	2024

Balance, Beginning of Year	$(246)	$(187)
Additions for tax positions taken in the current year	(23)	(39)
Additions for tax positions of prior years	(32)	(24)
Reductions for tax positions of prior years	1	4
Balance, End of Year	$(300)	$(246)

The unrecognized tax benefit is reflected in the Consolidated Balance Sheet as follows:

As at December 31	2025	2024

Income Tax Payable	$(15)	$(2)
Other Liabilities and Provisions	(15)	(12)
Deferred Income Tax Liability	(270)	(232)
Balance, End of Year	$(300)	$(246)

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained upon audit by the taxing authorities. During the year ended December 31, 2025, the Company recorded unrecognized tax benefits of $54 million (2024 - $59 million).

If recognized, all of Ovintiv’s unrecognized tax benefits as at December 31, 2025, would affect Ovintiv’s effective income tax rate. The nature of the unrecognized tax benefits is highly uncertain.

Ovintiv may recognize interest accrued in respect of unrecognized tax benefits in interest expense. During 2025, Ovintiv recognized an expense of $1 million (2024 - $1 million; 2023 - nil) in interest expense. As at December 31, 2025, Ovintiv had a liability of $1 million (2024 - $1 million) for interest accrued in respect of unrecognized tax benefits.

Included below is a summary of the tax years, by jurisdiction, that remain statutorily open for examination by the taxing authorities.

Jurisdiction	Taxation Year

United States - Federal	2021 - 2025
United States - State	2019 - 2025
Canada - Federal	2017 - 2025
Canada - Provincial	2017 - 2025

Ovintiv and its subsidiaries file income tax returns in the U.S. and Canada. Issues in dispute for audited years and audits for subsequent years are ongoing and in various stages of completion.

7.	Accounts Receivable and Accrued Revenues, and Investment in Marketable Securities

ACCOUNTS RECEIVABLE AND ACCRUED REVENUES

As at December 31	2025	2024

Trade Receivables and Accrued Revenues
Production accruals	$691	$747
Purchased product accruals	154	174
Joint interest and trade receivables	119	132
Derivative settlements	13	-
Corporate and other	61	37
Total Trade Receivables and Accrued Revenues	1,038	1,090
Prepaids	56	56
Deposits and Other	40	42
	1,134	1,188
Expected Credit Loss Allowance	(6)	(5)
	$1,128	$1,183

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

Ovintiv’s estimated credit loss allowance is estimated using historical loss information, current industry conditions and payment practices, as well as reasonable and supportable forecasts of future economic conditions. Credit risk is assessed based on days outstanding and utilizes both internal credit assessments and publicly available credit information. As at December 31, 2025, the current period expected credit loss allowance was $6 million (2024 ‑ $5 million). See Note 25 for more information on credit risk exposures.

INVESTMENT IN MARKETABLE SECURITIES

During 2025, Ovintiv purchased 18.5 million common shares of NuVista Energy Ltd. which were valued at $245 million as at December 31, 2025. The estimated fair value of the common shares is categorized within Level 1 of the fair value hierarchy. During the year ended December 31, 2025, the Company recognized an unrealized gain of $28 million related to these common shares in other (gains) losses, net in the Consolidated Statement of Earnings.

8.	Acquisitions and Divestitures

For the years ended December 31	2025	2024	2023

Acquisitions
USA Operations	$260	$200	$271
Canadian Operations	2,277	5	6
Total Acquisitions	2,537	205	277

Divestitures
USA Operations	(1,923)	(7)	(771)
Canadian Operations	(4)	-	(1)
Total Divestitures	(1,927)	(7)	(772)
Net Acquisitions & (Divestitures)	$610	$198	$(495)

ACQUISITIONS

On January 31, 2025, the Company completed the acquisition of approximately 109,000 net acres in the core of the Montney formation from Paramount Resources Ltd. for total cash consideration, including transaction costs, of approximately $2.274 billion (C$3.280), after closing adjustments (the “Montney Acquisition”). The Company funded the Montney Acquisition with cash on hand, including proceeds from the Uinta divestiture as discussed below, and proceeds from short-term borrowings. The Montney Acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired were concentrated in a single asset group, largely comprising proved oil and natural gas properties. The Company recognized the assets acquired in the Montney Acquisition at the purchase cost, including transaction costs, on a relative fair value basis. The Company recorded $2,292 million in proved properties, $128 million in unproved properties, $146 million related to asset retirement obligations, and $396 million in operating lease assets and lease liabilities related to long-term midstream agreement for a natural gas processing facility.

In 2025, acquisitions in the USA Operations were $260 million, which primarily included property purchases in Permian with oil and liquids-rich potential.

In 2024, acquisitions in the USA Operations were $200 million, which primarily included property purchases in Permian with oil and liquids-rich potential.

In 2023, acquisitions in the USA Operations were $271 million, which primarily included property purchases in Permian and Uinta with oil and liquids-rich potential.

DIVESTITURES

In 2025, divestitures in the USA Operations were $1,923 million, which primarily included the sale of Uinta located in Utah for proceeds of approximately $1,906 million, after closing and other adjustments.

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

During 2024, Ovintiv also received settlement proceeds of approximately $156 million related to the previous dispositions of certain legacy assets. Accordingly, the total net proceeds of $156 million was recognized as a gain within other (gains) losses, net in the Company’s Consolidated Statement of Earnings and is included in proceeds from divestitures in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2024.

9.	Business Combination

Acquisition of Midland Basin Assets (“Permian Acquisition”)

On June 12, 2023, Ovintiv completed a business combination to purchase all of the outstanding equity interests in seven Delaware limited liability companies (“Permian LLCs”) pursuant to the purchase agreement with Black Swan Oil & Gas, LLC, PetroLegacy II Holdings, LLC, Piedra Energy III Holdings, LLC and Piedra Energy IV Holdings, LLC, which were portfolio companies of funds managed by EnCap Investments L.P (“EnCap”). The Company paid aggregate cash consideration of approximately $3.2 billion and issued approximately 31.8 million shares of Ovintiv common stock, representing a value of approximately $1.2 billion. The cash portion of the consideration was funded through a combination of net proceeds from the Company’s May 2023 senior notes offering (see Note 15), net proceeds from the sale of Bakken during the second quarter of 2023 (see Note 8), cash on hand and proceeds from short-term borrowings. During the period from June 12, 2023, to December 31, 2023, transaction costs of approximately $76 million were included in administrative expense.

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

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred of approximately $76 million for the year ended December 31, 2023. The pro forma financial information does not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been incurred to integrate the assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the period presented, as they were primarily acreage acquisitions, and their results were not deemed material. Ovintiv’s consolidated results for the years ended December 31, 2025, and 2024, include the results from the Permian LLCs.

For the year ended December 31 (US$ millions, except per share amounts)	2023

Revenues	$11,485
Net Earnings (Loss)	$2,315

Net Earnings (Loss) per Share
Basic	$8.43
Diluted	8.31

10.	Property, Plant and Equipment, Net

As at December 31	2025			2024
	Cost	Accumulated DD&A	Net	Cost	Accumulated DD&A	Net

USA Operations
Proved properties	$50,573	$(39,294)	$11,279	$50,246	$(37,770)	$12,476
Unproved properties	316	-	316	741	-	741
Other	20	(2)	18	48	(2)	46
	50,909	(39,296)	11,613	51,035	(37,772)	13,263

Canadian Operations
Proved properties	19,560	(17,163)	2,397	15,763	(14,821)	942
Unproved properties	118	-	118	23	-	23
Other	12	(5)	7	10	(5)	5
	19,690	(17,168)	2,522	15,796	(14,826)	970

Corporate & Other	832	(723)	109	807	(676)	131
	$71,431	$(57,187)	$14,244	$67,638	$(53,274)	$14,364

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $151 million, which have been capitalized during the year ended December 31, 2025 (2024 - $181 million).

In 2025, the Company recognized before-tax non-cash ceiling test impairments of $871 million (2024 - $450 million; 2023 - nil) and $49 million (2024 - nil; 2023 - nil) in the Canadian Operations and USA Operations, respectively. The non-cash ceiling test impairments primarily resulted from the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025, and declines in the 12-month average trailing prices during the year, which reduced proved reserves in both the Canadian and USA Operations.

The 12-month average trailing prices used in the ceiling test calculations reflect benchmark prices adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality. The benchmark prices are disclosed in Note 29.

11.	Other Assets

As at December 31	2025	2024

Operating Lease ROU Assets (See Notes 8, 14)	$1,187	$788
Long-Term Investments	20	33
Long-Term Receivables	28	2
Deferred Charges	45	49
Other (1)	19	93
	$1,299	$965
(1)
Includes funds paid by the Company and held in escrow related to the Montney Acquisition at December 31, 2024.

12.	Goodwill

As at December 31	2025	2024

United States
Balance, beginning and end of year	$1,938	$1,938

Canada
Balance, beginning of year	608	661
Foreign currency translation adjustment	30	(53)
Balance, end of year	638	608
Total Goodwill	$2,576	$2,546

The Company had no additions or dispositions relating to goodwill during 2025 or 2024. The change in the Canada goodwill balance reflects movement due to foreign currency translation.

Goodwill was assessed for impairment as at December 31, 2025, and December 31, 2024. The fair values of the United States and Canada reporting units were determined to be greater than the respective carrying values of the reporting units. Accordingly, no goodwill impairments were recognized.

13.	Accounts Payable and Accrued Liabilities

As at December 31	2025	2024

Trade Payables	$390	$435
Capital Accruals	205	193
Royalty and Production Accruals	686	696
Purchased Product Accruals	139	155
Outstanding Disbursements	35	47
Payroll & Other Accruals	138	188
Property Acquisition Payable (See Note 8)	123	-
Interest Payable	103	107
Derivative Settlements	-	3
Current Portion of Long-Term Incentive Costs (See Note 22)	6	10
Current Portion of Finance Lease Obligations (See Note 14)	-	8
Current Portion of Asset Retirement Obligation (See Note 17)	36	41
	$1,861	$1,883

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

As at December 31 (US$ millions, unless otherwise specified)	2025	2024

Consolidated Balance Sheet (1):
Operating Lease ROU Assets, in Other Assets	$1,187	$788
Finance Lease ROU Assets, in Other Property Plant and Equipment (2)	-	12

Operating Lease Liabilities:
Current	117	82
Long-term	1,105	737

Finance Lease Liabilities (2):
Current, in accounts payable and accrued liabilities	-	8
Long-term, in other liabilities and provisions	-	12

Weighted Average Discount Rate
Operating leases	5.40%	5.42%
Finance leases (2)	-	6.11%
Weighted Average Remaining Lease Term
Operating leases	12.2 years	12.1 years
Finance leases (2)	-	2.5 years
(1)
Total ROU assets and liabilities are recorded at the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.
(2)
In 2025, the Company reclassified an office building lease from a finance to an operating lease following a contract modification.

For the years ended December 31	2025	2024

Lease Costs (1):
Operating Lease Costs, Excluding Short-Term Leases	$264	$271

Finance Lease Costs:
Amortization of ROU assets	3	5
Interest on lease liabilities	1	1
Total Finance Lease Costs	4	6

Short-Term Lease Costs	251	259
Variable Lease Costs	62	117

Sublease Income:
Operating lease income	53	53
Variable lease income	20	21

Other Information (2):
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash outflows from operating leases	244	198
Investing cash outflows from operating leases	267	326
Operating cash outflows from finance leases	1	1
Financing cash outflows from finance leases	4	7

Supplemental Non-Cash Information:
New ROU operating lease assets and liabilities	454	46
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

Operating lease expense is reflected in the Consolidated Statement of Earnings as follows:

For the years ended December 31	2025	2024

Operating Lease Expense
Transportation and processing	$40	$2
Operating	114	101
Administrative	94	101
Total Operating Lease Expense	$248	$204

The following table outlines the Company’s future lease payments and lease liabilities related to the Company’s operating leases as at December 31, 2025:

	2026	2027	2028	2029	2030	Thereafter	Total

Operating Leases (1)
Expected Future Lease Payments	$180	$149	$128	$123	$122	$979	$1,681
Less: Discounting							459
Present Value of Future Operating
Lease Payments							$1,222

Sublease Income (undiscounted)	$(49)	$(46)	$(42)	$(38)	$(38)	$(290)	$(503)
(1)
Lease payments are presented based on the gross contractual amount. A portion of the future lease payments will be recovered from other working interest owners based on their proportionate share when incurred.

There are no material commitments for leases with terms greater than one year that have not yet commenced at December 31, 2025.

15.	Long-Term Debt

As at December 31	Note	2025	2024

U.S. Dollar Denominated Debt
Revolving credit and term loan borrowings	A	$351	$-
U.S. Unsecured Notes:	B
5.65% due May 15, 2025		-	600
5.375% due January 1, 2026		459	459
5.65% due May 15, 2028		700	700
8.125% due September 15, 2030		300	300
7.20% due November 1, 2031		350	350
7.375% due November 1, 2031		500	500
6.25% due July 15, 2033		600	600
6.50% due August 15, 2034		599	599
6.625% due August 15, 2037		390	390
6.50% due February 1, 2038		430	430
5.15% due November 15, 2041		148	148
7.10% due July 15, 2053		400	400
Total Principal	F	5,227	5,476

Increase in Value of Debt Acquired	C	10	16
Unamortized Debt Discounts and Issuance Costs	D	(35)	(39)
Total Long-Term Debt		$5,202	$5,453

Current Portion	E	$810	$600
Long-Term Portion		4,392	4,853
		$5,202	$5,453

A)
REVOLVING CREDIT AND TERM LOAN BORROWINGS

At December 31, 2025, Ovintiv had in place committed revolving U.S. dollar denominated bank credit facilities totaling $3.5 billion, which included $2.2 billion on a revolving bank credit facility for Ovintiv Inc. and $1.3 billion on a revolving bank credit facility for a Canadian subsidiary. The facilities are extendible from time to time, but not more than once per year, for a period not longer than five years plus 90 days from the date of the extension request, at the option of the lenders and upon notice from Ovintiv. The facilities mature in December 2029, and are fully revolving up to maturity.

At December 31, 2025, the Company had $351 million of commercial paper (“CP”) outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 4.37 percent, which is supported by the Company’s credit facilities. The Ovintiv Inc. facility is unsecured and bears interest at either the lenders’ U.S. base rate or SOFR, plus applicable margins. The Canadian subsidiary facility is unsecured and bears interest at the lenders’ rates for Canadian prime, U.S. base rate, SOFR or CORRA, plus applicable margins. As at December 31, 2025, there were no outstanding amounts under the revolving credit facilities.

Ovintiv is subject to a financial covenant in its credit facility agreements and its Term Credit Agreement, as defined below, whereby financing debt to adjusted capitalization cannot exceed 60 percent. Financing debt primarily includes total long-term debt and finance lease obligations. Adjusted capitalization is calculated as the sum of total financing debt, shareholders’ equity and a $7.7 billion equity adjustment for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012 adoption of U.S. GAAP. As at December 31, 2025, the Company is in compliance with all financial covenants.

On November 4, 2025, the Company announced it had entered into a definitive agreement to acquire all of the issued and outstanding common shares of NuVista Energy Ltd. (“NuVista”) in a cash and stock transaction (“NuVista Acquisition”). On November 25, 2025, the Company entered into a $1.2 billion Two-Year Term Credit Agreement (“Term Credit Agreement”) to fund the cash component of the NuVista Acquisition. The Term Credit Agreement is unsecured and bears interest at Term CORRA or Canadian prime rate plus applicable margins. As at December 31, 2025, the Company had no outstanding borrowings under the Term Credit Agreement. The Company closed the NuVista Acquisition on February 3, 2026 (see Note 28).

Standby fees paid in 2025 relating to revolving credit and term loan agreements were approximately $8 million (2024 ‑ $8 million; 2023 - $8 million) and were included in interest expense in the Consolidated Statement of Earnings.

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

On May 31, 2023, Ovintiv completed a public offering of senior unsecured notes of $600 million with a coupon rate of 5.65 percent due May 15, 2025, $700 million with a coupon rate of 5.65 percent due May 15, 2028, $600 million with a coupon rate of 6.25 percent due July 15, 2033, and $400 million with a coupon rate of 7.10 percent due July 15, 2053. The proceeds of the offering, totaling $2,278 million, were used to fund a portion of the Company’s Permian Acquisition. See Note 9 for further information on the business combination.

C)
INCREASE IN VALUE OF DEBT ACQUIRED

Certain of the notes and debentures of the Company were acquired in business combinations and were accounted for at their fair value at the dates of acquisition. The difference between the fair value and the principal amount of the debt is being amortized over the remaining life of the outstanding debt acquired, which has a weighted average remaining life of approximately three years.

D)
UNAMORTIZED DEBT DISCOUNTS AND ISSUANCE COSTS

Long-term debt premiums and discounts are capitalized within long-term debt and are being amortized using the effective interest method. No debt discounts or issuance costs were incurred related to long term-debt during 2025 or 2024. Issuance costs are amortized over the term of the related debt.

E)
CURRENT PORTION OF LONG-TERM DEBT

As at December 31, 2025, the current portion of long-term debt was $810 million (2024 - $600 million).

F)
PROJECTED DEBT PAYMENTS

	Principal	Interest
As at December 31	Amount	Amount

2026	$810	$320
2027	-	292
2028	700	272
2029	-	253
2030	300	253
Thereafter	3,417	1,458
Total	$5,227	$2,848

As at December 31, 2025, total long-term debt had a carrying value of $5,202 million and a fair value of $5,510 million (2024 - carrying value of $5,453 million and a fair value of $5,649 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

16.	Other Liabilities and Provisions

As at December 31	2025	2024

Finance Lease Obligations (See Note 14)	$-	$12
Unrecognized Tax Benefits (See Note 6)	15	12
Pensions and Other Post-Employment Benefits (See Note 23)	75	74
Other	10	16
	$100	$114

17.	Asset Retirement Obligation

As at December 31	2025	2024

Asset Retirement Obligation, Beginning of Year	$356	$330
Liabilities Incurred	7	9
Liabilities Acquired (See Note 8)	172	-
Liabilities Settled	(40)	(52)
Liabilities Divested	(46)	-
Change in Estimated Future Cash Outflows	(68)	64
Accretion Expense	28	19
Foreign Currency Translation	15	(14)
Asset Retirement Obligation, End of Year	$424	$356

Current Portion (See Note 13)	$36	$41
Long-Term Portion	388	315
	$424	$356

18.	Share Capital

AUTHORIZED

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

ISSUED AND OUTSTANDING

As at December 31	2025		2024		2023
	Number (millions)	Amount	Number (millions)	Amount	Number (millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	260.4	$3	271.7	$3	245.7	$3
Shares of Common Stock Purchased	(7.8)	-	(12.7)	-	(9.9)	-
Shares of Common Stock Issued	0.7	-	1.4	-	35.9	-
Shares of Common Stock Outstanding, End of Year	253.3	$3	260.4	$3	271.7	$3

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

During the year ended December 31, 2025, under its 2024 NCIB program which extended from October 3, 2024, to October 2, 2025, the Company purchased approximately 7.8 million shares for total consideration of approximately $307 million. Of the amount paid, $78 thousand was charged to share capital and $307 million was charged to paid in surplus.

During the year ended December 31, 2024, under its 2023 NCIB program which extended from October 3, 2023, to October 2, 2024, the Company purchased approximately 12.7 million shares for total consideration of approximately $597 million. Of the amount paid, $127 thousand was charged to share capital and $597 million was charged to paid in surplus.

During the year ended December 31, 2023, under its 2022 NCIB program which extended from October 3, 2022, to October 2, 2023, the Company purchased approximately 7.7 million shares for total consideration of approximately $328 million. Of the amount paid, $77 thousand was charged to share capital and $328 million was charged to paid in surplus.

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

DIVIDENDS

During the year ended December 31, 2025, the Company declared and paid dividends of $1.20 per share of common stock, totaling $308 million (2024 - $1.20 per share of common stock, totaling $316 million; 2023 - $1.15 per share of common stock, totaling $307 million).

The Company’s quarterly dividend payment in 2025 and 2024 was $0.30 per share of common stock. Ovintiv’s quarterly dividend payment in 2023 was $0.25 per share of common stock in the first quarter and $0.30 per share of common stock for each of the second, third and fourth quarters.

On February 23, 2026, the Board of Directors declared a dividend of $0.30 per share of common stock payable on March 31, 2026, to shareholders of record as of March 13, 2026.

EARNINGS PER SHARE OF COMMON STOCK

The following table presents the calculation of net earnings (loss) per share of common stock:

For the years ended December 31 (US$ millions, except per share amounts)	2025	2024	2023

Net Earnings (Loss)	$1,242	$1,125	$2,085

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	257.2	264.6	259.9
Effect of dilutive securities	2.5	2.8	4.0
Weighted Average Shares of Common Stock Outstanding - Diluted	259.7	267.4	263.9

Net Earnings (Loss) per Share of Common Stock
Basic	$4.83	$4.25	$8.02
Diluted	4.78	4.21	7.90

STOCK-BASED COMPENSATION PLANS

Ovintiv’s Performance Share Unit (“PSU”) and Restricted Share Unit (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 0.7 million shares of common stock during the year ended December 31, 2025 (2024 - 1.4 million shares of common stock) as certain PSU and RSU grants vested during the year. Certain PSUs and RSUs are classified as equity-settled if the Company has sufficient common stock held in reserve for issuance. These awards are included in the calculation of fully diluted net earnings (loss) per share of common stock, using the treasury stock method, if dilutive.

Ovintiv’s stock options with associated Tandem Stock Appreciation Rights (“TSARs”) give the employee the right to purchase shares of common stock of the Company or receive cash. Historically, most holders of options have elected to exercise their TSARs in exchange for a cash payment. As a result, outstanding options are not considered potentially dilutive securities.

Following shareholder approval in the second quarter of 2025, the Company added 5.7 million shares of common stock to its reserves for issuance under its stock-based compensation plans. Subsequent to the shareholder approval, an aggregate of 11.7 million shares of common stock is authorized and held in reserve for issuance. As at

December 31, 2025, 7.8 million shares of common stock remain available for issuance under the Company’s stock-based compensation plans. Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders. As at December 31, 2025, there were no changes to Ovintiv’s compensation plans and the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

See Note 22 for further information on Ovintiv’s outstanding and exercisable TSARs, PSUs and RSUs.

19.	Accumulated Other Comprehensive Income

For the years ended December 31	2025	2024	2023

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$731	$1,000	$937
Change in Foreign Currency Translation Adjustment	199	(269)	63
Balance, End of Year	$930	$731	$1,000

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$46	$50	$54

Other Comprehensive Income Before Reclassifications:
Net actuarial gains and (losses) (See Note 23)	1	2	3
Income taxes	-	-	(1)

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings (See Note 23)	(6)	(7)	(8)
Income taxes	1	1	2
Curtailment in net defined periodic benefit cost (See Note 23)	1	-	-
Income taxes	-	-	-

Balance, End of Year	$43	$46	$50
Total Accumulated Other Comprehensive Income	$973	$777	$1,050

20.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at December 31, 2025, VMLP provides approximately 1,152 MMcf/d of natural gas gathering and compression and 913 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from six to 20 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $760 million as at December 31, 2025. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 27 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at December 31, 2025, accounts payable and accrued liabilities included $29 million (2024 - $20 million) related to the take or pay commitment and payout of minimum costs.

21.	Restructuring Charges

In 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. During 2025, the Company incurred restructuring charges of $12 million, before tax, related to severance costs (2024 - $27 million). Of the $39 million in restructuring charges incurred to date, $1 million remains accrued as at December 31, 2025 (2024 - $19 million). The remaining amount accrued is expected to be paid in 2026.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Consolidated Statement of Earnings.

For the years ended December 31	2025	2024	2023

Severance and Outplacement	$12	$27	$-
Restructuring Expenses	$12	$27	$-

As at December 31	2025	2024	2023

Outstanding Restructuring Accrual, Beginning of Year	$19	$-	$-
Restructuring Expenses Incurred	12	27	-
Restructuring Costs Paid	(30)	(8)	-
Outstanding Restructuring Accrual, End of Year (1)	$1	$19	$-

(1)
Included in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

22.	Compensation Plans

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

As at December 31, 2025, there were no changes to Ovintiv’s compensation plans and the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

The Company has recognized the following share-based compensation costs:

For the years ended December 31	2025	2024	2023

Total Compensation Costs of Transactions Classified as Cash-Settled	$(1)	$(1)	$(22)
Total Compensation Costs of Transactions Classified as Equity-Settled	80	92	98
Less: Total Share-Based Compensation Costs Capitalized	(22)	(25)	(29)
Total Share-Based Compensation Expense (Recovery)	$57	$66	$47

Recognized in the Consolidated Statement of Earnings in:
Operating	$21	$26	$25
Administrative	36	40	22
	$57	$66	$47

As at December 31, 2025, the liability for cash-settled share-based payment transactions totaled $6 million (2024 ‑ $10 million), which is recognized in accounts payable and accrued liabilities in the Consolidated Balance Sheet.

The following sections outline certain information related to Ovintiv’s compensation plans as at December 31, 2025.

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

The following table summarizes information related to the U.S. dollar denominated SARs:

As at December 31	2025			2024
	Outstanding SARs (thousands of units)	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)	Outstanding SARs (thousands of units)	Weighted Average Exercise Price (US$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	348	40.91	0.9	496	44.77
Granted	-	-		-	-
Exercised (1)	(138)	33.72		(31)	35.80
Forfeited	-	-		(5)	54.35
Expired	(116)	54.82		(112)	58.75
Outstanding, End of Year (2)	94	34.36	0.2	348	40.91	0.9
Vested and Exercisable, End of Year (3)	94	34.36	0.2	348	40.91	0.9

(1)
The intrinsic value of option awards exercised and cash-settled during 2025 was $1 million (2024 - nil; 2023 - $1 million).
(2)
The intrinsic value of option awards outstanding at December 31, 2025, was nil (2024 - $2 million).
(3)
The intrinsic value of option awards vested and exercisable at December 31, 2025, was nil (2024 - $2 million).

The following weighted average assumptions were used to determine the fair value of SARs outstanding:

	US$ Share Units
As at December 31	2025	2024	2023

Risk Free Interest Rate	2.55%	2.92%	3.95%
Dividend Yield	3.06%	2.96%	2.73%
Expected Volatility Rate (1)	39.57%	46.02%	52.32%
Expected Term	0.2 yrs	0.7 yrs	1.1 yrs
Market Share Price	US$39.19	US$40.50	US$43.92
Weighted Average Grant Date Fair Value	US$34.36	US$40.91	US$44.77
(1)
Volatility was estimated using historical rates.

As at December 31, 2025, and 2024, there were no unvested SARs outstanding and no associated unrecognized compensation costs.

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

The following table summarizes information related to the TSARs:

As at December 31	2025			2024
	Outstanding TSARs (thousands of units)	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)	Outstanding TSARs (thousands of units)	Weighted Average Exercise Price (C$)	Weighted Average Remaining Contractual Life (Years)

Outstanding, Beginning of Year	160	54.84	0.8	262	62.45
Granted	-	-		-	-
Exercised - SARs (1)	-	-		(20)	63.06
Exercised - Options (1)	(83)	46.81		-	-
Forfeited	-	-		-	-
Expired	(57)	68.80		(82)	77.15
Outstanding, End of Year (2)	20	47.70	0.2	160	54.84	0.8
Vested and Exercisable, End of Year (3)	20	47.70	0.2	160	54.84	0.8

(1)
The intrinsic value of option awards exercised and cash-settled during 2025 was $1 million (2024 - nil; 2023 - nil).
(2)
The intrinsic value of option awards outstanding at December 31, 2025, was nil (2024 - $1 million).
(3)
The intrinsic value of option awards vested and exercisable at December 31, 2025, was nil (2024 - $1 million).

The following weighted average assumptions were used to determine the fair value of TSARs outstanding:

	C$ Share Units
As at December 31	2025	2024	2023

Risk Free Interest Rate	2.55%	2.92%	3.95%
Dividend Yield	3.12%	2.82%	2.78%
Expected Volatility Rate (1)	38.35%	42.83%	48.87%
Expected Term	0.1 yrs	0.6 yrs	0.9 yrs
Market Share Price	C$53.79	C$58.23	C$58.16
Weighted Average Grant Date Fair Value	C$47.70	C$54.84	C$62.45

(1)
Volatility was estimated using historical rates.

As at December 31, 2025, and 2024, there were no unvested TSARs outstanding and no associated unrecognized compensation costs.

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

The following tables summarize information related to the PSUs:

As at December 31	2025		2024
U.S. Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	943	46.86	1,307	33.91
Granted	426	39.68	416	43.90
Vested and Released (1)	(319)	46.67	(761)	23.08
Units, in Lieu of Dividends	30	43.90	28	46.13
Forfeited	(51)	46.17	(47)	44.80
Unvested and Outstanding, End of Year	1,029	43.89	943	46.86

As at December 31	2025		2024
Canadian Dollar Denominated Outstanding PSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	365	62.10	487	45.30
Granted	159	56.32	149	59.49
Vested and Released (1)	(145)	59.02	(259)	29.04
Units, in Lieu of Dividends	11	60.85	10	62.10
Forfeited	(26)	60.81	(22)	62.40
Unvested and Outstanding, End of Year	364	60.85	365	62.10

(1)
During the year ended December 31, 2025, performance shares that vested and were cash-settled resulted in payments of $17 million (2024 ‑ $36 million; 2023 - $22 million).

As at December 31, 2025, there were approximately $22 million of unrecognized compensation costs (2024 ‑ $22 million) related to unvested PSUs. The costs are expected to be recognized over a weighted average period of 1.7 years.

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

The following table summarizes information related to the DSUs:

(thousands of units)	U.S. Dollar Denominated Outstanding DSUs		Canadian Dollar Denominated Outstanding DSUs
As at December 31	2025	2024	2025	2024

Vested and Outstanding, Beginning of Year	24	18	146	147
Granted	5	5	2	2
Converted from Bonus Awards	-	-	-	-
Units, in Lieu of Dividends	-	1	4	4
Redeemed (1)	(2)	-	(34)	(7)
Vested and Outstanding, End of Year (2)	27	24	118	146
(1)
During the year ended December 31, 2025, deferred shares that vested and were cash-settled resulted in payments of $2 million (2024 ‑ nil; 2023 ‑ $2 million).
(2)
The intrinsic value of deferred shares outstanding at December 31, 2025, was $6 million (2024 - $7 million).

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

The following tables summarize information related to the RSUs:

As at December 31	2025		2024
U.S. Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (US$)	Units (thousands)	Weighted Average Grant Date Fair Value (US$)

Unvested and Outstanding, Beginning of Year	1,878	47.24	2,225	39.11
Granted	1,131	38.78	1,050	49.30
Units, in Lieu of Dividends	58	42.83	55	47.06
Vested and Released (1)	(903)	46.31	(1,269)	34.87
Forfeited	(197)	45.77	(183)	46.61
Unvested and Outstanding, End of Year	1,967	42.82	1,878	47.24

As at December 31	2025		2024
Canadian Dollar Denominated Outstanding RSUs	Units (thousands)	Weighted Average Grant Date Fair Value (C$)	Units (thousands)	Weighted Average Grant Date Fair Value (C$)

Unvested and Outstanding, Beginning of Year	798	63.47	982	51.93
Granted	486	55.89	420	67.13
Units, in Lieu of Dividends	26	59.96	23	63.43
Vested and Released (1)	(409)	61.92	(550)	45.80
Forfeited	(33)	60.52	(77)	63.12
Unvested and Outstanding, End of Year	868	59.96	798	63.47

(1)
During the year ended December 31, 2025, restricted shares that vested and were cash-settled resulted in payments of $5 million (2024 ‑ $7 million; 2023 - $18 million).

As at December 31, 2025, there were approximately $39 million of unrecognized compensation costs (2024 ‑ $40 million) related to unvested RSUs. The costs are expected to be recognized over a weighted average period of 1.3 years.

23.	Pension and Other Post-Employment Benefits

Ovintiv sponsors defined benefit and defined contribution plans, providing pension and other post-employment benefits (“OPEB”) to its employees in the U.S. and Canada. As of January 1, 2003, the defined benefit pension plan was closed to new entrants. The average remaining service period of active employees participating in the defined benefit pension plan is four years and the average remaining life expectancy of inactive employees is 12 years. The average remaining service period of the active employees participating in the OPEB plan is 10 years.

The Company is required to file an actuarial valuation of its pension plans with the provincial regulator at least every three years, or more frequently if directed by the regulator. The most recent filing was dated December 31, 2024, and the next required filing is expected to be as at December 31, 2027.

The following tables set forth changes in the benefit obligations and fair value of plan assets for the Company’s defined benefit pension and other post-employment benefit plans for the years ended December 31, 2025, and 2024, as well as the funded status of the plans and amounts recognized in the Consolidated Financial Statements as at December 31, 2025, and 2024.

	Defined Benefits		OPEB
As at December 31	2025	2024	2025	2024

Change in Benefit Obligations
Projected Benefit Obligation, Beginning of Year	$124	$138	$45	$48
Service Cost	-	-	2	2
Interest Cost	6	6	2	2
Actuarial (Gains) Losses	(2)	3	-	(1)
Exchange Differences	5	(11)	2	(1)
Employee Contributions	-	-	1	1
Benefits Paid	(12)	(12)	(6)	(6)
Curtailment	-	-	(2)	-
Projected Benefit Obligation, End of Year	$121	$124	$44	$45

Change in Plan Assets
Fair Value of Plan Assets, Beginning of Year	$110	$123	$-	$-
Actual Return on Plan Assets	4	9	-	-
Exchange Differences	6	(10)	-	-
Employee Contributions	-	-	1	1
Employer Contributions	-	-	5	5
Benefits Paid	(12)	(12)	(6)	(6)
Transfers to Defined Contribution Plan	(1)	-	-	-
Fair Value of Plan Assets, End of Year	$107	$110	$-	$-

Funded Status of Plan Assets, End of Year	$(14)	$(14)	$(44)	$(45)

Total Recognized Amounts in the
Consolidated Balance Sheet Consist of:
Other Assets	$7	$6	$-	$-
Current Liabilities	-	-	(5)	(5)
Non-Current Liabilities	(21)	(20)	(39)	(40)
Total	$(14)	$(14)	$(44)	$(45)

Total Recognized Amounts in Accumulated
Other Comprehensive Income Consist of:
Net Actuarial (Gains) Losses	$12	$13	$(67)	$(73)
Net Prior Service Costs	(7)	(7)	6	7
Total Recognized in Accumulated Other Comprehensive
Income, Before Tax	$5	$6	$(61)	$(66)

The accumulated defined benefit obligation for all defined benefit plans was $165 million as at December 31, 2025 (2024 - $169 million).

The following table sets forth the defined benefit plans where the accumulated benefit obligation and projected benefit obligation are in excess of the fair value of the plan assets:

	Defined Benefits		OPEB
As at December 31	2025	2024	2025	2024

Projected Benefit Obligation	$(40)	$(40)	$(44)	$(45)
Accumulated Benefit Obligation	(40)	(40)	(44)	(45)
Fair Value of Plan Assets (1)	18	20	-	-
(1)
The Company does not aggregate benefit plans.

Following are the weighted average assumptions used by the Company in determining the defined benefit pension and other post-employment benefit obligations:

	Defined Benefits		OPEB
For the years ended December 31	2025	2024	2025	2024

Discount Rate	4.60%	4.50%	5.09%	5.12%
Rates of Increase in Compensation Levels	3.49%	3.37%	4.93%	4.93%

The following sets forth the total benefit plans expense recognized by the Company:

	Pension Benefits			OPEB
For the years ended December 31	2025	2024	2023	2025	2024	2023

Net Defined Periodic Benefit Cost	$1	$1	$2	$(3)	$(3)	$(4)
Defined Contribution Plan Expense	23	26	25	-	-	-
Total Benefit Plans Expense	$24	$27	$27	$(3)	$(3)	$(4)

Of the total benefit plans expense, $20 million (2024 - $23 million; 2023 - $22 million) was included in operating expense and $5 million (2024 - $5 million; 2023 - $5 million) was included in administrative expense. Excluding service costs, net defined periodic benefit gains of $4 million (2024 - $4 million; 2023 - $4 million) were recorded in other (gains) losses, net.

The net defined periodic benefit cost is as follows:

	Defined Benefits			OPEB
For the years ended December 31	2025	2024	2023	2025	2024	2023

Service Cost	$-	$-	$-	$2	$2	$2
Interest Cost	6	6	7	2	2	2
Expected Return on Plan Assets	(5)	(5)	(5)	-	-	-
Amounts Reclassified from Accumulated
Other Comprehensive Income:
Amortization of net actuarial (gains) and losses	-	-	-	(6)	(7)	(8)
Curtailment of net prior service costs	-	-	-	1	-	-
Curtailment	-	-	-	(2)	-	-
Total Net Defined Periodic Benefit Cost (1)	$1	$1	$2	$(3)	$(3)	$(4)

(1)
The components of total net defined periodic benefit cost, excluding the service cost component, are included in other (gains) losses, net.

Actuarial gains related to changes in the projected benefit obligations for the Company’s defined benefit pension plan were due were due to an increase in the discount rate used to measure the obligation.

The amounts recognized in other comprehensive income are as follows:

	Defined Benefits			OPEB
For the years ended December 31	2025	2024	2023	2025	2024	2023

Net Actuarial (Gains) Losses	$(1)	$(1)	$(4)	$-	$(1)	$1
Amortization of Net Actuarial Gains and (Losses)	-	-	-	6	7	8
Curtailment of Net Prior Service Costs	-	-	-	(1)	-	-
Total Amounts Recognized in Other Comprehensive
(Income) Loss, Before Tax	$(1)	$(1)	$(4)	$5	$6	$9
Total Amounts Recognized in Other Comprehensive
(Income) Loss, After Tax	$(1)	$(1)	$(3)	$4	$5	$7

Following are the weighted average assumptions used by the Company in determining the net periodic pension and other post-retirement benefit costs:

	Defined Benefits			OPEB
For the years ended December 31	2025	2024	2023	2025	2024	2023

Discount Rate	4.60%	4.50%	5.10%	5.25%	4.96%	5.30%
Long-Term Rate of Return on Plan Assets	3.95%	4.00%	3.85%	-	-	-
Rates of Increase in Compensation Levels	3.49%	3.37%	3.24%	4.93%	4.93%	4.93%

The Company’s assumed health care cost trend rates are as follows:

For the years ended December 31	2025	2024	2023

Health Care Cost Trend Rate for Next Year	7.15%	7.04%	6.96%
Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2033	2032	2030

The Company does not expect to contribute to its defined benefit pension plans in 2026. The Company’s OPEB plans are funded on an as required basis.

The following provides an estimate of benefit payments for the next 10 years. These estimates reflect benefit increases due to continuing employee service.

	Defined Benefit Pension Payments	Other Benefit Payments

2026	$11	$5
2027	11	4
2028	11	4
2029	11	4
2030	10	3
2031 - 2035	45	17

The Company’s registered and other defined benefit pension plan assets are presented by investment asset category and input level within the fair value hierarchy as follows:

As at December 31	2025
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$11	$-	$-	$11
Fixed Income	-	60	-	60
Equity	-	36	-	36
Fair Value of Plan Assets, End of Year	$11	$96	$-	$107

As at December 31	2024
	Level 1	Level 2	Level 3	Total

Investments:
Cash and Cash Equivalents	$13	$-	$-	$13
Fixed Income	-	61	-	61
Equity	-	36	-	36
Fair Value of Plan Assets, End of Year	$13	$97	$-	$110

Fixed Income investments consist of Canadian bonds issued by investment grade companies. Equity investments consist of international securities and securities held in the U.S. The fair values of these securities are based on dealer quotes, quoted market prices and net asset values.

Registered pension plan assets were invested by the Company in the following as at December 31, 2025: 67 percent Bonds (2024 - 66 percent), 33 percent U.S. and Foreign Equity (2024 - 31 percent) and nil Cash Equivalents (2024 ‑ three percent). The expected long-term rate of return is 4.9 percent. The expected rate of return on pension plan assets is based on historical and projected rates of return for each asset class in the plan investment portfolio. The actual return on plan assets was $4 million (2024 ‑ $9 million). The asset allocation structure is subject to diversification requirements and constraints, which reduce risk by limiting exposure to individual equity investment, credit rating categories and foreign currency exposure.

24.	Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accrued revenues, and accounts payable and accrued liabilities approximate their carrying amounts due to the short-term maturity of those instruments. The fair values of investment in marketable securities, and restricted cash and other marketable securities included in other assets approximate their carrying amounts due to the nature of the instruments held. Fair value information related to pension plan assets is included in Note 23.

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

As at December 31, 2025	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$87	$-	$87	$(1)	$86
Long-term assets	-	3	1	4	-	4

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$3	$-	$3	(1)	$2
Long-term liabilities	-	13	-	13	-	13

As at December 31, 2024	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$116	$-	$116	$(6)	$110
Foreign Currency Derivatives:
Current assets	-	-	-	-	(2)	(2)

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$26	$-	$26	$(6)	$20
Long-term liabilities	-	21	-	21	-	21
Foreign Currency Derivatives:
Current liabilities	-	89	-	89	(2)	87

(1)
Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities include contracts with terms to 2030, consisting of commodity fixed price contracts, three-way options, basis swaps and physical forward contracts receiving a percentage of the Japan Korea Marker (“JKM”) index price. The Company uses discounted cash flow and option-pricing models for fair valuing commodity derivatives. The fair value models use inputs such as contracted notional volumes, market future prices, maturities, credit adjusted risk free rates, and market-based implied volatility factors. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

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

Level 3 Fair Value Measurements

During 2025, Ovintiv entered into a ten-year physical forward contract, with terms to 2037, to deliver 100 MMcf/d of natural gas volumes with a delivery point in Alberta and will receive the Chicago city-gates (“Chicago”) index price, less deducts. Delivery of natural gas volumes is expected to commence November 1, 2027. This contract is a derivative and is required to be measured at fair value each reporting period with changes in the fair value recorded in net earnings. The fair value of this contract is based on the discounted cash flow model using observable and unobservable input such as forward prices less deducts. The data used to develop the unobservable inputs are obtained from third parties whenever possible and reviewed by the Company for reasonableness.

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Risk Management
	2025	2024

Balance, Beginning of Year	$-	$16
Total Gains (Losses)	1	14
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	-	9
Transfers Out of Level 3	-	(39)
Balance, End of Year	$1	$-

Change in Unrealized Gains (Losses) During the
Year Included in Net Earnings (Loss)	$1	$23

Quantitative information about unobservable inputs used in Level 3 fair value measurements for risk management positions is presented below as at December 31, 2025:

	Valuation Technique	Unobservable Input	Range	Weighted Average

Risk Management - Physical Forward Contract	Discounted Cash Flow Model	Forward Prices (1)	$0.65/Mcf - $2.58/Mcf	$1.14/Mcf

(1)
Forward prices refers to the differential between Chicago and AECO forward prices.

A 10 percent increase or decrease in forward price differentials between Chicago and AECO for the physical forward contract would cause an approximate corresponding $24 million (2024 - nil) increase or decrease to net risk management assets and liabilities.

25.	Financial Instruments and Risk Management

A)
FINANCIAL INSTRUMENTS

Ovintiv’s financial assets and liabilities are recognized in cash and cash equivalents, accounts receivable and accrued revenues, investment in marketable securities, other assets, accounts payable and accrued liabilities, risk management assets and liabilities, long-term debt, and other liabilities and provisions.

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

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-based contracts such as fixed price contracts and options. Ovintiv has also entered into forward contracts to manage against widening price differentials between various production areas and benchmark price points.

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at December 31, 2025, the Company does not have any notional U.S. dollar denominated currency swaps.

RISK MANAGEMENT POSITIONS AS AT DECEMBER 31, 2025

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

WTI Three-Way Options
Sold call / bought put / sold put	36.2 Mbbls/d	2026	71.14 / 60.21 / 50.86	48

Basis Contracts (1)		2026		-
Oil and NGLs Fair Value Position				48

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
AECO Fixed Price	100 MMcf/d	2026	2.33	12

NYMEX Three-Way Options
Sold call / bought put / sold put	462 MMcf/d	2026	6.46 / 3.33 / 2.61	27
Sold call / bought put / sold put	25 MMcf/d	2027	6.16 / 3.50 / 2.50	-

Basis Contracts (2)		2026		-
		2027		3
		2028 - 2030		-

Physical Forward Contracts (3)		2026 - 2037		(15)
Natural Gas Fair Value Position				27
Total Fair Value Position				$75

(1)
Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)
Ovintiv has entered into natural gas basis swaps associated with AECO and NYMEX.
(3)
Ovintiv has entered into natural gas physical forward contracts associated with JKM (100 MMcf/d) and Chicago (100 MMcf/d) as described in Note 24.

EARNINGS IMPACT OF REALIZED AND UNREALIZED GAINS (LOSSES) ON RISK MANAGEMENT POSITIONS

For the years ended December 31	2025	2024	2023

Realized Gains (Losses) on Risk Management
Commodity and Other Derivatives:
Revenues (1)	$166	$271	$(43)
Foreign Currency Derivatives:
Foreign exchange (2)	(98)	(3)	(8)
Interest Rate Derivatives:
Interest rate (3)	-	-	1
	$68	$268	$(50)

Unrealized Gains (Losses) on Risk Management
Commodity Derivatives:
Revenues	$6	$(136)	$194
Foreign Currency Derivatives:
Foreign exchange	89	(100)	21
	$95	$(236)	$215

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity and Other Derivatives:
Revenues (1)	$172	$135	$151
Foreign Currency Derivatives:
Foreign exchange (2)	(9)	(103)	13
Interest Rate Derivatives:
Interest rate (3)	-	-	1
	$163	$32	$165

(1)
There were no realized gains or losses related to other derivative contracts for the year ended December 31, 2025 (2024 - gain of $4 million; 2023 - gain of $1 million).
(2)
Includes a realized foreign exchange loss of approximately $97 million during 2025, related to notional U.S. dollar denominated currency swaps as discussed in Note 5.
(3)
The interest rate swap in 2023 was executed and settled in relation to the senior notes issuance described in Note 15. The gain was recognized in interest expense.

RECONCILIATION OF UNREALIZED RISK MANAGEMENT POSITIONS FROM JANUARY 1 TO DECEMBER 31

	2025		2024	2023
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$(20)
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Year	163	$163	$32	$165
Fair Value of Contracts Realized During the Year	(68)	(68)	(268)	50
Fair Value of Contracts, End of Year	$75	$95	$(236)	$215

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 24 for a discussion of fair value measurements.

UNREALIZED RISK MANAGEMENT POSITIONS

As at December 31	2025	2024

Risk Management Assets
Current	$86	$108
Long-term	4	-
	90	108

Risk Management Liabilities
Current	2	107
Long-term	13	21
	15	128
Net Risk Management Assets (Liabilities)	$75	$(20)

C)
CREDIT RISK

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance, and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at December 31, 2025, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $91 million and $90 million, respectively, as disclosed in Note 24. The Company had no significant credit derivatives in place and held no collateral at December 31, 2025.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at December 31, 2025, approximately 94 percent (2024 - 94 percent) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

26.	Supplementary Information

Supplemental disclosures to the Consolidated Statement of Cash Flows are presented below:

A)
NET CHANGE IN NON-CASH WORKING CAPITAL

For the years ended December 31	2025	2024	2023

Operating Activities
Accounts receivable and accrued revenues	$67	$256	$352
Accounts payable and accrued liabilities	(177)	(247)	(304)
Current portion of operating lease liabilities	35	(6)	11
Income tax receivable and payable	(18)	(250)	271
	$(93)	$(247)	$330

B)
NON-CASH ACTIVITIES

For the years ended December 31	2025	2024	2023

Non-Cash Operating Activities
ROU operating lease assets and liabilities (See Notes 8, 14)	$(454)	$(46)	$(113)
Non-Cash Investing Activities
Asset retirement obligation incurred (See Note 17)	$7	$9	$6
Asset retirement obligation change in estimated future cash outflows (See Note 17)	(68)	64	13
Property, plant and equipment accruals	12	(34)	26
Capitalized long-term incentives	(5)	(8)	(3)
Property additions/dispositions (swaps)	72	122	29
Non-Cash Financing Activities
Property acquisition payable (See Notes 8, 13)	$123	$-	$-
Shares of common stock issued in conjunction with the Permian Acquisition (See Note 9)	-	-	(1,169)

C)
SUPPLEMENTARY CASH FLOW INFORMATION

For the years ended December 31	2025	2024	2023

Interest Paid	$383	$426	$308
Income Taxes (Recovered), net of Amounts Paid (See Note 6)	$62	$295	$(19)

27.	Commitments and Contingencies

COMMITMENTS

The following table outlines the Company’s commitments as at December 31, 2025:

	Expected Future Payments
(undiscounted)	2026	2027	2028	2029	2030	Thereafter	Total

Transportation and Processing	$773	$724	$625	$562	$521	$3,051	$6,256
Drilling and Field Services	164	1	-	-	-	-	165
Building Leases & Other Commitments	8	7	6	4	3	8	36
Total	$945	$732	$631	$566	$524	$3,059	$6,457

Operating leases with terms greater than one year are not included in the commitments table above. The table above includes short-term leases with contract terms less than 12 months, such as well services and equipment, and field office leases, as well as non-lease operating cost components associated with building leases. See Note 14 for additional disclosures on leases.

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

Acquisition of NuVista Energy Ltd.

On February 3, 2026, the Company closed its previously announced acquisition of all the issued and outstanding common shares of NuVista in a cash and stock transaction valued at approximately $2.8 billion (C$3.8 billion), including Ovintiv’s previous purchase of 18.5 million common shares of NuVista. The Company issued approximately 30.1 million shares of Ovintiv common stock and paid cash consideration of approximately $1.2 billion (C$1.6 billion), which was funded with proceeds from the Term Credit Agreement. Additionally, Ovintiv assumed NuVista’s debt, totaling approximately $282 million (C$385 million), which was subsequently repaid using proceeds from short-term borrowings and cash on hand. The acquisition is strategically located adjacent to Ovintiv’s current operations in the oil-rich Alberta Montney. The post-acquisition results of operations of NuVista will be included in the Company’s interim consolidated results for the period ended March 31, 2026.

Divestiture of Anadarko

On February 17, 2026, the Company announced it had entered into a definitive agreement to sell its Anadarko assets, located in Oklahoma, for cash proceeds of $3.0 billion before closing adjustments. The transaction is expected to close early in the second quarter of 2026 and is subject to customary closing conditions, regulatory approvals and closing adjustments. The transaction has an effective date of January 1, 2026.

29.	Supplementary Oil and Gas Information (unaudited)

The unaudited supplementary information on oil and natural gas exploration and production activities for 2025, 2024 and 2023 has been presented in accordance with the FASB’s ASC Topic 932, “Extractive Activities - Oil and Gas” and the SEC’s final rule, “Modernization of Oil and Gas Reporting”. Disclosures by geographic area include the United States and Canada.

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

The following reference prices were utilized in the determination of reserves and future net revenue:

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

Reserves Pricing (1)
2025	$65.34	$90.09	$3.39	$1.76
2024	75.48	99.60	2.13	1.26
2023	78.22	104.61	2.64	2.78

(1)
All prices were held constant in all future years when estimating net revenues and reserves.

PROVED RESERVES (1)

(12-MONTH AVERAGE TRAILING PRICES)

	Oil (MMbbls)			NGLs (MMbbls)			Natural Gas (Bcf)			Total (MMBOE)
	United States	Canada	Total	United States	Canada	Total	United States	Canada	Total
2023
Beginning of year	535.2	0.1	535.3	457.8	149.0	606.9	2,698	4,090	6,789	2,273.6
Revisions and improved recovery (2)	(134.0)	-	(134.0)	(89.1)	(6.2)	(95.4)	(460)	(21)	(482)	(309.6)
Extensions and discoveries	64.7	-	64.7	23.3	20.4	43.6	146	916	1,061	285.3
Purchase of reserves in place	160.0	-	160.0	46.6	1.1	47.7	201	17	218	243.9
Sale of reserves in place	(49.1)	-	(49.1)	(28.9)	-	(28.9)	(137)	-	(137)	(100.8)
Production	(58.0)	-	(58.0)	(31.2)	(17.4)	(48.6)	(189)	(411)	(599)	(206.5)
End of year	518.8	0.1	518.9	378.4	146.9	525.3	2,259	4,591	6,850	2,185.9
Developed	277.6	0.1	277.7	275.7	78.0	353.7	1,695	2,590	4,286	1,345.6
Undeveloped	241.2	-	241.2	102.7	68.9	171.6	564	2,000	2,565	840.2
Total	518.8	0.1	518.9	378.4	146.9	525.3	2,259	4,591	6,850	2,185.9
2024
Beginning of year	518.8	0.1	518.9	378.4	146.9	525.3	2,259	4,591	6,850	2,185.9
Revisions and improved recovery (2)	2.9	0.1	2.9	129.1	(43.7)	85.4	639	(2,476)	(1,837)	(217.9)
Extensions and discoveries	118.0	0.3	118.3	58.2	13.6	71.8	346	315	660	300.1
Purchase of reserves in place	1.8	-	1.8	1.0	-	1.0	6	1	7	4.0
Sale of reserves in place	(0.3)	-	(0.3)	(0.4)	-	(0.4)	(2)	-	(2)	(1.0)
Production	(61.4)	(0.1)	(61.5)	(31.8)	(17.1)	(48.9)	(197)	(425)	(621)	(214.1)
End of year	579.8	0.2	580.0	534.5	99.7	634.2	3,052	2,005	5,057	2,057.1
Developed	273.7	0.2	274.0	336.2	59.9	396.1	1,953	1,269	3,222	1,207.1
Undeveloped	306.0	-	306.0	198.4	39.8	238.2	1,099	736	1,835	850.0
Total	579.8	0.2	580.0	534.5	99.7	634.2	3,052	2,005	5,057	2,057.1
2025
Beginning of year	579.8	0.2	580.0	534.5	99.7	634.2	3,052	2,005	5,057	2,057.1
Revisions and improved recovery (2)	(29.9)	0.1	(29.8)	10.1	10.8	20.9	190	1,053	1,243	198.2
Extensions and discoveries	19.6	-	19.6	13.6	6.1	19.7	69	529	598	138.9
Purchase of reserves in place	33.3	-	33.3	24.3	101.5	125.8	119	797	916	311.8
Sale of reserves in place	(108.2)	-	(108.2)	(14.9)	-	(14.9)	(201)	-	(201)	(156.6)
Production	(52.0)	(0.2)	(52.1)	(31.9)	(27.1)	(58.9)	(188)	(492)	(680)	(224.3)
End of year	442.5	0.2	442.7	535.8	191.1	726.8	3,041	3,892	6,933	2,325.1
Developed	240.6	0.2	240.8	364.9	105.6	470.5	2,123	2,572	4,695	1,493.7
Undeveloped	201.9	-	201.9	170.9	85.5	256.4	919	1,319	2,238	831.3
Total	442.5	0.2	442.7	535.8	191.1	726.8	3,041	3,892	6,933	2,325.1

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

Total Proved reserves increased 268.0 MMBOE including production of 224.3 MMBOE in 2025 due to the following:

•
Revisions and improved recovery of oil, NGLs and natural gas were positive primarily due to positive price revisions of 193.8 MMBOE and 93.2 MMBOE from revisions other than price, partially offset by changes in the approved development plan of 88.8 MMBOE.
•
Extensions and discoveries of oil, NGLs and natural gas increased proved reserves by 138.9 MMBOE due to successful drilling leading to increased technical delineation, as well as new proved undeveloped locations resulting from updated development plans in Montney and Permian.
•
Purchases of 311.8 MMBOE were primarily from the Montney Acquisition and properties with oil and liquids-rich potential in Permian.
•
Sales of reserves in place decreased proved reserves by 156.6 MMBOE primarily due to the Uinta divestiture.

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

	United States			Canada
	2025	2024	2023	2025	2024	2023

Future Cash Inflows	$41,435	$52,682	$47,946	$15,123	$6,562	$19,697
Less Future:
Production costs	12,732	15,122	14,405	7,505	3,959	8,147
Development costs	6,895	10,269	8,849	3,004	1,537	2,264
Income taxes	3,042	3,690	2,735	155	94	2,016
Future Net Cash Flows	18,766	23,601	21,957	4,459	972	7,270
Less 10% annual discount for estimated
timing of cash flows	8,871	10,741	10,182	1,440	160	2,963
Discounted Future Net Cash Flows	$9,895	$12,860	$11,775	$3,019	$812	$4,307

				Total
				2025	2024	2023

Future Cash Inflows				$56,558	$59,244	$67,643
Less Future:
Production costs				20,237	19,081	22,552
Development costs				9,899	11,806	11,113
Income taxes				3,197	3,784	4,751
Future Net Cash Flows				23,225	24,573	29,227
Less 10% annual discount for estimated
timing of cash flows				10,311	10,901	13,145
Discounted Future Net Cash Flows				$12,914	$13,672	$16,082

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

	United States			Canada
	2025	2024	2023	2025	2024	2023

Balance, Beginning of Year	$12,860	$11,775	$18,968	$812	$4,307	$8,531
Changes Resulting From:
Sales of oil and gas produced during the year	(3,163)	(3,984)	(3,969)	(1,197)	(580)	(1,067)
Discoveries and extensions, net of related costs	338	2,106	1,141	365	152	1,059
Purchases of proved reserves in place	587	34	2,440	907	-	24
Sales and transfers of proved reserves in place	(1,551)	(11)	(1,765)	-	-	-
Net change in prices and production costs	(3,678)	(1,704)	(5,730)	1,112	(1,700)	(6,867)
Revisions to quantity estimates	90	2,148	(5,250)	721	(3,073)	(143)
Accretion of discount	1,451	1,286	2,290	89	549	1,094
Development costs incurred during the year	1,555	1,850	2,184	615	441	575
Changes in estimated future development costs	1,053	(67)	(1,384)	(361)	(393)	(120)
Other	(1)	-	1	-	(1)	-
Net change in income taxes	354	(573)	2,849	(44)	1,110	1,221
Balance, End of Year	$9,895	$12,860	$11,775	$3,019	$812	$4,307

				Total
				2025	2024	2023

Balance, Beginning of Year				$13,672	$16,082	$27,499
Changes Resulting From:
Sales of oil and gas produced during the year				(4,360)	(4,564)	(5,036)
Discoveries and extensions, net of related costs				703	2,258	2,200
Purchases of proved reserves in place				1,494	34	2,464
Sales and transfers of proved reserves in place				(1,551)	(11)	(1,765)
Net change in prices and production costs				(2,566)	(3,404)	(12,597)
Revisions to quantity estimates				811	(925)	(5,393)
Accretion of discount				1,540	1,835	3,384
Development costs incurred during the year				2,170	2,291	2,759
Changes in estimated future development costs				692	(460)	(1,504)
Other				(1)	(1)	1
Net change in income taxes				310	537	4,070
Balance, End of Year				$12,914	$13,672	$16,082

RESULTS OF OPERATIONS

The following table sets forth revenue and direct cost information relating to the Company’s oil and natural gas exploration and production activities.

	United States			Canada
	2025	2024	2023	2025	2024	2023

Oil, NGL and Natural Gas Revenues (1)	$4,573	$5,612	$5,586	$2,603	$1,746	$2,226
Less:
Production, mineral and other taxes	265	319	327	21	14	15
Transportation and processing (2)	450	510	547	1,235	1,043	1,056
Operating (2)	695	799	743	150	109	88
Depreciation, depletion and amortization	1,475	1,971	1,519	683	297	286
Impairments	49	-	-	871	450	-
Accretion of asset retirement obligation	10	9	8	18	10	11
Operating Income (Loss)	1,629	2,004	2,442	(375)	(177)	770
Income Taxes	354	436	531	(89)	(42)	182
Results of Operations	$1,275	$1,568	$1,911	$(286)	$(135)	$588

				Total
				2025	2024	2023

Oil, NGL and Natural Gas Revenues (1)				$7,176	$7,358	$7,812
Less:
Production, mineral and other taxes				286	333	342
Transportation and processing (2)				1,685	1,553	1,603
Operating (2)				845	908	831
Depreciation, depletion and amortization				2,158	2,268	1,805
Impairments				920	450	-
Accretion of asset retirement obligation				28	19	19
Operating Income (Loss)				1,254	1,827	3,212
Income Taxes				265	394	713
Results of Operations				$989	$1,433	$2,499

(1)
Excludes gains (losses) on risk management and sales of volumes purchased from third parties.
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

	United States			Canada
	2025	2024	2023	2025	2024	2023

Proved Oil and Gas Properties	$50,573	$50,246	$47,440	$19,560	$15,763	$16,644
Unproved Oil and Gas Properties	316	741	1,449	118	23	37
Total Capital Cost	50,889	50,987	48,889	19,678	15,786	16,681
Accumulated DD&A	39,294	37,770	35,799	17,163	14,821	15,332
Net Capitalized Costs	$11,595	$13,217	$13,090	$2,515	$965	$1,349

				Total
				2025	2024	2023

Proved Oil and Gas Properties				$70,133	$66,009	$64,084
Unproved Oil and Gas Properties				434	764	1,486
Total Capital Cost				70,567	66,773	65,570
Accumulated DD&A				56,457	52,591	51,131
Net Capitalized Costs				$14,110	$14,182	$14,439

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

	United States			Canada
	2025	2024	2023	2025	2024	2023

Acquisition Costs
Unproved	$60	$-	$1,063	$128	$-	$-
Proved	200	200	3,868	2,321	5	6
Total Acquisition Costs	260	200	4,931	2,449	5	6
Exploration Costs	2	6	3	1	-	-
Development Costs	1,553	1,925	2,224	550	467	562
Total Costs Incurred	$1,815	$2,131	$7,158	$3,000	$472	$568

				Total
				2025	2024	2023

Acquisition Costs
Unproved				$188	$-	$1,063
Proved				2,521	205	3,874
Total Acquisition Costs				2,709	205	4,937
Exploration Costs				3	6	3
Development Costs				2,103	2,392	2,786
Total Costs Incurred				$4,815	$2,603	$7,726

COSTS NOT SUBJECT TO DEPLETION OR AMORTIZATION

Upstream costs in respect of significant unproved properties are excluded from the country cost center’s depletable base as follows:

As at December 31	2025	2024

United States	$316	$741
Canada	118	23
	$434	$764

The following is a summary of the costs related to Ovintiv’s unproved properties as at December 31, 2025:

	2025	2024	2023	Prior to 2023	Total

Acquisition Costs	$197	$-	$183	$23	$403
Exploration Costs	3	6	3	19	31
	$200	$6	$186	$42	$434

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

The $434 million of oil and natural gas properties not subject to depletion or amortization primarily includes leasehold and mineral costs related to Permian and Montney. These acquisition costs are associated with acquired acreage for which proved reserves have yet to be assigned from future development. The Company continually assesses the development timeline of the acquired acreage. The timing and amount of the transfer of property acquisition costs into the depletable base are based on several factors and may be subject to changes over time from drilling plans, drilling results, availability of capital, project economics and other assessments of the property. The inclusion of these acquisition costs in the depletable base is expected to occur within three years. The remaining costs excluded from depletion are related to properties which are not individually significant.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

EVALUATION AND DISCLOSURE CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2025.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

See “Management’s Assessment of Internal Control Over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

See “Report of Independent Registered Public Accounting Firm” under Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Management’s Assessment of Internal Control over Financial Reporting” under Item 8 of this Annual Report on Form 10-K.

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

Other information required by this Item 10 is set forth in the section entitled “Board of Directors and Corporate Governance” included in the Proxy Statement relating to the Company’s 2026 annual meeting of shareholders, which is incorporated herein by reference.

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

INSIDER TRADING POLICY

Ovintiv has adopted an insider trading policy (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons, as well as Ovintiv itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to us. The Insider Trading Policy applies to all directors, officers, employees and other covered persons, as well as Ovintiv and any subsidiaries, and is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item 11 is set forth in the section entitled “Executive Compensation” included in the Proxy Statement relating to the Company’s 2026 annual meeting of shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this Item 12 is set forth in the sections entitled “Securities Ownership” and “Securities Authorized for Issuance Under Equity Compensation Plans” included in the Proxy Statement relating to the Company’s 2026 annual meeting of shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is set forth in the section entitled “Board of Directors and Corporate Governance” included in the Proxy Statement relating to the Company’s 2026 annual meeting of shareholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is set forth in the section entitled “Audit Matters” included in the Proxy Statement relating to the Company’s 2026 annual meeting of shareholders, which is incorporated herein by reference.

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
2.1**

Agreement of Purchase and Sale, dated as of November 13, 2024, by and among Paramount Resources Ltd., Ovintiv Canada ULC and Ovintiv Inc. (incorporated by reference to Exhibit 2.1 to Ovintiv’s Annual Report on Form 10-K filed on February 26, 2025, SEC File No. 001-39191).

2.2**

Arrangement Agreement, dated as of November 4, 2025, by and among Ovintiv Inc., Ovintiv Canada ULC and NuVista Energy Ltd. (incorporated by reference to Exhibit 2.1 to Ovintiv’s Current Report on Form 8-K filed on November 7, 2025, SEC File No. 001-39191).

3.1	Ovintiv Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Ovintiv’s Current Report on Form 8-K12B filed on January 24, 2020, SEC File No. 001-39191).
3.2	Ovintiv Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Ovintiv’s Current Report on Form 8-K filed on December 19, 2022, SEC File No. 001-39191).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ovintiv’s Current Report on Form 8-K12B filed on January 24, 2020, SEC File No. 001-39191).
4.2	8.125% Notes due 2030 (incorporated by reference to Exhibit 4.5 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.3	7.2% Notes due 2031 (incorporated by reference to Exhibit 4.6 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.4	7.375% Notes due 2031 (incorporated by reference to Exhibit 4.7 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.5	6.50% Notes due 2034 (incorporated by reference to Exhibit 4.8 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.6	6.625% Notes due 2037 (incorporated by reference to Exhibit 4.9 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.7	6.50% Notes due 2038 (incorporated by reference to Exhibit 4.10 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
4.8	5.15% Notes due 2041 (incorporated by reference to Exhibit 4.11 to Encana’s Annual Report on Form 10-K filed on February 27, 2017, SEC File No. 001-15226).
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

10.20*

Form of Director RSU Grant Agreement for restricted share units granted to directors beginning in May 2025 under the Omnibus Incentive Plan of Ovintiv Inc. (incorporated by reference to Exhibit 10.4 to Ovintiv’s Current Report on Form 8-K filed on May 5, 2025, SEC File No. 001-39191).

10.21*

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

10.31*	Second Amendment to Omnibus Incentive Plan of Ovintiv Inc. (incorporated by reference to Exhibit 10.1 to Ovintiv’s Quarterly Report on Form 10-Q filed on August 4, 2022, SEC File No. 001-39191).
10.32*	Third Amendment to Omnibus Incentive Plan of Ovintiv Inc. (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on May 5, 2025, SEC File No. 001-39191).
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

10.50

Two-Year Term Credit Agreement, dated as of November 25, 2025, among Ovintiv Canada ULC, as Borrower, Ovintiv Inc., as Parent, JPMorgan Chase Bank, N.A., Toronto Branch, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Ovintiv’s Current Report on Form 8-K filed on December 1, 2025, SEC File No. 001-3919).

19.1	Securities Trading and Insider Reporting Policy of Ovintiv Inc. (incorporated by reference to Exhibit 19.1 to Ovintiv’s Annual Report on Form 10-K filed on February 26, 2025, SEC File No. 001-3919).
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of McDaniel & Associates Consultants Ltd.
23.3	Consent of Netherland, Sewell & Associates, Inc.
24.1	Power of Attorney (included on the signature page of this report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1

Amended and Restated Incentive Compensation Clawback Policy of Ovintiv Inc. (incorporated by reference to Exhibit 97.1 to Ovintiv’s Annual Report on Form 10-K filed on February 27, 2024, SEC File No. 001-39191).

99.1	Report of McDaniel & Associates Consultants Ltd.
99.2	Report of Netherland, Sewell & Associates, Inc.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

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

Dated: February 23, 2026

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Peter A. Dea Peter A. Dea	Chairman of the Board of Directors	February 23, 2026
/s/ Brendan M. McCracken Brendan M. McCracken	President & Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2026
/s/ Corey D. Code Corey D. Code	Executive Vice-President & Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2026
/s/ Sippy Chhina Sippy Chhina	Director	February 23, 2026
/s/ Meg A. Gentle Meg A. Gentle	Director	February 23, 2026
/s/ Gregory P. Hill Gregory P. Hill	Director	February 23, 2026
/s/ Ralph Izzo Ralph Izzo	Director	February 23, 2026
/s/ Terri G. King Terri G. King	Director	February 23, 2026
/s/ Howard J. Mayson Howard J. Mayson	Director	February 23, 2026
/s/ Steven W. Nance Steven W. Nance	Director	February 23, 2026
/s/ George L. Pita George L. Pita	Director	February 23, 2026
/s/ Thomas G. Ricks Thomas G. Ricks	Director	February 23, 2026
/s/ Brian G. Shaw Brian G. Shaw	Director	February 23, 2026