Form 10-Q
period 2026-03-31
Ovintiv Inc.
filed 2026-05-11
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of May 1, 2026	281,018,601

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

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “aims,” “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “seeks,” “strategy,” “strives,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10‑Q include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any future acquisition and divestiture transactions; the Company’s ability to successfully integrate any acquired assets into its business; drilling plans and programs, including the amount and availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated or desired benefits from acquisitions; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access capital markets, credit facilities and other sources of liquidity; the Company’s ability to timely achieve its stated sustainability goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations, including the impact of changes in trade policies and tariffs; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange rate fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase of the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

The forward-looking statements included in this Quarterly Report on Form 10-Q involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We have based these forward-looking statements on current expectations and assumptions about future events, taking into account all information currently known by us. While we consider these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, many of which are difficult to predict and beyond our control. The risks and uncertainties that may affect the operations, performance and results of our business and forward-looking statements include, but are not limited to, those set forth in Item 1A. Risk Factors of the Company’s most recent Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) and other risks and uncertainties impacting the Company’s business as described from time to time in the Company’s other periodic filings with the SEC or Canadian securities regulators.

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

The reader should carefully read the risk factors described in Item 1A. Risk Factors of the 2025 Annual Report on Form 10‑K for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements.

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended
		March 31,
(US$ millions, except per share amounts)		2026	2025
Revenues	(Note 3)
Product and service revenues	(Note 4)	$2,221	$1,965
Sales of purchased product	(Note 4)	356	410
Gains (losses) on risk management, net	(Note 20)	(63)	(16)
Sublease revenues	(Note 11)	18	18
Total Revenues		2,532	2,377
Operating Expenses	(Note 3)
Production, mineral and other taxes		79	87
Transportation and processing		471	398
Operating	(Note 18)	227	205
Purchased product		344	402
Depreciation, depletion and amortization		561	545
Impairments	(Note 10)	1,485	730
Accretion of asset retirement obligation		7	6
Administrative	(Notes 9, 17, 18)	112	93
Total Operating Expenses		3,286	2,466
Operating Income (Loss)		(754)	(89)
Other (Income) Expenses
Interest	(Notes 5, 9)	104	97
Foreign exchange (gain) loss, net	(Note 6)	(2)	10
Other (gains) losses, net		(29)	(3)
Total Other (Income) Expenses		73	104
Net Earnings (Loss) Before Income Tax		(827)	(193)
Income tax expense (recovery)	(Note 7)	(197)	(34)
Net Earnings (Loss)		$(630)	$(159)
Net Earnings (Loss) per Share of Common Stock	(Note 14)
Basic		$(2.35)	$(0.61)
Diluted		(2.35)	(0.61)
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 14)
Basic		268.2	260.4
Diluted		268.2	260.4

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2026	2025

Net Earnings (Loss)		$(630)	$(159)
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 15)	(86)	8
Pension and other post-employment benefit plans	(Note 15)	(1)	(1)
Other Comprehensive Income (Loss)		(87)	7
Comprehensive Income (Loss)		$(717)	$(152)

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		March 31,	December 31,
(US$ millions)		2026	2025

Assets
Current Assets
Cash and cash equivalents		$26	$35
Accounts receivable and accrued revenues (net of allowances
of $6 million (2025: $6 million))	(Note 4)	1,481	1,128
Investment in marketable securities	(Note 9)	-	245
Risk management	(Notes 19, 20)	226	86
Income tax receivable		81	29
		1,814	1,523
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		73,069	70,133
Unproved properties		814	434
Other		972	864
Property, plant and equipment		74,855	71,431
Less: Accumulated depreciation, depletion and amortization		(58,926)	(57,187)
Property, plant and equipment, net	(Note 3)	15,929	14,244
Other Assets		1,373	1,299
Risk Management	(Notes 19, 20)	180	4
Deferred Income Taxes		155	744
Goodwill	(Notes 3, 9)	2,843	2,576
	(Note 3)	$22,294	$20,390

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$1,925	$1,861
Current portion of operating lease liabilities		129	117
Income tax payable		41	5
Risk management	(Notes 19, 20)	241	2
Current portion of long-term debt	(Note 12)	877	810
		3,213	2,795
Long-Term Debt	(Note 12)	5,521	4,392
Operating Lease Liabilities		1,169	1,105
Other Liabilities and Provisions	(Note 13)	224	100
Risk Management	(Notes 19, 20)	-	13
Asset Retirement Obligation		427	388
Deferred Income Taxes		182	402
		10,736	9,195
Commitments and Contingencies	(Note 22)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2026 issued and outstanding: 282.7 million shares (2025: 253.3 million shares)	(Note 14)	3	3
Paid in surplus	(Note 14)	8,944	7,779
Retained earnings		1,725	2,440
Accumulated other comprehensive income	(Note 15)	886	973
Total Shareholders’ Equity		11,558	11,195
		$22,294	$20,390

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2026 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2025		$3	$7,779	$2,440	$973	$11,195
Net Earnings (Loss)		-	-	(630)	-	(630)
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(85)	-	(85)
Shares of Common Stock Purchased	(Note 14)	-	(84)	-	-	(84)
Shares of Common Stock Issued	(Notes 9, 14, 21)	-	1,277	-	-	1,277
Equity-Settled Compensation Costs		-	(28)	-	-	(28)
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(87)	(87)
Balance, March 31, 2026		$3	$8,944	$1,725	$886	$11,558

Three Months Ended March 31, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2024		$3	$8,045	$1,506	$777	$10,331
Net Earnings (Loss)		-	-	(159)	-	(159)
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(78)	-	(78)
Equity-Settled Compensation Costs		-	(21)	-	-	(21)
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	7	7
Balance, March 31, 2025		$3	$8,024	$1,269	$784	$10,080

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended
		March 31,
(US$ millions)		2026	2025

Operating Activities
Net earnings (loss)		$(630)	$(159)
Depreciation, depletion and amortization		561	545
Impairments	(Note 10)	1,485	730
Accretion of asset retirement obligation		7	6
Deferred income taxes	(Note 7)	(210)	(77)
Unrealized (gain) loss on risk management	(Note 20)	53	46
Unrealized foreign exchange (gain) loss	(Note 6)	(1)	(45)
Foreign exchange (gain) loss on settlements	(Note 6)	(1)	(42)
Other		(25)	-
Net change in other assets and liabilities		(14)	(11)
Net change in non-cash working capital	(Note 21)	(169)	(120)
Cash From (Used in) Operating Activities		1,056	873

Investing Activities
Capital expenditures	(Note 3)	(605)	(617)
Acquisitions	(Note 8)	(7)	(2,310)
Corporate acquisition, net of cash acquired	(Note 9)	(1,192)	-
Proceeds from divestitures	(Note 8)	7	1,884
Net change in investments and other		59	148
Cash From (Used in) Investing Activities		(1,738)	(895)

Financing Activities
Net issuance (repayment) of revolving debt	(Note 12)	297	85
Issuance of debt under the Term Credit Agreement	(Notes 9, 12)	1,151	-
Repayment of long-term debt	(Note 12)	(459)	-
Purchase of shares of common stock	(Note 14)	(84)	-
Dividends on shares of common stock	(Note 14)	(85)	(78)
Other		(148)	(19)
Cash From (Used in) Financing Activities		672	(12)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		1	-

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(9)	(34)
Cash, Cash Equivalents and Restricted Cash, Beginning of Year		35	42
Cash, Cash Equivalents and Restricted Cash, End of Period		$26	$8

Cash, End of Period		$23	$7
Cash Equivalents, End of Period		3	1
Restricted Cash, End of Period		-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$26	$8

Supplementary Cash Flow Information	(Note 21)

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

The interim Condensed Consolidated Financial Statements are prepared in conformity with U.S. GAAP and the rules and regulations of the SEC. Pursuant to these rules and regulations, certain information and disclosures normally required under U.S. GAAP have been condensed or have been disclosed on an annual basis only. Accordingly, the interim Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and the notes thereto for the year ended December 31, 2025, which are included in Item 8 of Ovintiv’s 2025 Annual Report on Form 10‑K.

The interim Condensed Consolidated Financial Statements have been prepared following the same accounting policies and methods of computation as the annual audited Consolidated Financial Statements for the year ended December 31, 2025.

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

Results of Operations (For the three months ended March 31)

Segment Information

	USA Operations		Canadian Operations
	2026	2025	2026	2025

Revenues
Product and service revenues	$1,229	$1,312	$992	$653
Sales of purchased product	267	368	89	42
Gains (losses) on risk management, net	(23)	-	13	30
Sublease revenues	-	-	-	-
Total Revenues	1,473	1,680	1,094	725

Operating Expenses
Production, mineral and other taxes	71	83	8	4
Transportation and processing	115	112	356	286
Operating	176	169	51	36
Purchased product	267	368	77	34
Depreciation, depletion and amortization	336	375	220	165
Impairments	1,111	-	374	730
Total Operating Expenses	2,076	1,107	1,086	1,255
Operating Income (Loss)	$(603)	$573	$8	$(530)

	Corporate & Other		Consolidated
	2026	2025	2026	2025

Revenues
Product and service revenues	$-	$-	$2,221	$1,965
Sales of purchased product	-	-	356	410
Gains (losses) on risk management, net	(53)	(46)	(63)	(16)
Sublease revenues	18	18	18	18
Total Revenues	(35)	(28)	2,532	2,377

Operating Expenses
Production, mineral and other taxes	-	-	79	87
Transportation and processing	-	-	471	398
Operating	-	-	227	205
Purchased product	-	-	344	402
Depreciation, depletion and amortization	5	5	561	545
Impairments	-	-	1,485	730
Accretion of asset retirement obligation	7	6	7	6
Administrative	112	93	112	93
Total Operating Expenses	124	104	3,286	2,466
Operating Income (Loss)	$(159)	$(132)	(754)	(89)

Other (Income) Expenses
Interest			104	97
Foreign exchange (gain) loss, net			(2)	10
Other (gains) losses, net			(29)	(3)
Total Other (Income) Expenses			73	104
Net Earnings (Loss) Before Income Tax			(827)	(193)
Income tax expense (recovery)			(197)	(34)
Net Earnings (Loss)			$(630)	$(159)

Capital Expenditures by Segment

	Three Months Ended
	March 31,
	2026	2025

USA Operations	$417	$458
Canadian Operations	187	158
Corporate & Other	1	1
	$605	$617

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025	2026	2025

USA Operations	$1,938	$1,938	$10,592	$11,613	$13,616	$14,393
Canadian Operations	905	638	5,233	2,522	7,107	3,921
Corporate & Other	-	-	104	109	1,571	2,076
	$2,843	$2,576	$15,929	$14,244	$22,294	$20,390

4.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended March 31)

	USA Operations		Canadian Operations
	2026	2025	2026	2025

Revenues from Customers
Product revenues
Oil	$923	$975	$5	$2
NGLs	162	190	523	323
Natural gas	141	145	460	327
Sales of purchased product	267	368	89	42
Service revenues
Gathering and processing, and other	3	2	4	1
	$1,496	$1,680	$1,081	$695

	Corporate & Other		Consolidated
	2026	2025	2026	2025

Revenues from Customers
Product revenues
Oil	$-	$-	$928	$977
NGLs	-	-	685	513
Natural gas	-	-	601	472
Sales of purchased product	-	-	356	410
Service revenues
Gathering and processing, and other	-	-	7	3
	$-	$-	$2,577	$2,375

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, sales of purchased product, as well as the provision of gathering and processing, and other services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at March 31, 2026, receivables and accrued revenues from contracts with customers were $1,164 million ($845 million as at December 31, 2025).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices at the time of delivery.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at March 31, 2026.

As at March 31, 2026, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended
	March 31,
	2026	2025

Interest Expense on:
Debt	$97	$97
Finance leases	1	-
Other	6	-
	$104	$97

For the three months ended March 31, 2026, interest expense on debt includes $4 million of financing fees associated with the Term Credit Agreement related to the NuVista Acquisition as defined in Note 9.

For the three months ended March 31, 2025, interest expense on debt includes $5 million of financing fees associated with two term facilities which were terminated in January 2025, following the closing of the Uinta divestiture and the Montney Acquisition as described in Note 8.

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended
	March 31,
	2026	2025

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$(1)	$(87)
Translation of intercompany notes	-	42
	(1)	(45)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar risk management contracts issued from Canada	-	98
Intercompany notes	(1)	(42)
Other Monetary Revaluations	-	(1)
	$(2)	$10

In 2024, the Company entered into $2.4 billion notional U.S. dollar denominated currency swaps at an average exchange rate of C$1.3825 to US$1 to manage the foreign exchange risk associated with the Montney Acquisition, which was denominated in Canadian dollars (see Note 8). In conjunction with the closing of the transaction, the Company settled the currency swaps and recognized a realized foreign exchange loss of approximately $97 million during the three months ended March 31, 2025.

7.	Income Taxes

	Three Months Ended
	March 31,
	2026	2025

Current Tax
United States	$1	$11
Canada	12	32
Total Current Tax Expense (Recovery)	13	43

Deferred Tax
United States	(245)	96
Canada	35	(173)
Total Deferred Tax Expense (Recovery)	(210)	(77)
Income Tax Expense (Recovery)	$(197)	$(34)
Effective Tax Rate	23.8%	17.6%

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

During the three months ended March 31, 2026, Canadian current income tax expense includes a recovery related to recently enacted Canadian legislation that accelerates capital cost recovery for years beginning in 2025.

The effective tax rate of 23.8 percent for the three months ended March 31, 2026, is higher than the U.S. federal statutory rate of 21 percent primarily due to the impact of foreign operations.

The effective tax rate of 17.6 percent for the three months ended March 31, 2025, was lower than the U.S. federal statutory rate of 21 percent primarily due to resolution of prior period tax items.

8.	Acquisitions and Divestitures

	Three Months Ended
	March 31,
	2026	2025

Acquisitions
USA Operations	$8	$2
Canadian Operations	(1)	2,308
Total Acquisitions	7	2,310

Divestitures
USA Operations	(7)	(1,884)
Total Divestitures	(7)	(1,884)
Net Acquisitions & (Divestitures)	$-	$426

Acquisitions

On January 31, 2025, the Company completed the acquisition of approximately 109,000 net acres in the core of the Montney formation from Paramount Resources Ltd. for total cash consideration, including transaction costs, of approximately $2.308 billion (C$3.328 billion), after preliminary closing adjustments (the “Montney Acquisition”). The Company funded the Montney Acquisition with cash on hand, including proceeds from the Uinta divestiture as discussed below, and proceeds from short-term borrowings. The Montney Acquisition was accounted for as an asset acquisition as substantially all of the fair value of the assets acquired were concentrated in a single asset group, largely comprising proved oil and natural gas properties.

Divestitures

For the three months ended March 31, 2025, divestitures in the USA Operations were $1,884 million, which primarily included the sale of Uinta located in Utah for proceeds of approximately $1,882 million, after preliminary closing and other adjustments.

Amounts received from the Company’s divestiture transactions have been deducted from the U.S. full cost pool.

9.	Business Combination

Acquisition of NuVista Energy Ltd. (“NuVista Acquisition”)

On February 3, 2026, Ovintiv completed the acquisition of all issued and outstanding common shares of NuVista Energy Ltd. (“NuVista”), a corporation organized under the laws of the Province of Alberta, Canada, in a cash and stock transaction valued at approximately $2.8 billion (C$3.8 billion), including Ovintiv’s previous purchase of 18.5 million common shares of NuVista. The Company issued approximately 30.1 million shares of Ovintiv common stock representing a value of approximately $1.3 billion (C$1.8 billion) and paid cash consideration of approximately $1.2 billion (C$1.6 billion) which was primarily funded with proceeds from the Term Credit Agreement as discussed in Note 12. Total transaction costs of approximately $22 million and $4 million have been included in administrative expense and interest expense, respectively.

The acquisition is strategically located in close proximity to Ovintiv’s current operations and adds approximately 930 net well locations and approximately 140,000 net acres in the core of the condensate-rich Montney in Alberta. The assets acquired generated revenues of $159 million and direct operating expenses of $64 million for the period from February 3, 2026, to March 31, 2026. The results of operations from the acquired NuVista assets have been included in Ovintiv’s consolidated financial statements since February 3, 2026.

Purchase Price Allocation

The NuVista Acquisition has been accounted for under the acquisition method of accounting, which requires that the assets and liabilities assumed be recognized at their fair values as of the acquisition date, with any excess of the purchase price over the estimated fair value of identified net assets acquired recorded as goodwill. The preliminary purchase price allocation represents the consideration paid and the fair values of the assets acquired and liabilities assumed as of the acquisition date.

The preliminary purchase price allocation was based on the initial valuation from estimates and assumptions that management believes are reasonable. These will be subject to change based on the determination of the final closing adjustments and when the remaining information necessary to complete the valuation is obtained. The Company expects the purchase price allocation to be completed within 12 months following the acquisition date, during which time the value of net assets and liabilities acquired may be revised as appropriate.

Preliminary Purchase Price Allocation

Consideration:
Fair value of shares of Ovintiv common stock issued (1)	$1,277
Consideration paid in cash (2)	1,204
Total Consideration	2,481

Fair value of 18.5 million NuVista common shares held by Ovintiv (3)	270
Total Consideration and Fair Value of NuVista Shares held by Ovintiv	$2,751

Assets Acquired:
Cash and cash equivalents	$12
Accounts receivable and accrued revenues	157
Income tax receivable	12
Risk management assets, net	169
Proved properties	2,481
Unproved properties	596
Other property, plant and equipment	19
Operating lease right-of-use assets	111
Goodwill	283

Liabilities Assumed:
Accounts payable and accrued liabilities	(108)
Debt	(229)
Operating lease liabilities	(111)
Asset retirement obligation	(51)
Other long-term liabilities	(13)
Deferred income taxes	(577)
Total Purchase Price	$2,751
(1)
Based on approximately 30.1 million Ovintiv shares of common stock at $42.47 per share (C$58.08 per share using the closing price as of February 2, 2026, on the TSX).
(2)
Includes approximately $53 million paid to NuVista employees in respect of liability awards held.
(3)
On October 1, 2025, Ovintiv purchased 18.5 million NuVista common shares for $212 million (C$296 million). As at December 31, 2025, these shares were remeasured at fair value and presented as investment in marketable securities in the Consolidated Balance Sheet. On February 2, 2026, the NuVista shares were remeasured at fair value using Ovintiv common stock at $42.47 per share (C$58.08 per share using the closing price on February 2, 2026, on the TSX).

The Company used the income approach valuation technique for the fair value of assets acquired and liabilities assumed. The carrying amounts of cash and cash equivalents, accounts receivable and accrued revenues, income tax receivable, risk management assets, net, accounts payable and accrued liabilities, and debt approximate their fair values due to their nature and/or short-term maturity of the instruments. The fair values of operating lease assets and liabilities, and other long-term liabilities were classified within Level 2 of the fair value hierarchy and were determined using quoted prices and rates from an available pricing source. The fair values of proved properties, unproved properties, other property, plant and equipment, and asset retirement obligation were categorized within Level 3 and were determined using relevant market assumptions, including discount rates, future commodity prices and costs, timing of development activities, projections of oil and gas reserves, and estimates for abandonment and reclamation. Level 3 inputs require significant judgment and estimates to be made.

Goodwill arose from the NuVista Acquisition primarily from the requirement to recognize deferred taxes on the difference between the fair value of the assets acquired and liabilities assumed and the respective carry-over tax basis. Goodwill is not amortized and is not deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information combines the historical financial results of Ovintiv with NuVista and has been prepared as though the acquisition had occurred on January 1, 2025. The pro forma information is not intended to reflect the actual results of operations that would have occurred if the NuVista Acquisition had been completed at the date indicated. In addition, the pro forma information is not intended to be a projection of Ovintiv’s results of operations for any future period.

Additionally, pro forma net earnings were adjusted to exclude transaction-related costs incurred of approximately $26 million recognized by Ovintiv and $22 million recognized by NuVista during the three months ended March 31, 2026. The pro forma financial information does not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been incurred to integrate the assets.

	Three Months Ended
	March 31,
(US$ millions, except per share amounts)	2026	2025

Revenues	$2,666	$2,633
Net Earnings (Loss)	$(594)	$(119)

Net Earnings (Loss) per Share of Common Stock
Basic	$(2.22)	$(0.41)
Diluted	(2.22)	(0.41)

10.	Property, Plant and Equipment, Net

	As at March 31, 2026			As at December 31, 2025
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$51,169	$(40,740)	$10,429	$50,573	$(39,294)	$11,279
Unproved properties	146	-	146	316	-	316
Other	19	(2)	17	20	(2)	18
	51,334	(40,742)	10,592	50,909	(39,296)	11,613

Canadian Operations
Proved properties	21,900	(17,460)	4,440	19,560	(17,163)	2,397
Unproved properties	668	-	668	118	-	118
Other	131	(6)	125	12	(5)	7
	22,699	(17,466)	5,233	19,690	(17,168)	2,522

Corporate & Other	822	(718)	104	832	(723)	109
	$74,855	$(58,926)	$15,929	$71,431	$(57,187)	$14,244

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $38 million, which have been capitalized during the three months ended March 31, 2026 (2025 - $39 million).

For the three months ended March 31, 2026, the Company recognized before-tax non-cash ceiling test impairments of $1,485 million, comprising $1,111 million in the USA Operations and $374 million in the Canadian Operations. The non-cash ceiling test impairments primarily resulted from declines in the 12-month average trailing prices which reduced proved reserves in the USA Operations, and the 12-month average trailing prices used in the ceiling test at March 31, 2026, which were lower than the market prices used for the NuVista Acquisition on February 3, 2026, in the Canadian Operations.

For the three months ended March 31, 2025, the Company recognized a before-tax non-cash ceiling test impairment of $730 million in the Canadian Operations, which primarily resulted from the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025.

The non-cash ceiling test impairments are included with accumulated DD&A in the table above.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
		Edmonton
	WTI	Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
March 31, 2026	$63.31	$86.26	$3.72	$1.80
December 31, 2025	65.34	90.09	3.39	1.76
March 31, 2025	74.52	100.94	2.44	1.38
(1)
All prices were held constant in all future years when estimating net revenues and reserves.

11.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at March 31, 2026. All subleases are classified as operating leases.

(undiscounted)	2026	2027	2028	2029	2030	Thereafter	Total

Sublease Income	$36	$45	$42	$37	$37	$285	$482

For the three months ended March 31, 2026, operating lease income was $13 million (2025 - $13 million), and variable lease income was $5 million (2025 - $5 million).

12.	Long-Term Debt

	As at	As at
	March 31,	December 31,
	2026	2025

Revolving credit and term loan borrowings	$877	$351
Term Credit Agreement	1,129	-
U.S. Unsecured Notes:
5.375% due January 1, 2026	-	459
5.65% due May 15, 2028	700	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	600	600
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
7.10% due July 15, 2053	400	400
Total Principal	6,423	5,227

Increase in Value of Debt Acquired	9	10
Unamortized Debt Discounts and Issuance Costs	(34)	(35)
Total Long-Term Debt	$6,398	$5,202

Current Portion	$877	$810
Long-Term Portion	5,521	4,392
	$6,398	$5,202

As at March 31, 2026, the Company had outstanding commercial paper of $824 million maturing at various dates with a weighted average interest rate of approximately 4.34 percent. As at March 31, 2026, the Company also had $53 million drawn on its revolving credit facilities. The credit facilities are unsecured and bear interest at the lender’s U.S. base rate, Canadian prime, SOFR or CORRA, plus applicable margins.

On November 25, 2025, the Company entered into a $1.2 billion Two-Year Term Credit Agreement (“Term Credit Agreement”) to fund the cash component of the NuVista Acquisition. The Company closed the NuVista Acquisition on February 3, 2026, and paid cash consideration of approximately $1.2 billion which was primarily funded with proceeds from the Term Credit Agreement as discussed in Note 9. As at March 31, 2026, the Company had outstanding borrowings of $1,129 million under the Term Credit Agreement which bears interest at Term CORRA plus applicable margins.

As at March 31, 2026, total long-term debt had a carrying value of $6,398 million and a fair value of $6,612 million (as at December 31, 2025 - carrying value of $5,202 million and a fair value of $5,510 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

13.	Other Liabilities and Provisions

	As at	As at
	March 31,	December 31,
	2026	2025

Finance Lease Obligations (1)	$114	$-
Unrecognized Tax Benefits	14	15
Pensions and Other Post-Employment Benefits	75	75
Other	21	10
	$224	$100
(1)
During the three months ended March 31, 2026, the Company recognized two finance leases with terms up to 15 years.

14.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	March 31, 2026		December 31, 2025
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	253.3	$3	260.4	$3
Shares of Common Stock Purchased	(1.5)	-	(7.8)	-
Shares of Common Stock Issued	30.9	-	0.7	-
Shares of Common Stock Outstanding, End of Period	282.7	$3	253.3	$3

On February 3, 2026, in accordance with the terms of the NuVista Acquisition agreement, Ovintiv issued approximately 30.1 million shares of common stock as a component of the consideration paid for the NuVista Acquisition as discussed in Note 9. In conjunction with the share issuance, the Company recognized share capital of $301 thousand and paid in surplus of $1,277 million.

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 0.8 million shares of common stock during the three months ended March 31, 2026 (0.7 million shares of common stock during the twelve months ended December 31, 2025), as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On September 29, 2025, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 22.3 million shares of common stock over a 12-month period from October 3, 2025, to October 2, 2026.

During the three months ended March 31, 2026, the Company purchased approximately 1.5 million shares for total consideration of approximately $84 million. Of the amounts paid, $15 thousand was charged to share capital and $84 million was charged to paid in surplus.

For the twelve months ended December 31, 2025, the Company purchased approximately 7.8 million shares under its 2024 NCIB program which extended from October 3, 2024, to October 2, 2025, for total consideration of approximately $307 million. Of the amount paid, $78 thousand was charged to share capital and $307 million was charged to paid in surplus.

All NCIB purchases were made in accordance with their respective programs at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

Dividends

During the three months ended March 31, 2026, the Company declared and paid dividends of $0.30 per share of common stock totaling $85 million (2025 - $0.30 per share of common stock totaling $78 million).

On May 11, 2026, the Board of Directors declared a dividend of $0.30 per share of common stock payable on June 30, 2026, to shareholders of record as of June 15, 2026.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended
	March 31,
(US$ millions, except per share amounts)	2026	2025

Net Earnings (Loss)	$(630)	$(159)

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	268.2	260.4
Effect of dilutive securities (1)	-	-
Weighted Average Shares of Common Stock Outstanding - Diluted	268.2	260.4

Net Earnings (Loss) per Share of Common Stock
Basic	$(2.35)	$(0.61)
Diluted (1)	(2.35)	(0.61)
(1)
For the three months ended March 31, 2026, and 2025, all of Ovintiv’s equity-settled awards were determined to be antidilutive and therefore excluded from the calculation of fully diluted net earnings (loss) per share of common stock.

Stock-Based Compensation Plans

Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders. As at March 31, 2026, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

15.	Accumulated Other Comprehensive Income

	Three Months Ended
	March 31,
	2026	2025

Foreign Currency Translation Adjustment
Balance, Beginning of Year	$930	$731
Change in Foreign Currency Translation Adjustment	(86)	8
Balance, End of Period	$844	$739

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Year	$43	$46

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings	(1)	(1)
Income taxes	-	-
Balance, End of Period	$42	$45
Total Accumulated Other Comprehensive Income	$886	$784

16.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at March 31, 2026, VMLP provides approximately 1,192 MMcf/d of natural gas gathering and compression and 933 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from five to 19 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $697 million as at March 31, 2026. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 22 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at March 31, 2026, accounts payable and accrued liabilities included $28 million ($29 million as at December 31, 2025) related to the take or pay commitment and payout of minimum costs.

17.	Restructuring Charges

In 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. During the three months ended March 31, 2025, the Company incurred restructuring charges of $10 million before tax, related to severance costs. As at December 31, 2025, $1 million of restructuring charges remained accrued, which were paid during the three months ended March 31, 2026.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended
	March 31,
	2026	2025

Severance and Outplacement	$-	$10
Restructuring Expenses	$-	$10

	As at	As at
	March 31,	December 31,
	2026	2025

Outstanding Restructuring Accrual, Beginning of Year	$1	$19
Restructuring Expenses Incurred	-	12
Restructuring Costs Paid	(1)	(30)
Outstanding Restructuring Accrual, End of Period (1)	$-	$1
(1)
Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

18.	Compensation Plans

As at March 31, 2026, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

The Company has recognized the following share-based compensation costs:

	Three Months Ended
	March 31,
	2026	2025

Total Compensation Costs of Transactions Classified as Cash-Settled	$7	$1
Total Compensation Costs of Transactions Classified as Equity-Settled	17	16
Less: Total Share-Based Compensation Costs Capitalized	(6)	(4)
Total Share-Based Compensation Expense (Recovery)	$18	$13

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$6	$3
Administrative	12	10
	$18	$13

As at March 31, 2026, the liability for cash-settled share-based payment transactions totaled $8 million ($6 million as at December 31, 2025), which is recognized in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

The following weighted average assumptions were used to determine the fair value of Stock Appreciation Rights (“SAR”) and Tandem Stock Appreciation Rights (“TSAR”) units outstanding:

	As at March 31, 2026		As at March 31, 2025
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units (1)	Share Units	Share Units

Risk Free Interest Rate	2.79%	-	2.47%	2.47%
Dividend Yield	2.02%	-	2.80%	2.80%
Expected Volatility Rate (2)	37.60%	-	43.45%	40.36%
Expected Term	0.5 yrs	-	0.8 yrs	0.8 yrs
Market Share Price	US$59.36	-	US$42.80	C$61.59
Weighted Average Grant Date Fair Value	US$22.95	-	US$34.49	C$46.80
(1)
As at March 31, 2026, all TSARs outstanding as at December 31, 2025, have been settled.
(2)
Volatility was estimated using historical rates.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Three Months Ended March 31, 2026 (thousands of units)

RSUs	1,232
PSUs	406
DSUs (1)	2

(1)
Deferred Share Units (“DSUs”).

19.	Fair Value Measurements

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

Recurring fair value measurements are performed for risk management assets and liabilities, as discussed further in Note 20. These items are carried at fair value in the Condensed Consolidated Balance Sheet and are classified within the three levels of the fair value hierarchy in the following tables.

Fair value changes and settlements for amounts related to risk management assets and liabilities are recognized in revenues and foreign exchange gains and losses according to their purpose.

As at March 31, 2026	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$263	$-	$263	$(37)	$226
Long-term assets	-	153	27	180	-	180

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$5	$273	$-	$278	$(37)	$241

As at December 31, 2025	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$87	$-	$87	$(1)	$86
Long-term assets	-	3	1	4	-	4

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$3	$-	$3	$(1)	$2
Long-term liabilities	-	13	-	13	-	13

(1)
Netting to offset derivative assets and liabilities where the legal right and intention to offset exists, or where counterparty master netting arrangements contain provisions for net settlement.

The Company’s Level 1 and Level 2 risk management assets and liabilities include contracts with terms to 2033, consisting of commodity fixed price contracts, three-way options, costless collars, basis swaps and physical forward contracts receiving a percentage of the Japan Korea Marker (“JKM”) index price. The Company uses discounted cash flow and option-pricing models for fair valuing commodity derivatives. The fair value models use inputs such as contracted notional volumes, market future prices, maturities, credit adjusted risk free rates, and market-based implied volatility factors. The fair values of these contracts are estimated using inputs which are either directly or indirectly observable from active markets, such as exchange and other published prices, broker quotes and observable trading activity throughout the term of the instruments.

The three-way options are a combination of a sold call, a bought put and a sold put. The costless collars are a combination of a sold call and a bought put. These contracts allow the Company to participate in the upside of commodity prices to the ceiling of the call option and provide the Company with complete (collars) or partial (three-way) downside price protection through the put options.

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

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Three Months Ended
	March 31,
	2026	2025

Balance, Beginning of Year	$1	$-
Total Gains (Losses)	26	-
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	-	-
Transfers Out of Level 3	-	-
Balance, End of Period	$27	$-
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$26	$-

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at March 31, 2026:

	Valuation Technique	Unobservable Input	Range	Weighted Average

Risk Management - Physical Forward Contract	Discounted Cash Flow Model	Forward Prices (1)	$0.69/Mcf - $3.28/Mcf	$1.26/Mcf
(1)
Forward prices refers to the differential between Chicago and AECO forward prices.

A 10 percent increase or decrease in forward price differentials between Chicago and AECO for the physical forward contract would cause an approximate corresponding $27 million ($24 million as at December 31, 2025) increase or decrease to net risk management assets and liabilities.

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

Oil and NGLs - To partially mitigate oil and NGL commodity price risk, the Company uses WTI- and NGL-based contracts such as fixed price contracts, options and costless collars. Ovintiv has also entered into basis swaps to manage against widening price differentials among various production areas, products and price points.

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX- and AECO-based contracts such as fixed price contracts, options and costless collars. Ovintiv has also entered into forward contracts to partially manage against widening price differentials among various production areas and benchmark price points.

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at March 31, 2026, the Company does not have any notional U.S. dollar denominated currency swaps.

Risk Management Positions as at March 31, 2026

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
WTI Fixed Price	4.0 Mbbls/d	2026	63.25	$(18)

WTI Three-Way Options
Sold call / bought put / sold put	47.7 Mbbls/d	2026	70.62 / 59.39 / 50.46	(222)
Sold call / bought put / sold put	7.4 Mbbls/d	2027	75.50 / 59.11 / 50.00	(14)

WTI Costless Collars
Sold call / bought put	1.0 Mbbls/d	2026	69.01 / 57.33	(5)

Basis Contracts (1)		2026		(4)

Other Financial Positions				(4)
Oil and NGLs Fair Value Position				(267)

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	20 MMcf/d	2026	4.07	4
AECO Fixed Price	134 MMcf/d	2026	2.30	37
AECO Fixed Price	111 MMcf/d	2027	2.00	6
AECO Fixed Price	100 MMcf/d	2028	2.05	2

NYMEX Three-Way Options
Sold call / bought put / sold put	450 MMcf/d	2026	5.92 / 3.33 / 2.58	28
Sold call / bought put / sold put	225 MMcf/d	2027	4.67 / 3.50 / 2.50	(6)

NYMEX Costless Collars
Sold call / bought put	95 MMcf/d	2026	5.27 / 3.75	15
Sold call / bought put	15 MMcf/d	2027	4.72 / 3.50	1

AECO Costless Collars
Sold call / bought put	8 MMcf/d	2026	2.19 / 1.72	1
Sold call / bought put	8 MMcf/d	2027	2.40 / 1.79	1

Basis Contracts (2)		2026		72
		2027		65
		2028 - 2031		67

Other Financial Positions				-

Physical Forward Contracts (3)		2026		60
		2027		67
		2028 - 2037		12
Natural Gas Fair Value Position				432
Total Fair Value Position				$165

(1)
Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)
Ovintiv has entered into natural gas basis swaps associated with AECO and NYMEX.
(3)
Ovintiv has entered into natural gas physical forward contracts associated with JKM and Chicago, as described in Note 19.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended
	March 31,
	2026	2025

Realized Gains (Losses) on Risk Management
Commodity Derivatives:
Revenues	$(10)	$30
Foreign Currency Derivatives:
Foreign exchange (1)	-	(98)
	$(10)	$(68)

Unrealized Gains (Losses) on Risk Management
Commodity Derivatives:
Revenues	$(53)	$(46)
Foreign Currency Derivatives:
Foreign exchange	-	87
	$(53)	$41

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity Derivatives:
Revenues	$(63)	$(16)
Foreign Currency Derivatives:
Foreign exchange (1)	-	(11)
	$(63)	$(27)

(1)
Includes a realized foreign exchange loss of $97 million for the three months ended March 31, 2025, related to notional U.S. dollar denominated currency swaps as discussed in Note 6.

Reconciliation of Unrealized Risk Management Positions from January 1 to March 31

	2026		2025
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$75
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	(63)	$(63)	$(27)
Fair Value of NuVista Contracts Acquired (See Note 9)	169
Settlement of NuVista Contracts from Business Combination	(26)
Fair Value of Contracts Realized During the Period	10	10	68
Fair Value of Contracts, End of Period	$165	$(53)	$41

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 19 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	March 31,	December 31,
	2026	2025

Risk Management Assets
Current	$226	$86
Long-term	180	4
	406	90

Risk Management Liabilities
Current	241	2
Long-term	-	13
	241	15
Net Risk Management Assets (Liabilities)	$165	$75

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at March 31, 2026, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $443 million and $406 million, respectively, as disclosed in Note 19. The Company had no significant credit derivatives in place and held no collateral at March 31, 2026.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at March 31, 2026, approximately 91 percent (94 percent as at December 31, 2025) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

21.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended
	March 31,
	2026	2025

Operating Activities
Accounts receivable and accrued revenues	$(169)	$(58)
Accounts payable and accrued liabilities	(7)	(101)
Current portion of operating lease liabilities	12	20
Income tax receivable and payable	(5)	19
	$(169)	$(120)

B)
Non-Cash Activities

	Three Months Ended
	March 31,
	2026	2025

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(122)	$(408)

Non-Cash Investing Activities
Property, plant and equipment accruals	$66	$69
Capitalized long-term incentives	(3)	(4)
Property additions/dispositions (swaps)	4	27

Non-Cash Financing Activities
Finance lease assets and liabilities	$(118)	$-
Common shares issued in conjunction with the NuVista Acquisition (See Note 9)	(1,277)	-

22.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at March 31, 2026:

	Expected Future Payments
(undiscounted)	2026	2027	2028	2029	2030	Thereafter	Total

Transportation and Processing	$772	$999	$888	$808	$753	$4,579	$8,799
Drilling and Field Services	173	4	2	1	1	5	186
Building Leases & Other Commitments	8	7	6	4	3	8	36
Total	$953	$1,010	$896	$813	$757	$4,592	$9,021

Operating leases with terms greater than one year are not included in the commitments table above. The table above includes short-term leases with contract terms less than 12 months, such as well services and equipment, field office leases, as well as non-lease operating cost components associated with building leases.

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

23.	Subsequent Events

Divestiture of Anadarko

On April 9, 2026, the Company closed the previously announced divestiture of its Anadarko assets for proceeds of approximately $2.9 billion, after preliminary closing adjustments. The transaction had an effective date of January 1, 2026. Following the closing of the divestiture, Ovintiv repaid the balance under its Term Credit Agreement and the facility was terminated.

Early Redemption of Senior Notes

On April 20, 2026, Ovintiv redeemed its $700 million, 5.65 percent senior notes due May 15, 2028, using proceeds from the divestiture of its Anadarko assets. Ovintiv paid approximately $737 million in cash including accrued and unpaid interest of $17 million and a one-time make-whole payment of $20 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three months ended March 31, 2026, and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended March 31, 2026 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2025, which are included in Items 8 and 7, respectively, of the 2025 Annual Report on Form 10‑K.

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

For additional information on Ovintiv’s strategy, its reporting segments and the plays in which the Company operates, refer to Items 1 and 2 of the 2025 Annual Report on Form 10-K.

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

Highlights

During the first quarter of 2026, the Company commenced its 2026 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, and delivering cash from operating activities. In conjunction with closing the NuVista Acquisition, as discussed below, the Company was also focused on integrating the new assets into its existing operations.

Higher upstream product revenues in the first quarter of 2026 compared to 2025, primarily resulted from higher average plant condensate and natural gas production volumes, partially offset by lower oil production volumes and lower average realized other NGLs prices, excluding the impact of risk management activities. Plant condensate and natural gas production volumes increased primarily due to the NuVista Acquisition during the quarter. Oil production volumes decreased primarily due to the sale of the Company’s Uinta assets in the first quarter of 2025. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments and Subsequent Events

•
On April 9, 2026, the Company closed the previously announced divestiture of its Anadarko assets, comprising approximately 360,000 net acres in the Anadarko Basin of Oklahoma, for proceeds of approximately $2.9 billion, after preliminary closing adjustments. The transaction had an effective date of January 1, 2026. Following the closing of the divestiture, Ovintiv repaid the balance under its Term Credit Agreement and the facility was terminated. The Term Credit Agreement is defined in the Liquidity and Capital Resources section of this MD&A.
•
On April 9, 2026, Ovintiv issued a notice to the trustee to redeem the Company’s $700 million, 5.65 percent senior notes due May 15, 2028. The senior notes were redeemed on April 20, 2026, using proceeds from the divestiture of the Company’s Anadarko assets, and is expected to result in annualized interest savings of approximately $40 million.
•
On February 23, 2026, Ovintiv announced an update to its shareholder return framework in support of the Company’s commitment to enhancing shareholder value. The new framework commits to returning between 50 percent and 100 percent of annual Non-GAAP Cash Flow in excess of capital expenditures through base dividends and share buybacks.
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

Financial Results

Three months ended March 31, 2026

•
Reported a net loss of $630 million, or $2.35 per share diluted, including non-cash ceiling test impairments of $1,154 million, after tax, or $4.30 per share diluted.
•
Recognized a net loss on risk management in revenues of $63 million, before tax.
•
Generated cash from operating activities of $1,056 million and Non-GAAP Cash Flow of $1,239 million.
•
Purchased for cancellation, approximately 1.5 million shares of common stock for total consideration of approximately $84 million.
•
Paid dividends of $0.30 per share of common stock totaling $85 million.
•
Had approximately $2.8 billion in total liquidity as at March 31, 2026, which included available credit facilities of $3.4 billion, available uncommitted demand lines of $162 million, and cash and cash equivalents of $26 million, net of outstanding commercial paper of $824 million.
•
Reported Debt to EBITDA of 2.4 times and Non-GAAP Debt to Adjusted EBITDA of 1.5 times.

Capital Investment

During the three months ended March 31, 2026

•
Commenced the Company’s 2026 capital plan with expenditures totaling $605 million.

Production

During the three months ended March 31, 2026

•
Produced average liquids volumes of 324.9 Mbbls/d, which accounted for 48 percent of total production volumes. Average oil and plant condensate volumes of 225.3 Mbbls/d, represented 69 percent of total liquids production volumes.
•
Produced average natural gas volumes of 2,124 MMcf/d, which accounted for 52 percent of total production volumes.
•
Produced average total volumes of 678.9 MBOE/d.

Operating Expenses

During the three months ended March 31, 2026

•
Incurred upstream transportation and processing expenses of $460 million or $7.53 per BOE, an increase of $69 million compared to 2025, primarily due to increased production volumes related to the NuVista Acquisition during the quarter.
•
Incurred upstream operating expenses of $227 million or $3.71 per BOE, an increase of $22 million compared to 2025, primarily due to increased workovers and increased activity related to the NuVista Acquisition during the quarter.
•
Incurred total production, mineral and other taxes of $79 million, which represents approximately 3.57 percent of upstream product revenues. Total production, mineral and other taxes decreased by $8 million compared to 2025, primarily due to the sale of the Company’s Uinta assets in the first quarter of 2025.

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

Oil prices for the remainder of 2026 are expected to be impacted by the conflict in the Middle East, the interplay among the pace of global economic growth, global oil demand, OPEC+ and non-OPEC+ production, other geopolitical events, and macroeconomic uncertainties.

Natural gas prices for the remainder of 2026 are expected to be impacted by the interplay among natural gas production and associated natural gas from oil production, changes in demand from the power generation sector, changes in export levels of U.S. and Canadian liquefied natural gas, impacts from seasonal weather, as well as supply chain constraints or other disruptions resulting from geopolitical events.

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

Company Outlook

The Company will continue to exercise discretion and discipline, and intends to optimize capital allocation through the remainder of 2026 as the commodity price environment evolves.

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. The Company enters into derivative financial instruments to mitigate price volatility and provide more certainty around cash flows. As at March 31, 2026, the Company has hedged approximately 52.7 Mbbls/d of expected oil and condensate production and 707 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes commodity derivatives and transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company has commenced its 2026 capital investment program, focusing on maximizing returns from high-margin oil and condensate, and generating cash flows in excess of capital expenditures.

During the first quarter of 2026, the Company invested $605 million, which was in line with its first quarter guidance range of $600 million to $650 million. The Company expects to meet its full year 2026 capital investment guidance range of $2,250 million to $2,350 million.

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

Production

During the first quarter of 2026, total average production volumes were 678.9 MBOE/d, which was at the high end of the first quarter guidance range of 660.0 MBOE/d to 680.0 MBOE/d. Average oil and plant condensate production volumes were 225.3 Mbbls/d, which exceeded the first quarter guidance range of 220.0 Mbbls/d to 225.0 Mbbls/d. Average other NGL production volumes were 99.6 Mbbls/d and average natural gas production volumes were 2,124 MMcf/d, which were at the high end of their first quarter guidance ranges of 96.0 Mbbls/d to 100.0 Mbbls/d and 2,075 MMcf/d to 2,125 MMcf/d, respectively.

The Company expects to meet its full year 2026 total production guidance range of 620.0 MBOE/d to 645.0 MBOE/d, including oil and plant condensate production volumes of approximately 205.0 Mbbls/d to 212.0 Mbbls/d, other NGLs production volumes of approximately 80.0 Mbbls/d to 85.0 Mbbls/d and natural gas production volumes of approximately 2,000 MMcf/d to 2,100 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

During the first quarter of 2026, upstream transportation and processing expenses were $7.53 per BOE, which was lower than the first quarter guidance range of $8.25 per BOE to $8.75 per BOE primarily due to a settlement related to a downstream transportation contract in the Canadian Operations. Upstream operating expenses were $3.71 per BOE and total production, mineral and other taxes were approximately 3.57 percent of upstream product revenues, which were within the first quarter guidance ranges of $3.50 per BOE to $3.75 per BOE and 3.50 to 4.00 percent, respectively.

Following the close of the Anadarko divestiture, the Company expects to incur upstream transportation and processing costs of approximately $8.75 per BOE to $9.25 per BOE, upstream operating expenses of approximately $3.00 per BOE to $3.50 per BOE, and total production, mineral and other taxes of approximately 3.25 to 3.75 percent of upstream product revenues.

Additional information on Ovintiv’s second quarter and full year 2026 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

In May 2026, Ovintiv published its 2025 Sustainability Report. The report highlights the Company’s 2025 sustainability results, and its progress in emissions intensity reductions with the goal to meet its Scope 1&2 GHG emissions target by 2030. As at the end of 2025, the Company had achieved 85 percent of its Scope 1&2 GHG emissions intensity reduction target of 50 percent by 2030, measured against the 2019 baseline. Ovintiv remains committed to its GHG emissions reduction target and has tied the target to the Company’s annual compensation program for all employees. In addition, Ovintiv continues to work towards eliminating routine flaring in its operations.

In conjunction with the Company’s strategy, Ovintiv may acquire assets to strengthen its portfolio. Acquisitions are assessed and evaluated for environmental impacts and alignment with the Company’s GHG emissions intensity target. Ovintiv continues to work to integrate sustainable practices within acquired operations to support company-wide sustainability objectives, while maintaining its 2030 GHG emissions intensity target.

The Company’s social commitment framework, which is rooted in the Company’s foundational values of integrity, safety, sustainability, trust and respect, reflects Ovintiv’s positive contributions to the communities where it operates and highlights the Company’s approach to enabling an inclusive culture.

Ovintiv remains committed to protecting the health and safety of its workforce. Safety is a foundational value at Ovintiv and plays a critical role in the Company’s belief that a safe workplace is a strong indicator of a well-managed business. This safety-oriented mindset enables the Company to quickly respond to emergencies and minimize impacts to employees and business continuity. Safety performance goals are incorporated into the Company’s annual compensation program. Additional information on talent management and employee safety can be found in the Human Capital section of Items 1 and 2 of the 2025 Annual Report on Form 10-K.

Additional information on Ovintiv’s sustainable business practices are included in its most recent Sustainability Report on the Company’s website at www.ovintiv.com.

Results of Operations

Selected Financial Information

	Three months ended March 31,
($ millions)	2026	2025

Product and Service Revenues
Upstream product revenues	$2,214	$1,962
Service revenues (1)	7	3
Total Product and Service Revenues	2,221	1,965

Sales of Purchased Product	356	410
Gains (Losses) on Risk Management, Net	(63)	(16)
Sublease Revenues	18	18
Total Revenues	2,532	2,377

Total Operating Expenses (2)	3,286	2,466
Operating Income (Loss)	(754)	(89)
Total Other (Income) Expenses	73	104
Net Earnings (Loss) Before Income Tax	(827)	(193)
Income Tax Expense (Recovery)	(197)	(34)

Net Earnings (Loss)	$(630)	$(159)
(1)
Service revenues comprise third-party gathering and processing fees, and other revenues.
(2)
Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs. The three months ended March 31, 2026, includes non-cash ceiling test impairments of $1,485 million (2025 ‑ $730 million).

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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended March 31,
(average for the period)	2026	2025

Oil & NGLs
WTI ($/bbl)	$71.93	$71.42
Houston ($/bbl)	72.88	72.68
Edmonton Condensate (C$/bbl)	98.22	100.58

Natural Gas
NYMEX ($/MMBtu)	$5.04	$3.65
AECO (C$/Mcf)	2.49	2.02
Dawn (C$/MMBtu)	6.05	5.66

Production Volumes and Realized Prices

	Three months ended March 31,
	Production Volumes (1)		Realized Prices (2)
	2026	2025	2026	2025

Oil (Mbbls/d, $/bbl)
USA Operations	141.2	150.3	$72.62	$71.79
Canadian Operations	0.6	0.2	71.82	71.46
Total	141.8	150.5	72.62	71.79

NGLs - Plant Condensate (Mbbls/d, $/bbl)
USA Operations	11.3	10.3	57.10	58.35
Canadian Operations	72.2	44.9	71.66	68.02
Total	83.5	55.2	69.69	66.22

NGLs - Other (Mbbls/d, $/bbl)
USA Operations	74.8	70.4	15.54	21.70
Canadian Operations	24.8	18.3	25.90	28.92
Total	99.6	88.7	18.12	23.21

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	227.3	231.0	53.06	55.97
Canadian Operations	97.6	63.4	60.05	56.76
Total	324.9	294.4	55.16	56.14

Natural Gas (MMcf/d, $/Mcf)
USA Operations	520	510	3.03	3.15
Canadian Operations	1,604	1,254	3.19	2.91
Total	2,124	1,764	3.14	2.98

Total Production (MBOE/d, $/BOE)
USA Operations	314.0	315.9	43.41	46.02
Canadian Operations	364.9	272.4	30.06	26.59
Total	678.9	588.3	36.24	37.03

Production Mix (%)
Oil & Plant Condensate	33	35
NGLs - Other	15	15
Total Oil & NGLs	48	50
Natural Gas	52	50

Production Change
Period Over Period (%) (3)
Total Oil & NGLs	10	(2)
Natural Gas	20	7
Total Production	15	3
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues, Excluding Realized Gains (Losses) on Risk Management

	Three months ended March 31,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2025 Upstream Product Revenues	$977	$328	$185	$472	$1,962
Increase (decrease) due to:
Sales prices	6	23	(49)	35	15
Production volumes	(55)	173	25	94	237
2026 Upstream Product Revenues	$928	$524	$161	$601	$2,214

Oil Revenues

Three months ended March 31, 2026, versus March 31, 2025

Oil revenues were lower by $49 million compared to the first quarter of 2025 primarily due to:

•
Lower average oil production volumes of 8.7 Mbbls/d decreased revenues by $55 million. Lower production volumes were primarily due to the sale of the Uinta assets during the first quarter of 2025 (5.9 Mbbls/d) and fewer wells put on production in Permian in 2026 compared to 2025 (4.5 Mbbls/d), partially offset by successful drilling in Anadarko (2.1 Mbbls/d).

NGL Revenues

Three months ended March 31, 2026, versus March 31, 2025

NGL revenues were higher by $172 million compared to the first quarter of 2025 primarily due to:

•
Higher average plant condensate production volumes of 28.3 Mbbls/d increased revenues by $173 million. Higher production volumes were primarily due to the NuVista Acquisition during the quarter (17.4 Mbbls/d) and the Montney assets acquired in the first quarter of 2025 (7.3 Mbbls/d);
•
Higher average other NGLs production volumes of 10.9 Mbbls/d increased revenues by $25 million. Higher production volumes were primarily due to the NuVista Acquisition during the quarter (6.0 Mbbls/d) and increased associated other NGLs production in Permian (4.5 Mbbls/d);
•
An increase of $3.47 per bbl, or five percent, in the average realized plant condensate prices which increased revenues by $23 million. The increase primarily reflected higher regional pricing relative to benchmark prices in the Canadian Operations and a lower U.S./Canadian dollar foreign exchange rate; and
•
A decrease of $5.09 per bbl, or 22 percent, in the average realized other NGLs price decreased revenues by $49 million. The decrease primarily reflected lower other NGLs benchmark prices and lower regional pricing.

Natural Gas Revenues

Three months ended March 31, 2026, versus March 31, 2025

Natural gas revenues were higher by $129 million compared to the first quarter of 2025 primarily due to:

•
Higher average natural gas production volumes of 360 MMcf/d increased revenues by $94 million. Higher production volumes were primarily due to the NuVista Acquisition during the quarter (271 MMcf/d) and the Montney assets acquired in the first quarter of 2025 (69 MMcf/d); and
•
An increase of $0.16 per Mcf, or five percent, in the average realized natural gas prices which increased revenues by $35 million. The increase reflected the higher AECO benchmark price which was up 23 percent, partially offset by lower realized price increases from exposure to other downstream benchmark prices relating to the Company’s diversified markets in the Canadian Operations.

Sales of Purchased Product

Revenues from the sale of purchased product relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended March 31,
($ millions)	2026	2025

Sales of Purchased Product	$356	$410

Three months ended March 31, 2026, versus March 31, 2025

Sales of purchased product revenues decreased $54 million compared to the first quarter of 2025 primarily due to:

•
Lower sales of third-party purchased liquids volumes in the USA Operations ($87 million);

partially offset by:

•
Higher realized third-party natural gas and liquids pricing ($25 million and $6 million, respectively).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at March 31, 2026, can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended March 31,
($ millions)	2026	2025

Realized Gains (Losses) on Risk Management
Commodity Price
Oil	$(23)	$-
NGLs - Plant Condensate	(5)	-
Natural Gas	18	30
Total	(10)	30

Unrealized Gains (Losses) on Risk Management	(53)	(46)
Total Gains (Losses) on Risk Management, Net	$(63)	$(16)

	Three months ended March 31,
(Per-unit)	2026	2025

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$(1.84)	$-
NGLs - Plant Condensate ($/bbl)	$(0.63)	$-
Natural Gas ($/Mcf)	$0.10	$0.18
Total ($/BOE)	$(0.16)	$0.56

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

	$ millions		$/BOE
Three months ended March 31,	2026	2025	2026	2025

USA Operations	$71	$83	$2.53	$2.91
Canadian Operations	8	4	$0.24	$0.16
Total	$79	$87	$1.30	$1.64

Three months ended March 31, 2026, versus March 31, 2025

Production, mineral and other taxes decreased $8 million compared to the first quarter of 2025 primarily due to:

•
The sale of the Uinta assets during the first quarter of 2025 ($5 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	$ millions		$/BOE
Three months ended March 31,	2026	2025	2026	2025

Upstream
USA Operations	$115	$112	$4.08	$3.92
Canadian Operations	345	279	$10.49	$11.37
Upstream Transportation and Processing	460	391	$7.53	$7.36

Other (1)	11	7
Total	$471	$398
(1)
Includes other third-party transportation and processing fees with no associated volumes in the Canadian Operations of approximately $11 million (2025 ‑ $7 million).

Three months ended March 31, 2026, versus March 31, 2025

Transportation and processing expense increased $73 million compared to the first quarter of 2025 primarily due to:

•
Higher production volumes due to the NuVista Acquisition during the quarter ($68 million), higher midstream transportation costs in Montney ($18 million) and a lower U.S./Canadian dollar exchange rate ($13 million);

partially offset by:

•
A settlement related to a downstream transportation contract in the Canadian Operations ($19 million) and lower downstream transportation costs in Montney due to a third-party adjustment ($6 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	$ millions		$/BOE
Three months ended March 31,	2026	2025	2026	2025

Upstream
USA Operations	$176	$169	$6.20	$5.97
Canadian Operations	51	36	$1.56	$1.46
Upstream Operating Expense	227	205	$3.71	$3.89

Other	-	-
Total	$227	$205

Three months ended March 31, 2026, versus March 31, 2025

Operating expense increased $22 million compared to the first quarter of 2025 primarily due to:

•
Increased workover activity in Montney and Permian ($12 million), higher activity due to the NuVista Acquisition during the quarter ($8 million) and higher water disposal costs in Permian ($4 million);

partially offset by:

•
The sale of the Uinta assets in the first quarter of 2025 ($7 million) and lower electricity costs in Permian ($4 million).

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended March 31,
($ millions)	2026	2025

Purchased Product	$344	$402

Three months ended March 31, 2026, versus March 31, 2025

Purchased product expense decreased $58 million compared to the first quarter of 2025 primarily due to:

•
Lower third-party purchased liquids volumes in the USA Operations ($87 million);

partially offset by:

•
Higher third-party natural gas and liquids purchase prices ($21 million and $6 million, respectively).

Depreciation, Depletion & Amortization

Proved properties within each country cost center are depleted using the unit-of-production method based on proved reserves as discussed in Note 1 to the Consolidated Financial Statements included in Item 8 of the 2025 Annual Report on Form 10-K. Depletion rates are impacted by impairments, acquisitions, divestitures and foreign exchange rates, as well as fluctuations in 12-month average trailing prices which affect proved reserves volumes. Corporate assets are carried at cost and depreciated on a straight-line basis over the estimated service lives of the assets.

Additional information can be found under Upstream Assets and Reserve Estimates in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2025 Annual Report on Form 10-K.

	$ millions		$/BOE
Three months ended March 31,	2026	2025	2026	2025

Upstream
USA Operations	$336	$375	$11.88	$13.17
Canadian Operations	220	165	$6.70	$6.72
Upstream DD&A	556	540	$9.10	$10.19

Corporate & Other	5	5
Total	$561	$545

Three months ended March 31, 2026, versus March 31, 2025

DD&A increased $16 million compared to the first quarter of 2025 primarily due to:

•
Higher production volumes in the Canadian Operations primarily due to the NuVista Acquisition during the quarter ($59 million) and a lower U.S./Canadian dollar foreign exchange rate ($8 million);

partially offset by:

•
Lower depletion rates in the USA Operations and the Canadian Operations ($37 million and $11 million, respectively).

The upstream depletion rate in the USA Operations decreased $1.29 per BOE primarily due to a lower depletable base resulting from the sale of the Uinta assets in the first quarter of 2025. The upstream depletion rate in the Canadian Operations decreased $0.02 per BOE primarily due to a lower depletable base resulting from the ceiling test impairments recognized in the first and third quarters of 2025, partially offset by the NuVista Acquisition during the quarter.

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

In the first quarter of 2026, the Company recognized before-tax non-cash ceiling test impairments of $1,485 million, comprising $1,111 million in the USA Operations and $374 million in the Canadian Operations. The non-cash ceiling test impairments primarily resulted from declines in the 12-month average trailing prices which reduced proved reserves in the USA Operations, and the 12-month average trailing prices used in the ceiling test at March 31, 2026, which were lower than the market prices used for the NuVista Acquisition on February 3, 2026, in the Canadian Operations.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
March 31, 2026	$63.31	$86.26	$3.72	$1.80
December 31, 2025	65.34	90.09	3.39	1.76
March 31, 2025	74.52	100.94	2.44	1.38
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

	$ millions		$/BOE
Three months ended March 31,	2026	2025	2026	2025

Administrative, excluding Long-Term Incentive Costs,	$80	$72	$1.31	$1.36
Restructuring Costs, and Transaction and Legal Costs (1)
Long-term incentive costs	12	10	0.20	0.19
Restructuring costs	-	10	-	0.18
Transaction and legal costs	20	1	0.33	0.02
Total Administrative	$112	$93	$1.84	$1.75
(1)
Includes costs related to The Bow office lease of $29 million (2025 - $28 million), half of which is recovered from sublease revenues.

Three months ended March 31, 2026, versus March 31, 2025

Administrative expense increased $19 million compared to the first quarter of 2025 primarily due to:

•
Transaction costs incurred related to the NuVista Acquisition during the quarter ($22 million);

partially offset by:

•
Restructuring costs incurred in 2025 ($10 million).

In 2024, Ovintiv undertook a plan, which extended into 2025, to reduce its workforce by approximately 10 percent as part of a corporate reorganization. Additional information on restructuring charges and long-term incentive costs can be found in Notes 17 and 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Expenses

	Three months ended March 31,
($ millions)	2026	2025

Interest	$104	$97
Foreign Exchange (Gain) Loss, Net	(2)	10
Other (Gains) Losses, Net	(29)	(3)
Total Other (Income) Expenses	$73	$104

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest and long-term debt can be found in Notes 5 and 12, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended March 31, 2026, versus March 31, 2025

Interest expense increased $7 million compared to the first quarter of 2025 primarily due to:

•
Higher interest expense on short-term borrowings and the Term Credit Agreement ($16 million);

partially offset by:

•
Lower interest expense resulting from the repayment of the Company’s $459 million senior notes during the quarter and its $600 million senior notes in the second quarter of 2025 ($15 million).

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

Three months ended March 31, 2026, versus March 31, 2025

Net foreign exchange gain of $2 million compared to a loss of $10 million during the first quarter of 2025 primarily due to:

•
Realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada in 2025 ($98 million) and unrealized foreign exchange losses on the translation of intercompany notes in 2025 ($42 million);

partially offset by:

•
Lower unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada ($86 million) and lower realized foreign exchange gains on the settlement of intercompany notes ($41 million).

Other (Gains) Losses, Net

Other (gains) losses, net, primarily includes other non-recurring revenues or expenses and may also include items such as interest income and adjustments related to other assets.

In the first quarter of 2026, the Company recognized a gain of approximately $25 million resulting from the fair value remeasurement of the previously acquired 18.5 million NuVista common shares in conjunction with the closing of the NuVista Acquisition.

Income Tax

During the first quarter of 2026, the current income tax expense of $13 million was lower than 2025 primarily due to recently enacted Canadian legislation that accelerates capital cost recovery and favorable changes in the calculation of Corporate Alternative Minimum Tax in the U.S.

During the first quarter of 2026, the deferred income tax recovery of $210 million was higher than 2025, primarily due to the impact of the non-cash ceiling test impairment recognized in the U.S. in 2026, partially offset by Canadian deferred tax expense.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations and shareholder return framework or to manage its capital structure as discussed below. As at March 31, 2026, $22 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

	As at March 31,
($ millions, except as indicated)	2026	2025

Cash and Cash Equivalents	$26	$8
Available Credit Facilities	3,447	3,500
Available Uncommitted Demand Lines (1)	162	92
Available Term Credit Agreement (2)	-	-
Issuance of U.S. Commercial Paper	(824)	(85)
Total Liquidity	$2,811	$3,515

Long-Term Debt, including current portion	$6,398	$5,538
Total Shareholders’ Equity	$11,558	$10,080

Debt to Capitalization (%) (3)	36	35
Debt to Adjusted Capitalization (%) (3)	25	24
(1)
Includes four uncommitted demand lines totaling $355 million, net of $193 million in related undrawn letters of credit (2025 - $296 million and $204 million, respectively).
(2)
During the first quarter of 2026, the Company borrowed approximately $1.2 billion under the Term Credit Agreement, as discussed below, to fund a portion of the cash component of the NuVista Acquisition.
(3)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in December 2029, provide financial flexibility and allow the Company to fund its operations or capital investment program. As at March 31, 2026, $53 million was outstanding under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. Commercial Paper (“CP”) programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at March 31, 2026, the Company had $824 million of commercial paper outstanding under its U.S. CP program maturing at various dates with a weighted average interest rate of approximately 4.34 percent, which is supported by the Company’s Credit Facilities. All of Ovintiv’s credit ratings are investment grade as at March 31, 2026.

On November 25, 2025, the Company entered into a $1.2 billion Two-Year Term Credit Agreement (“Term Credit Agreement”) to fund the cash component of its previously announced NuVista Acquisition. On February 3, 2026, the Company closed the NuVista Acquisition, whereby it issued approximately 30.1 million shares of Ovintiv common stock and paid cash consideration of approximately $1.2 billion (C$1.6 billion), which was primarily funded with proceeds from the Term Credit Agreement. On April 10, 2026, following the closing of the divestiture of its Anadarko assets, the Company repaid the balance under the Term Credit Agreement and the facility was terminated.

Additional information on the NuVista Acquisition and Term Credit Agreement can be found in Notes 9 and 12, respectively, to the Consolidated Financial Statements.

The available Credit Facilities, uncommitted demand lines, and cash and cash equivalents, net of outstanding commercial paper, provide Ovintiv with total liquidity of approximately $2.8 billion as at March 31, 2026. As at March 31, 2026, Ovintiv also had approximately $193 million in undrawn letters of credit issued in the normal course of business as collateral security.

Ovintiv has a U.S. shelf registration statement under which the Company may issue from time to time, debt securities, common stock, preferred stock, warrants, units, share purchase contracts and share purchase units in the U.S. The U.S. shelf registration statement was renewed in March 2026 and expires in March 2029.

The obligations under the Company’s existing debt securities are fully and unconditionally guaranteed on a senior unsecured basis by Ovintiv Canada ULC, an indirect wholly-owned subsidiary of the Company. Additional information on the Company’s Canadian Operations segment and the Bow office lease can be found in the Results of Operations section in this MD&A and in the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the MD&A and audited Consolidated Financial Statements and accompanying notes for the year ended December 31, 2025, which are included in Items 7 and 8, respectively, of the 2025 Annual Report on Form 10-K.

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities and Term Credit Agreement. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities and Term Credit Agreement, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at March 31, 2026, the Company’s Debt to Adjusted Capitalization was 25 percent. The definitions used in the covenant under the Credit Facilities and Term Credit Agreement adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012, adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2025 Annual Report on Form 10‑K.

Sources and Uses of Cash

The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended March 31,
($ millions)	Activity Type	2026	2025

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$1,056	$873
Proceeds from divestitures	Investing	7	1,884
Net issuance of revolving debt	Financing	297	85
Issuance of debt under the Term Credit Agreement	Financing	1,151	-
Other	Investing	59	148
		2,570	2,990

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	605	617
Acquisitions	Investing	7	2,310
Corporate acquisition, net of cash acquired	Investing	1,192	-
Repayment of long-term debt	Financing	459	-
Purchase of shares of common stock	Financing	84	-
Dividends on shares of common stock	Financing	85	78
Other	Financing	148	19
		2,580	3,024
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		1	-
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(9)	$(34)

Operating Activities

Net cash from operating activities in the first quarter of 2026 was $1,056 million and was primarily a reflection of the impacts from production volumes, average realized commodity prices, realized gains/losses on risk management and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 21 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the first quarter of 2026 was $1,239 million and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended March 31, 2026, versus March 31, 2025

Net cash from operating activities increased $183 million compared to the first quarter of 2025 primarily due to:

•
Higher NGLs and natural gas production volumes ($292 million), realized foreign exchange losses on risk management contracts issued from Canada in the first quarter of 2025 ($98 million), higher realized oil, condensate and natural gas commodity prices ($64 million), lower current income tax expense ($30 million), and lower production, mineral and other taxes ($8 million);

partially offset by:

•
Higher transportation and processing expense ($73 million), lower oil production volumes ($55 million), changes in non-cash working capital ($49 million), lower realized other NGLs commodity prices ($49 million), realized losses on risk management in revenues compared to gains in 2025 ($40 million), higher operating expense, excluding non-cash long-term incentive costs ($20 million), higher administrative expense, excluding non-cash long-term incentive costs ($19 million) and higher interest expense ($7 million).

Investing Activities

Cash used in investing activities in the first quarter of 2026 was $1,738 million primarily due to the NuVista Acquisition and capital expenditures.

The corporate acquisition in the first quarter of 2026 was $1,192 million, which reflects the net cash paid to complete the NuVista Acquisition. Additional information regarding the NuVista Acquisition can be found in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital expenditures decreased $12 million compared to the first quarter of 2025, primarily due to decreased capital activity in Anadarko, partially offset by increased capital activity in Montney primarily due to the NuVista Acquisition during the quarter and increased drilling costs in Permian.

Acquisitions in the first quarter of 2025 were $2,310 million, which primarily included the Montney Acquisition. Divestitures in the first quarter of 2025 were $1,884 million, which primarily included the sale of the Uinta assets in Utah.

Capital expenditures are summarized in Note 3, and acquisition and divestiture activities, including additional information regarding the Montney Acquisition and the sale of the Uinta assets, can be found in Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash from and/or used in financing activities has been impacted by Ovintiv’s strategic objective to return value to shareholders by repaying existing debt, purchasing shares of common stock and paying dividends.

Net cash from financing activities was $672 million in the first quarter of 2026 compared to net cash used in financing activities of $12 million in 2025. The change was primarily due to borrowings made under the Term Credit Agreement ($1,151 million) and an increase in the net issuance of revolving debt in 2026 compared to 2025 ($212 million), partially offset by the repayment of the Company’s January 2026 senior notes during the first quarter of 2026 ($459 million), the settlement of a property acquisition payable during the quarter ($123 million) and purchases of shares of common stock during the first quarter of 2026 ($84 million).

In January 2026, Ovintiv redeemed its $459 million, 5.375 percent senior notes due January 1, 2026, with cash on hand and proceeds from short-term borrowings. The Company’s long-term debt, including the current portion of $877 million, totaled $6,398 million at March 31, 2026. The Company’s long-term debt at December 31, 2025, including the current portion of $810 million, totaled $5,202 million.

On April 20, 2026, the Company redeemed its $700 million, 5.65 percent senior notes due May 15, 2028, with proceeds from the divestiture of its Anadarko assets, and is expected to result in annualized interest savings of approximately $40 million. The redemption resulted in a one-time make-whole payment of $20 million. Following this repayment, the Company has no fixed rate long-term debt due until 2030 and beyond.

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

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its shareholder return framework to provide competitive returns to shareholders. As discussed in the Significant Developments and Subsequent Events section of this MD&A, the Company updated its shareholder return framework, which commits to returning between 50 percent and 100 percent of annual Non-GAAP Cash Flow in excess of capital expenditures through base dividends and share buybacks. In accordance with the updated framework, share buybacks resumed in March 2026.

For additional information on long-term debt, refer to Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Further details on the Company’s debt-based metrics can be found in the Non-GAAP measures section of this MD&A.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended March 31,
($ millions, except as indicated)	2026	2025

Dividend Payments	$85	$78
Dividend Payments ($/share)	$0.30	$0.30

On May 11, 2026, the Board of Directors declared a dividend of $0.30 per share of common stock payable on June 30, 2026, to shareholders of record as of June 15, 2026.

Dividends paid in the first quarter of 2026 increased $7 million compared to 2025 due to additional shares of common stock issued as part of the NuVista Acquisition.

Normal Course Issuer Bid

On September 29, 2025, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 22.3 million shares of common stock over a 12-month period from October 3, 2025, to October 2, 2026. The Company expects to continue to execute the NCIB program in conjunction with its shareholder return framework.

The Company’s share buyback program was temporarily paused in the fourth quarter of 2025 in conjunction with the announcement of the NuVista Acquisition. Following the announcement of the planned divestiture of its Anadarko assets, Ovintiv resumed its share buyback program under the NCIB in March 2026 and purchased, for cancellation, approximately 1.5 million shares of common stock for total consideration of approximately $84 million. For additional information on the NCIB, refer to Note 14 to the Consolidated Financial Statements included in Part I, Item 1 and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10‑Q.

Material Cash Requirements

For information on material cash requirements, refer to the Material Cash Requirements section of the MD&A included in Item 7 of the 2025 Annual Report on Form 10-K.

Commitments and Contingencies

For information on commitments and contingencies, refer to Note 22 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

There have been no significant changes to the Company’s critical accounting policies and use of estimates from the disclosures reported in the Critical Accounting Estimates section of the MD&A included in Item 7 of the 2025 Annual Report on Form 10‑K.

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

	Three months ended March 31,
($ millions)	2026	2025

Cash From (Used in) Operating Activities	$1,056	$873
(Add back) deduct:
Net change in other assets and liabilities	(14)	(11)
Net change in non-cash working capital	(169)	(120)
Non-GAAP Cash Flow	$1,239	$1,004

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

($ millions, except as indicated)	March 31, 2026	December 31, 2025

Debt (Long-Term Debt, including Current Portion)	$6,398	$5,202
Total Shareholders’ Equity	11,558	11,195
Capitalization	$17,956	$16,397
Debt to Capitalization	36%	32%

Debt (Long-Term Debt, including Current Portion)	$6,398	$5,202
Total Shareholders’ Equity	11,558	11,195
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$25,702	$24,143
Debt to Adjusted Capitalization	25%	22%

The increases to Debt to Capitalization and Debt to Adjusted Capitalization are primarily due to borrowings under the Term Credit Agreement in conjunction with the NuVista Acquisition. On April 10, 2026, following the closing of the divestiture of its Anadarko assets, the Company repaid the balance under the Term Credit Agreement and the facility was terminated.

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

($ millions, except as indicated)	March 31, 2026	December 31, 2025

Debt (Long-Term Debt, including Current Portion)	$6,398	$5,202

Net Earnings (Loss)	771	1,242
Add back (deduct):
Depreciation, depletion and amortization	2,195	2,179
Interest	383	376
Income tax expense (recovery)	(635)	(472)
EBITDA	$2,714	$3,325
Debt to EBITDA (times)	2.4	1.6

Debt (Long-Term Debt, including Current Portion)	$6,398	$5,202

Net Earnings (Loss)	771	1,242
Add back (deduct):
Depreciation, depletion and amortization	2,195	2,179
Impairments	1,675	920
Accretion of asset retirement obligation	29	28
Interest	383	376
Unrealized (gains) losses on risk management	1	(6)
Foreign exchange (gain) loss, net	19	31
Other (gains) losses, net	(72)	(46)
Income tax expense (recovery)	(635)	(472)
Adjusted EBITDA	$4,366	$4,252
Debt to Adjusted EBITDA (times)	1.5	1.2

The increase in Debt is primarily due to borrowings under the Term Credit Agreement in conjunction with the NuVista Acquisition, whereas EBITDA and Adjusted EBITDA only includes the results of operations of the NuVista assets for the post-acquisition period from February 3, 2026, to March 31, 2026. On April 10, 2026, following the closing of the divestiture of its Anadarko assets, the Company repaid the balance under the Term Credit Agreement and the facility was terminated.

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for oil and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Part 1, Item 2 of this Quarterly Report on Form 10‑Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of the 2025 Annual Report on Form 10‑K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Notes 19 and 20 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

	March 31, 2026
(US$ millions)	10% Price Increase	10% Price Decrease

Oil price	$(120)	$111
NGL price	-	-
Natural gas price	64	(65)

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same period in 2025.

	$ millions	$/BOE

Increase (Decrease) in:
Capital Investment (1)	$7
Transportation and Processing Expense (1)	13	$0.21
Operating Expense (1)	2	0.03
Administrative Expense	2	0.04
Depreciation, Depletion and Amortization (1)	8	0.13

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts from time to time. As at March 31, 2026, the Company does not have any notional U.S. dollar denominated currency swaps.

As at March 31, 2026, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	March 31, 2026
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign currency exchange	$75	$(91)

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

As at March 31, 2026, Ovintiv had floating rate revolving credit and term loan borrowings of $877 million. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was $9 million.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

For the first quarter ended March 31, 2026, management’s assessment of, and conclusion on, the effectiveness of internal controls over financial reporting did not include the internal controls related to the NuVista Energy Ltd. acquisition that closed on February 3, 2026. Upon closing, NuVista Energy Ltd.’s total assets acquired represented 17 percent of the Company’s consolidated total assets as of March 31, 2026. The assets acquired generated revenues of $159 million for the period from February 3, 2026, to March 31, 2026, which represented six percent of the Company’s consolidated total revenues for the three months ended March 31, 2026. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting for a period of up to one year following an acquisition while integration occurs. The Company is in the process of assessing the internal controls over financial reporting of NuVista Energy Ltd. Except as noted above, there were no changes in the Company’s internal controls over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2025 Annual Report on Form 10‑K and Note 22 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Item 1A., "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

During the three months ended March 31, 2026, the Company purchased 1,487,256 shares of common stock for approximately $84 million, at a weighted average price of $56.49. The following table presents the common shares purchased during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2026	-	$-	-	22,287,709
February 1 to February 28, 2026	-	-	-	22,287,709
March 1 to March 31, 2026	1,487,256	56.49	1,487,256	20,800,453
Total	1,487,256	$56.49	1,487,256	20,800,453
(1)
For the three months ended March 31, 2026, 901,830 shares of common stock were repurchased through our broker in accordance with a Rule 10b5‑1 compliant plan initially adopted by the Company on September 30, 2021.
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
2.1*

Purchase and Sale Agreement, dated as of February 17, 2026, by and between Ovintiv USA Inc., Ovintiv Royalty Holdings LLC and MidCon II BuyerCo, LLC (incorporated by reference to Exhibit 2.1 to Ovintiv's Current Report on Form 8-K filed on February 23, 2026, SEC File No. 001-39191).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

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

Dated: May 11, 2026