Form 10-Q
period 2026-06-30
Ovintiv Inc.
filed 2026-07-23
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of July 17, 2026	275,503,580

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions, except per share amounts)		2026	2025	2026	2025
Revenues	(Note 3)
Product and service revenues	(Note 4)	$2,297	$1,764	$4,518	$3,729
Sales of purchased product	(Note 4)	575	450	931	860
Gains (losses) on risk management, net	(Note 20)	122	87	59	71
Sublease revenues	(Note 11)	19	17	37	35
Total Revenues		3,013	2,318	5,545	4,695
Operating Expenses	(Note 3)
Production, mineral and other taxes		81	73	160	160
Transportation and processing		540	435	1,011	833
Operating	(Note 18)	183	219	410	424
Purchased product		563	440	907	842
Depreciation, depletion and amortization		519	556	1,080	1,101
Impairments	(Note 10)	-	-	1,485	730
Accretion of asset retirement obligation		7	8	14	14
Administrative	(Notes 9, 17, 18)	126	76	238	169
Total Operating Expenses		2,019	1,807	5,305	4,273
Operating Income (Loss)		994	511	240	422
Other (Income) Expenses
Interest	(Notes 5, 9, 12)	100	95	204	192
Foreign exchange (gain) loss, net	(Note 6)	23	22	21	32
(Gain) loss on divestitures, net	(Note 8)	337	-	337	-
Other (gains) losses, net		(5)	(5)	(34)	(8)
Total Other (Income) Expenses		455	112	528	216
Net Earnings (Loss) Before Income Tax		539	399	(288)	206
Income tax expense (recovery)	(Note 7)	83	92	(114)	58
Net Earnings (Loss)		$456	$307	$(174)	$148
Net Earnings (Loss) per Share of Common Stock	(Note 14)
Basic		$1.63	$1.19	$(0.63)	$0.57
Diluted		1.62	1.18	(0.63)	0.57
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 14)
Basic		280.0	259.0	274.1	259.7
Diluted		281.9	260.1	274.1	261.6

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2026	2025	2026	2025

Net Earnings (Loss)		$456	$307	$(174)	$148
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 15)	(99)	194	(185)	202
Pension and other post-employment benefit plans	(Note 15)	(1)	(1)	(2)	(2)
Other Comprehensive Income (Loss)		(100)	193	(187)	200
Comprehensive Income (Loss)		$356	$500	$(361)	$348

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		June 30,	December 31,
(US$ millions)		2026	2025

Assets
Current Assets
Cash and cash equivalents		$700	$35
Accounts receivable and accrued revenues (net of allowances
of $6 million (2025: $6 million))	(Note 4)	1,302	1,128
Investment in marketable securities	(Note 9)	-	245
Risk management	(Notes 19, 20)	187	86
Income tax receivable		60	29
		2,249	1,523
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		60,174	70,133
Unproved properties		624	434
Other		947	864
Property, plant and equipment		61,745	71,431
Less: Accumulated depreciation, depletion and amortization		(48,542)	(57,187)
Property, plant and equipment, net	(Note 3)	13,203	14,244
Other Assets		1,290	1,299
Risk Management	(Notes 19, 20)	185	4
Deferred Income Taxes		29	744
Goodwill	(Notes 3, 8, 9)	2,324	2,576
	(Note 3)	$19,280	$20,390

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,093	$1,861
Current portion of operating lease liabilities		105	117
Income tax payable		2	5
Risk management	(Notes 19, 20)	32	2
Current portion of long-term debt	(Note 12)	-	810
		2,232	2,795
Long-Term Debt	(Note 12)	3,695	4,392
Operating Lease Liabilities		1,118	1,105
Other Liabilities and Provisions	(Note 13)	220	100
Risk Management	(Notes 19, 20)	14	13
Asset Retirement Obligation		385	388
Deferred Income Taxes		117	402
		7,781	9,195
Commitments and Contingencies	(Note 22)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2026 issued and outstanding: 276.6 million shares (2025: 253.3 million shares)	(Note 14)	3	3
Paid in surplus	(Note 14)	8,613	7,779
Retained earnings		2,097	2,440
Accumulated other comprehensive income	(Note 15)	786	973
Total Shareholders’ Equity		11,499	11,195
		$19,280	$20,390

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended June 30, 2026 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2026		$3	$8,944	$1,725	$886	$11,558
Net Earnings (Loss)		-	-	456	-	456
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(84)	-	(84)
Shares of Common Stock Purchased	(Note 14)	-	(345)	-	-	(345)
Equity-Settled Compensation Costs		-	14	-	-	14
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(100)	(100)
Balance, June 30, 2026		$3	$8,613	$2,097	$786	$11,499

Three Months Ended June 30, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, March 31, 2025		$3	$8,024	$1,269	$784	$10,080
Net Earnings (Loss)		-	-	307	-	307
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(77)	-	(77)
Shares of Common Stock Purchased	(Note 14)	-	(147)	-	-	(147)
Equity-Settled Compensation Costs		-	21	-	-	21
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	193	193
Balance, June 30, 2025		$3	$7,898	$1,499	$977	$10,377

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2026 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2025		$3	$7,779	$2,440	$973	$11,195
Net Earnings (Loss)		-	-	(174)	-	(174)
Dividends on Shares of Common Stock ($0.60 per share)	(Note 14)	-	-	(169)	-	(169)
Shares of Common Stock Purchased	(Note 14)	-	(429)	-	-	(429)
Shares of Common Stock Issued	(Notes 9, 14, 21)	-	1,277	-	-	1,277
Equity-Settled Compensation Costs		-	(14)	-	-	(14)
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(187)	(187)
Balance, June 30, 2026		$3	$8,613	$2,097	$786	$11,499

Six Months Ended June 30, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2024		$3	$8,045	$1,506	$777	$10,331
Net Earnings (Loss)		-	-	148	-	148
Dividends on Shares of Common Stock ($0.60 per share)	(Note 14)	-	-	(155)	-	(155)
Shares of Common Stock Purchased	(Note 14)	-	(147)	-	-	(147)
Equity-Settled Compensation Costs		-	-	-	-	-
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	200	200
Balance, June 30, 2025		$3	$7,898	$1,499	$977	$10,377

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(US$ millions)		2026	2025	2026	2025

Operating Activities
Net earnings (loss)		$456	$307	$(174)	$148
Depreciation, depletion and amortization		519	556	1,080	1,101
Impairments	(Note 10)	-	-	1,485	730
Accretion of asset retirement obligation		7	8	14	14
Deferred income taxes	(Note 7)	61	66	(149)	(11)
Unrealized (gain) loss on risk management	(Note 20)	(190)	(54)	(137)	(8)
Unrealized foreign exchange (gain) loss	(Note 6)	29	2	28	(43)
Foreign exchange (gain) loss on settlements	(Note 6)	2	1	1	(41)
(Gain) loss on divestitures, net	(Note 8)	337	-	337	-
Other		35	27	10	27
Net change in other assets and liabilities		(4)	(11)	(18)	(22)
Net change in non-cash working capital	(Note 21)	380	111	211	(9)
Cash From (Used in) Operating Activities		1,632	1,013	2,688	1,886

Investing Activities
Capital expenditures	(Note 3)	(574)	(521)	(1,179)	(1,138)
Acquisitions	(Note 8)	(14)	(3)	(21)	(2,313)
Corporate acquisition, net of cash acquired	(Note 9)	-	-	(1,192)	-
Proceeds from divestitures	(Note 8)	2,822	12	2,829	1,896
Net change in investments and other		(15)	(46)	44	102
Cash From (Used in) Investing Activities		2,219	(558)	481	(1,453)

Financing Activities
Net issuance (repayment) of revolving debt	(Notes 9, 12)	(877)	396	(580)	481
Issuance of debt under the Term Credit Agreement	(Notes 9, 12)	-	-	1,151	-
Repayment of debt under the Term Credit Agreement	(Note 12)	(1,151)	-	(1,151)	-
Repayment of long-term debt	(Note 12)	(720)	(600)	(1,179)	(600)
Purchase of shares of common stock	(Note 14)	(345)	(147)	(429)	(147)
Dividends on shares of common stock	(Note 14)	(84)	(77)	(169)	(155)
Other		1	(2)	(147)	(21)
Cash From (Used in) Financing Activities		(3,176)	(430)	(2,504)	(442)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(1)	(13)	-	(13)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		674	12	665	(22)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		26	8	35	42
Cash, Cash Equivalents and Restricted Cash, End of Period		$700	$20	$700	$20

Cash, End of Period		$31	$19	$31	$19
Cash Equivalents, End of Period		669	1	669	1
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$700	$20	$700	$20

Supplementary Cash Flow Information	(Note 21)

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
•
As of January 1, 2028, Ovintiv will be required to adopt ASU 2026-02 “Environmental Credits and Environmental Obligations”. The guidance applies to entities with operations subject to environmental regulations and those that either internally generate or acquire environmental credits to achieve targets related to carbon footprint initiatives. Under the new standard, an entity will recognize and measure environmental credit assets based on their intended use and how the credits were obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. Disclosures for environmental credits and obligations applies to annual reporting periods. The new standard will be applied retrospectively at the date of adoption through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption without recasting financial information before the period of adoption. Ovintiv is currently evaluating the impact of the new standard and does not expect the standard will have a material impact on the Company’s Consolidated Financial Statements.

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

Results of Operations (For the three months ended June 30)

Segment Information

	USA Operations		Canadian Operations
	2026	2025	2026	2025

Revenues
Product and service revenues	$1,270	$1,118	$1,027	$646
Sales of purchased product	506	396	69	54
Gains (losses) on risk management, net	(103)	9	35	24
Sublease revenues	-	-	-	-
Total Revenues	1,673	1,523	1,131	724

Operating Expenses
Production, mineral and other taxes	71	67	10	6
Transportation and processing	90	115	450	320
Operating	135	177	48	42
Purchased product	506	395	57	45
Depreciation, depletion and amortization	282	370	233	180
Impairments	-	-	-	-
Total Operating Expenses	1,084	1,124	798	593
Operating Income (Loss)	$589	$399	$333	$131

	Corporate & Other		Consolidated
	2026	2025	2026	2025

Revenues
Product and service revenues	$-	$-	$2,297	$1,764
Sales of purchased product	-	-	575	450
Gains (losses) on risk management, net	190	54	122	87
Sublease revenues	19	17	19	17
Total Revenues	209	71	3,013	2,318

Operating Expenses
Production, mineral and other taxes	-	-	81	73
Transportation and processing	-	-	540	435
Operating	-	-	183	219
Purchased product	-	-	563	440
Depreciation, depletion and amortization	4	6	519	556
Impairments	-	-	-	-
Accretion of asset retirement obligation	7	8	7	8
Administrative	126	76	126	76
Total Operating Expenses	137	90	2,019	1,807
Operating Income (Loss)	$72	$(19)	994	511

Other (Income) Expenses
Interest			100	95
Foreign exchange (gain) loss, net			23	22
(Gain) loss on divestitures, net			337	-
Other (gains) losses, net			(5)	(5)
Total Other (Income) Expenses			455	112
Net Earnings (Loss) Before Income Tax			539	399
Income tax expense (recovery)			83	92
Net Earnings (Loss)			$456	$307

Results of Operations (For the six months ended June 30)

Segment Information

	USA Operations		Canadian Operations
	2026	2025	2026	2025

Revenues
Product and service revenues	$2,499	$2,430	$2,019	$1,299
Sales of purchased product	773	764	158	96
Gains (losses) on risk management, net	(126)	9	48	54
Sublease revenues	-	-	-	-
Total Revenues	3,146	3,203	2,225	1,449

Operating Expenses
Production, mineral and other taxes	142	150	18	10
Transportation and processing	205	227	806	606
Operating	311	346	99	78
Purchased product	773	763	134	79
Depreciation, depletion and amortization	618	745	453	345
Impairments	1,111	-	374	730
Total Operating Expenses	3,160	2,231	1,884	1,848
Operating Income (Loss)	$(14)	$972	$341	$(399)

	Corporate & Other		Consolidated
	2026	2025	2026	2025

Revenues
Product and service revenues	$-	$-	$4,518	$3,729
Sales of purchased product	-	-	931	860
Gains (losses) on risk management, net	137	8	59	71
Sublease revenues	37	35	37	35
Total Revenues	174	43	5,545	4,695

Operating Expenses
Production, mineral and other taxes	-	-	160	160
Transportation and processing	-	-	1,011	833
Operating	-	-	410	424
Purchased product	-	-	907	842
Depreciation, depletion and amortization	9	11	1,080	1,101
Impairments	-	-	1,485	730
Accretion of asset retirement obligation	14	14	14	14
Administrative	238	169	238	169
Total Operating Expenses	261	194	5,305	4,273
Operating Income (Loss)	$(87)	$(151)	240	422

Other (Income) Expenses
Interest			204	192
Foreign exchange (gain) loss, net			21	32
(Gain) loss on divestitures, net			337	-
Other (gains) losses, net			(34)	(8)
Total Other (Income) Expenses			528	216
Net Earnings (Loss) Before Income Tax			(288)	206
Income tax expense (recovery)			(114)	58
Net Earnings (Loss)			$(174)	$148

Capital Expenditures by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

USA Operations	$331	$350	$748	$808
Canadian Operations	242	170	429	328
Corporate & Other	1	1	2	2
	$574	$521	$1,179	$1,138

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025	2026	2025

USA Operations	$1,436	$1,938	$7,960	$11,613	$10,220	$14,393
Canadian Operations	888	638	5,143	2,522	6,972	3,921
Corporate & Other	-	-	100	109	2,088	2,076
	$2,324	$2,576	$13,203	$14,244	$19,280	$20,390

4.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended June 30)

	USA Operations		Canadian Operations
	2026	2025	2026	2025

Revenues from Customers
Product revenues
Oil	$1,124	$831	$2	$2
NGLs	143	177	719	367
Natural gas	1	104	304	274
Sales of purchased product	506	396	69	54
Service revenues
Gathering and processing, and other	2	6	2	3
	$1,776	$1,514	$1,096	$700

	Corporate & Other		Consolidated
	2026	2025	2026	2025

Revenues from Customers
Product revenues
Oil	$-	$-	$1,126	$833
NGLs	-	-	862	544
Natural gas	-	-	305	378
Sales of purchased product	-	-	575	450
Service revenues
Gathering and processing, and other	-	-	4	9
	$-	$-	$2,872	$2,214

Revenues (For the six months ended June 30)

	USA Operations		Canadian Operations
	2026	2025	2026	2025

Revenues from Customers
Product revenues
Oil	$2,047	$1,806	$7	$4
NGLs	305	367	1,242	690
Natural gas	142	249	764	601
Sales of purchased product	773	764	158	96
Service revenues
Gathering and processing, and other	5	8	6	4
	$3,272	$3,194	$2,177	$1,395

	Corporate & Other		Consolidated
	2026	2025	2026	2025

Revenues from Customers
Product revenues
Oil	$-	$-	$2,054	$1,810
NGLs	-	-	1,547	1,057
Natural gas	-	-	906	850
Sales of purchased product	-	-	931	860
Service revenues
Gathering and processing, and other	-	-	11	12
	$-	$-	$5,449	$4,589

The Company’s revenues from contracts with customers consists of product sales including oil, NGLs and natural gas, sales of purchased product, as well as the provision of gathering and processing, and other services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at June 30, 2026, receivables and accrued revenues from contracts with customers were $892 million ($845 million as at December 31, 2025).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices at the time of delivery.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at June 30, 2026.

As at June 30, 2026, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Interest Expense on:
Debt	$92	$91	$189	$188
Finance leases	4	1	5	1
Other	4	3	10	3
	$100	$95	$204	$192

Interest expense on debt for the three and six months ended June 30, 2026, includes a one-time make-whole interest payment of approximately $20 million resulting from the early redemption of the Company’s $700 million, 5.65 percent senior notes due May 15, 2028, as discussed in Note 12. Additionally, interest expense on debt for the six months ended June 30, 2026, includes $4 million of financing fees associated with the Term Credit Agreement related to the NuVista Acquisition as defined in Note 9.

For the six months ended June 30, 2025, interest expense on debt includes $5 million of financing fees associated with two term facilities which were terminated in January 2025, following the closing of the Uinta divestiture and the Montney Acquisition as described in Note 8.

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$(1)	$2	$(2)	$(85)
Translation of intercompany notes	30	-	30	42
	29	2	28	(43)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar risk management contracts issued from Canada	-	-	-	98
Intercompany notes	2	1	1	(41)
Other Monetary Revaluations	(8)	19	(8)	18
	$23	$22	$21	$32

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

7.	Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Current Tax
United States	$6	$1	$7	$12
Canada	16	25	28	57
Total Current Tax Expense (Recovery)	22	26	35	69

Deferred Tax
United States	(39)	63	(284)	159
Canada	100	3	135	(170)
Total Deferred Tax Expense (Recovery)	61	66	(149)	(11)
Income Tax Expense (Recovery)	$83	$92	$(114)	$58
Effective Tax Rate	15.4%	23.1%	39.6%	28.2%

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

During the six months ended June 30, 2026, the Canadian current income tax expense includes a recovery related to recently enacted Canadian legislation that accelerates capital cost recovery for years beginning in 2025.

During the six months ended June 30, 2026, the deferred tax recovery was primarily due to the estimated annual effective tax rate applied to jurisdictional earnings.

The effective tax rate of 15.4 percent for the three months ended June 30, 2026, is lower than the U.S. federal statutory rate of 21 percent primarily due to tax differences on the sale of the Anadarko assets applied to quarterly jurisdictional income.

The effective tax rate of 39.6 percent for the six months ended June 30, 2026, is higher than the U.S. federal statutory rate of 21 percent primarily due to tax differences on the sale of the Anadarko assets.

The effective tax rate of 23.1 percent for the three months ended June 30, 2025, was higher than the U.S. federal statutory rate of 21 percent primarily due to state tax.

The effective tax rate of 28.2 percent for the six months ended June 30, 2025, was higher than the U.S. federal statutory rate of 21 percent primarily due to resolution of prior period tax items.

8.	Acquisitions and Divestitures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Acquisitions
USA Operations	$14	$2	$22	$4
Canadian Operations	-	1	(1)	2,309
Total Acquisitions	14	3	21	2,313

Divestitures
USA Operations	(2,822)	(12)	(2,829)	(1,896)
Total Divestitures	(2,822)	(12)	(2,829)	(1,896)
Net Acquisitions & (Divestitures)	$(2,808)	$(9)	$(2,808)	$417

Acquisitions

For the three and six months ended June 30, 2026, acquisitions in the USA Operations were $14 million and $22 million, respectively, which primarily included properties with oil and liquids-rich potential.

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

Divestitures

For the three and six months ended June 30, 2026, divestitures in the USA Operations were $2,822 million and $2,829 million, respectively, which primarily included the sale of Anadarko located in Oklahoma for proceeds of approximately $2,821 million, after preliminary closing adjustments and transaction costs.

For the three and six months ended June 30, 2025, divestitures in the USA Operations were $12 million and $1,896 million, respectively, which primarily included the sale of Uinta located in Utah for proceeds of approximately $1,882 million, after preliminary closing and other adjustments.

Amounts received from the Company’s divestiture transactions have been deducted from the U.S. full cost pool, except for divestitures that result in a significant alteration between capitalized costs and proved reserves in the country cost center. For divestitures that result in a gain or loss and constitute a business, goodwill is allocated to the divestiture. Accordingly, for the three and six months ended June 30, 2026, the Company recognized a loss of approximately $337 million, before tax, on the sale of the Anadarko assets in the U.S. cost center and allocated goodwill of $502 million to the transaction.

9.	Business Combination

Acquisition of NuVista Energy Ltd. (“NuVista Acquisition”)

On February 3, 2026, Ovintiv completed the acquisition of all issued and outstanding common shares of NuVista Energy Ltd. (“NuVista”), a corporation organized under the laws of the Province of Alberta, Canada, in a cash and stock transaction valued at approximately $2.8 billion (C$3.8 billion), including Ovintiv’s previous purchase of 18.5 million common shares of NuVista. The Company issued approximately 30.1 million shares of Ovintiv common stock representing a value of approximately $1.3 billion (C$1.8 billion) and paid cash consideration of approximately $1.2 billion (C$1.6 billion), which was primarily funded with proceeds from the Term Credit Agreement as discussed in Note 12. Total transaction costs of approximately $23 million and $4 million have been included in administrative expense and interest expense, respectively.

The assets acquired are strategically located in close proximity to Ovintiv’s current operations and add approximately 930 net well locations and approximately 140,000 net acres in the core of the condensate-rich Montney in Alberta. The assets acquired generated revenues of $457 million and direct operating expenses of $177 million for the period from February 3, 2026, to June 30, 2026. The results of operations from the acquired NuVista assets have been included in Ovintiv’s consolidated financial statements since February 3, 2026.

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

Additionally, pro forma net earnings were adjusted to exclude transaction-related costs incurred of approximately $27 million recognized by Ovintiv and $22 million recognized by NuVista during the six months ended June 30, 2026. The pro forma financial information does not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been incurred to integrate the assets.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(US$ millions, except per share amounts)	2025	2026	2025

Revenues	$2,549	$5,678	$5,182
Net Earnings (Loss)	$335	$(148)	$216

Net Earnings (Loss) per Share of Common Stock
Basic	$1.16	$(0.54)	$0.74
Diluted	1.15	(0.54)	0.74

10.	Property, Plant and Equipment, Net

	As at June 30, 2026			As at December 31, 2025
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$38,417	$(30,469)	$7,948	$50,573	$(39,294)	$11,279
Unproved properties	8	-	8	316	-	316
Other	6	(2)	4	20	(2)	18
	38,431	(30,471)	7,960	50,909	(39,296)	11,613

Canadian Operations
Proved properties	21,757	(17,351)	4,406	19,560	(17,163)	2,397
Unproved properties	616	-	616	118	-	118
Other	129	(8)	121	12	(5)	7
	22,502	(17,359)	5,143	19,690	(17,168)	2,522

Corporate & Other	812	(712)	100	832	(723)	109
	$61,745	$(48,542)	$13,203	$71,431	$(57,187)	$14,244

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $68 million, which have been capitalized during the six months ended June 30, 2026 (2025 - $76 million).

For the three months ended June 30, 2026, the Company did not recognize ceiling test impairments in the USA and Canadian Operations. For the six months ended June 30, 2026, the Company recognized before-tax non-cash ceiling test impairments of $1,485 million, comprising $1,111 million in the USA Operations and $374 million in the Canadian Operations. The non-cash ceiling test impairments primarily resulted from declines in the 12-month average trailing prices which reduced proved reserves in the USA Operations, and the 12-month average trailing prices used in the ceiling test at March 31, 2026, which were lower than the market prices used for the NuVista Acquisition on February 3, 2026, in the Canadian Operations.

For the three months ended June 30, 2025, the Company did not recognize ceiling test impairments in the USA and Canadian Operations. For the six months ended June 30, 2025, the Company recognized a before-tax non-cash ceiling test impairment of $730 million in the Canadian Operations, which primarily resulted from the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025.

The non-cash ceiling test impairments are included with accumulated DD&A in the table above.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
		Edmonton
	WTI	Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
June 30, 2026	$71.90	$98.72	$3.64	$1.73
December 31, 2025	65.34	90.09	3.39	1.76
June 30, 2025	70.48	97.10	2.86	1.48
(1)
All prices were held constant in all future years when estimating net revenues and reserves.

11.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at June 30, 2026. All subleases are classified as operating leases.

(undiscounted)	2026	2027	2028	2029	2030	Thereafter	Total

Sublease Income	$22	$45	$42	$37	$37	$279	$462

For the three and six months ended June 30, 2026, operating lease income was $14 million and $27 million, respectively (2025 - $13 million and $26 million, respectively), and variable lease income was $5 million and $10 million, respectively (2025 - $4 million and $9 million, respectively).

12.	Long-Term Debt

	As at	As at
	June 30,	December 31,
	2026	2025

Revolving Credit and Term Loan Borrowings	$-	$351
U.S. Unsecured Notes:
5.375% due January 1, 2026	-	459
5.65% due May 15, 2028	-	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	600	600
6.50% due August 15, 2034	599	599
6.625% due August 15, 2037	390	390
6.50% due February 1, 2038	430	430
5.15% due November 15, 2041	148	148
7.10% due July 15, 2053	400	400
Total Principal	3,717	5,227

Increase in Value of Debt Acquired	9	10
Unamortized Debt Discounts and Issuance Costs	(31)	(35)
Total Long-Term Debt	$3,695	$5,202

Current Portion	$-	$810
Long-Term Portion	3,695	4,392
	$3,695	$5,202

On April 9, 2026, Ovintiv announced its intention to redeem the Company’s $700 million, 5.65 percent senior notes due May 15, 2028. On April 20, 2026, the Company completed the senior note redemption using proceeds from the divestiture of its Anadarko assets as discussed in Note 8. Ovintiv paid approximately $737 million in cash including accrued and unpaid interest of $17 million and a one-time make-whole payment of $20 million, which is included in interest expense as discussed in Note 5.

On November 25, 2025, the Company entered into a $1.2 billion Two-Year Term Credit Agreement (“Term Credit Agreement”) to fund the cash component of the NuVista Acquisition. The Company closed the NuVista Acquisition on February 3, 2026, and paid cash consideration of approximately $1.2 billion, which was primarily funded with proceeds from the Term Credit Agreement. On April 10, 2026, following the closing of the divestiture of its Anadarko assets as discussed in Note 8, the Company repaid the balance under the Term Credit Agreement and the facility was terminated.

As at June 30, 2026, total long-term debt had a carrying value of $3,695 million and a fair value of $3,966 million (as at December 31, 2025 - carrying value of $5,202 million and a fair value of $5,510 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

13.	Other Liabilities and Provisions

	As at	As at
	June 30,	December 31,
	2026	2025

Finance Lease Obligations (1)	$111	$-
Unrecognized Tax Benefits	14	15
Pensions and Other Post-Employment Benefits	76	75
Other	19	10
	$220	$100
(1)
During the six months ended June 30, 2026, the Company recognized two finance leases with terms up to 15 years.

14.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	June 30, 2026		December 31, 2025
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	253.3	$3	260.4	$3
Shares of Common Stock Purchased	(7.6)	-	(7.8)	-
Shares of Common Stock Issued	30.9	-	0.7	-
Shares of Common Stock Outstanding, End of Period	276.6	$3	253.3	$3

On February 3, 2026, in accordance with the terms of the NuVista Acquisition agreement, Ovintiv issued approximately 30.1 million shares of common stock as a component of the consideration paid for the NuVista Acquisition. In conjunction with the share issuance, the Company recognized share capital of $301 thousand and paid in surplus of $1,277 million.

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 0.8 million shares of common stock during the six months ended June 30, 2026 (0.7 million shares of common stock during the twelve months ended December 31, 2025), as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On September 29, 2025, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 22.3 million shares of common stock over a 12-month period from October 3, 2025, to October 2, 2026.

During the three and six months ended June 30, 2026, the Company purchased approximately 6.1 million and 7.6 million shares, respectively, for total consideration of approximately $345 million and $429 million, respectively. Of the amounts paid during the same three and six month periods, $61 thousand and $76 thousand, respectively, were charged to share capital and $345 million and $429 million, respectively, were charged to paid in surplus.

During the three and six months ended June 30, 2025, the Company purchased approximately 4.1 million shares under its 2024 NCIB program, for total consideration of approximately $147 million. Of the amount paid during the same three and six month periods, $41 thousand was charged to share capital and $147 million was charged to paid in surplus.

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

Dividends

During the three months ended June 30, 2026, the Company declared and paid dividends of $0.30 per share of common stock totaling $84 million (2025 - $0.30 per share of common stock totaling $77 million).

During the six months ended June 30, 2026, the Company declared and paid dividends of $0.60 per share of common stock totaling $169 million (2025 - $0.60 per share of common stock totaling $155 million).

On July 23, 2026, the Board of Directors declared a dividend of $0.30 per share of common stock payable on September 29, 2026, to shareholders of record as of September 15, 2026.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(US$ millions, except per share amounts)	2026	2025	2026	2025

Net Earnings (Loss)	$456	$307	$(174)	$148

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	280.0	259.0	274.1	259.7
Effect of dilutive securities (1)	1.9	1.1	-	1.9
Weighted Average Shares of Common Stock Outstanding - Diluted	281.9	260.1	274.1	261.6

Net Earnings (Loss) per Share of Common Stock
Basic	$1.63	$1.19	$(0.63)	$0.57
Diluted (1)	1.62	1.18	(0.63)	0.57
(1)
For the six months ended June 30, 2026, all of Ovintiv’s equity-settled awards were determined to be antidilutive and therefore excluded from the calculation of fully diluted net earnings (loss) per share of common stock.

Stock-Based Compensation Plans

Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders. As at June 30, 2026, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

15.	Accumulated Other Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$844	$739	$930	$731
Change in Foreign Currency Translation Adjustment	(99)	194	(185)	202
Balance, End of Period	$745	$933	$745	$933

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$42	$45	$43	$46

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings	(1)	(2)	(2)	(3)
Income taxes	-	1	-	1
Balance, End of Period	$41	$44	$41	$44
Total Accumulated Other Comprehensive Income	$786	$977	$786	$977

16.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at June 30, 2026, VMLP provides approximately 1,192 MMcf/d of natural gas gathering and compression and 933 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from five to 19 years and have various renewal terms providing up to a potential maximum of 10 years.

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

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $622 million as at June 30, 2026. The estimate comprises the take or pay volume commitments and the potential payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 22 under Transportation and Processing. The potential payout requirement is highly uncertain as the amount is contingent on future production estimates, pace of development and downstream transportation constraints. As at June 30, 2026, accounts payable and accrued liabilities included $28 million ($29 million as at December 31, 2025) related to the take or pay commitment and payout of minimum costs.

17.	Restructuring Charges

In 2024, Ovintiv undertook a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. During the three and six months ended June 30, 2025, the Company incurred restructuring charges of $1 million and $11 million, respectively, before tax, related to severance costs. As at December 31, 2025, $1 million of restructuring charges remained accrued, which were paid during the six months ended June 30, 2026.

In 2026, the Company completed further workforce reductions as part of a company-wide reorganization to better align staffing levels and organizational structure with the Company’s transformed portfolio following the sale of the Anadarko assets as discussed in Note 8. During the three and six months ended June 30, 2026, the Company incurred total restructuring charges of $45 million, before tax, related to severance costs. As at June 30, 2026, $12 million remains accrued and is expected to be paid by the end of the first quarter of 2027.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Severance and Outplacement	$45	$1	$45	$11
Restructuring Expenses	$45	$1	$45	$11

	As at	As at
	June 30,	December 31,
	2026	2025

Outstanding Restructuring Accrual, Beginning of Year	$1	$19
Restructuring Expenses Incurred	45	12
Restructuring Costs Paid	(34)	(30)
Outstanding Restructuring Accrual, End of Period (1)	$12	$1
(1)
Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

18.	Compensation Plans

As at June 30, 2026, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Total Compensation Costs of Transactions Classified as Cash-Settled	$-	$(2)	$7	$(1)
Total Compensation Costs of Transactions Classified as Equity-Settled	13	21	30	37
Less: Total Share-Based Compensation Costs Capitalized	(2)	(5)	(8)	(9)
Total Share-Based Compensation Expense (Recovery)	$11	$14	$29	$27

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$1	$6	$7	$9
Administrative	10	8	22	18
	$11	$14	$29	$27

As at June 30, 2026, the liability for cash-settled share-based payment transactions totaled $7 million ($6 million as at December 31, 2025), which is recognized in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

The following weighted average assumptions were used to determine the fair value of Stock Appreciation Rights (“SAR”) and Tandem Stock Appreciation Rights (“TSAR”) units outstanding:

	As at June 30, 2026		As at June 30, 2025
	US$ SAR	C$ TSAR	US$ SAR	C$ TSAR
	Share Units	Share Units (1)	Share Units	Share Units

Risk Free Interest Rate	2.72%	-	2.60%	2.60%
Dividend Yield	2.28%	-	3.15%	3.26%
Expected Volatility Rate (2)	37.85%	-	43.36%	41.08%
Expected Term	0.2 yrs	-	0.6 yrs	0.6 yrs
Market Share Price	US$52.65	-	US$38.05	C$51.86
Weighted Average Grant Date Fair Value	US$22.95	-	US$34.67	C$46.75
(1)
As at June 30, 2026, all TSARs outstanding as at December 31, 2025, have been settled.
(2)
Volatility was estimated using historical rates.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Six Months Ended June 30, 2026 (thousands of units)

RSUs	1,286
PSUs	415
DSUs (1)	5

(1)
Deferred Share Units (“DSUs”).

19.	Fair Value Measurements

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

As at June 30, 2026	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$4	$196	$-	$200	$(13)	$187
Long-term assets	-	148	38	186	(1)	185

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$45	$-	$45	$(13)	$32
Long-term liabilities	-	15	-	15	(1)	14

As at December 31, 2025	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$87	$-	$87	$(1)	$86
Long-term assets	-	3	1	4	-	4

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$3	$-	$3	$(1)	$2
Long-term liabilities	-	13	-	13	-	13

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

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Six Months Ended
	June 30,
	2026	2025

Balance, Beginning of Year	$1	$-
Total Gains (Losses)	37	(2)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	-	-
Transfers Out of Level 3	-	-
Balance, End of Period	$38	$(2)
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$37	$(2)

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at June 30, 2026:

	Valuation Technique	Unobservable Input	Range	Weighted Average

Risk Management - Physical Forward Contract	Discounted Cash Flow Model	Forward Prices (1)	$0.62/Mcf - $3.18/Mcf	$1.35/Mcf
(1)
Forward prices refers to the differential between Chicago and AECO forward prices.

A 10 percent increase or decrease in forward price differentials between Chicago and AECO for the physical forward contract would cause an approximate corresponding $28 million ($24 million as at December 31, 2025) increase or decrease to net risk management assets and liabilities.

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

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-, AECO- and Waha-based contracts such as fixed price contracts, options and costless collars. Ovintiv has also entered into forward contracts to partially manage against widening price differentials among various production areas and benchmark price points.

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at June 30, 2026, the Company does not have any notional U.S. dollar denominated currency swaps.

Risk Management Positions as at June 30, 2026

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
WTI Fixed Price	4.0 Mbbls/d	2026	61.80	$(5)

WTI Three-Way Options
Sold call / bought put / sold put	46.0 Mbbls/d	2026	70.57 / 58.35 / 50.09	(27)
Sold call / bought put / sold put	12.4 Mbbls/d	2027	91.00 / 59.47 / 50.00	(4)

WTI Costless Collars
Sold call / bought put	1.0 Mbbls/d	2026	67.79 / 56.32	(1)

Basis Contracts (1)		2026		5

Other Financial Positions				(3)
Oil and NGLs Fair Value Position				(35)

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	20 MMcf/d	2026	4.07	2
Waha Fixed Price	50 MMcf/d	2026	1.26	-
AECO Fixed Price	135 MMcf/d	2026	2.28	23
AECO Fixed Price	161 MMcf/d	2027	1.85	12
AECO Fixed Price	210 MMcf/d	2028	1.99	8

NYMEX Three-Way Options
Sold call / bought put / sold put	450 MMcf/d	2026	5.92 / 3.33 / 2.58	16
Sold call / bought put / sold put	225 MMcf/d	2027	4.67 / 3.50 / 2.50	14

NYMEX Costless Collars
Sold call / bought put	95 MMcf/d	2026	5.27 / 3.75	9
Sold call / bought put	15 MMcf/d	2027	4.72 / 3.50	2

AECO Costless Collars
Sold call / bought put	7 MMcf/d	2026	2.15 / 1.69	1
Sold call / bought put	8 MMcf/d	2027	2.36 / 1.76	1

Basis Contracts (2)		2026		44
		2027		51
		2028 - 2031		87

Other Financial Positions				-

Physical Forward Contracts (3)		2026		32
		2027		45
		2028 - 2037		14
Natural Gas Fair Value Position				361
Total Fair Value Position				$326

(1)
Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)
Ovintiv has entered into natural gas basis swaps associated with AECO, NYMEX, and Waha.
(3)
Ovintiv has entered into natural gas physical forward contracts associated with JKM and Chicago, as described in Note 19.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Realized Gains (Losses) on Risk Management
Commodity Derivatives:
Revenues	$(68)	$33	$(78)	$63
Foreign Currency Derivatives:
Foreign exchange (1)	-	-	-	(98)
	$(68)	$33	$(78)	$(35)

Unrealized Gains (Losses) on Risk Management
Commodity Derivatives:
Revenues	$190	$54	$137	$8
Foreign Currency Derivatives:
Foreign exchange	-	2	-	89
	$190	$56	$137	$97

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity Derivatives:
Revenues	$122	$87	$59	$71
Foreign Currency Derivatives:
Foreign exchange (1)	-	2	-	(9)
	$122	$89	$59	$62

(1)
Includes a realized foreign exchange loss of $97 million for the six months ended June 30, 2025, related to notional U.S. dollar denominated currency swaps as discussed in Note 6.

Reconciliation of Unrealized Risk Management Positions from January 1 to June 30

	2026		2025
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$75
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	59	$59	$62
Fair Value of NuVista Contracts Acquired (See Note 9)	169
Settlement of NuVista Contracts from Business Combination	(55)
Fair Value of Contracts Realized During the Period	78	78	35
Fair Value of Contracts, End of Period	$326	$137	$97

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 19 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	June 30,	December 31,
	2026	2025

Risk Management Assets
Current	$187	$86
Long-term	185	4
	372	90

Risk Management Liabilities
Current	32	2
Long-term	14	13
	46	15
Net Risk Management Assets (Liabilities)	$326	$75

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at June 30, 2026, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $386 million and $372 million, respectively, as disclosed in Note 19. The Company had no significant credit derivatives in place and held no collateral at June 30, 2026.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at June 30, 2026, approximately 95 percent (94 percent as at December 31, 2025) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

21.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating Activities
Accounts receivable and accrued revenues	$216	$130	$47	$72
Accounts payable and accrued liabilities	207	(24)	200	(125)
Current portion of operating lease liabilities	(24)	6	(12)	26
Income tax receivable and payable	(19)	(1)	(24)	18
	$380	$111	$211	$(9)

B)
Non-Cash Activities

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(3)	$(16)	$(125)	$(424)

Non-Cash Investing Activities
Property, plant and equipment accruals	$(19)	$(42)	$47	$27
Capitalized long-term incentives	-	-	(3)	(4)
Property additions/dispositions (swaps)	1	6	5	33

Non-Cash Financing Activities
Finance lease assets and liabilities	$-	$-	$(118)	$-
Common shares issued in conjunction with the
NuVista Acquisition (See Note 9)	-	-	(1,277)	-

22.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at June 30, 2026:

	Expected Future Payments
(undiscounted)	2026	2027	2028	2029	2030	Thereafter	Total

Transportation and Processing	$495	$968	$861	$790	$736	$4,528	$8,378
Drilling and Field Services	108	19	2	1	1	5	136
Building Leases & Other Commitments	6	7	6	4	4	8	35
Total	$609	$994	$869	$795	$741	$4,541	$8,549

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three and six months ended June 30, 2026, and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended June 30, 2026 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2025, which are included in Items 8 and 7, respectively, of the 2025 Annual Report on Form 10‑K.

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

Highlights

During the first six months of 2026, the Company focused on executing its 2026 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, and delivering cash from operating activities. In conjunction with closing the NuVista Acquisition, as discussed below, the Company was also focused on integrating the new assets into its existing operations.

Higher upstream product revenues in the first six months of 2026 compared to 2025, primarily resulted from higher average realized oil and plant condensate prices, excluding the impact of risk management activities, and higher plant condensate and natural gas production volumes, partially offset by lower oil production volumes. Average oil and plant condensate prices increased 26 percent and 29 percent, respectively, primarily due to higher benchmark prices. Plant condensate and natural gas production volumes increased primarily due to the NuVista Acquisition in the first quarter of 2026. Oil production volumes decreased primarily due to the sale of the Company’s Anadarko assets in the second quarter of 2026. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments

•
On April 9, 2026, the Company closed the previously announced divestiture of its Anadarko assets, comprising approximately 360,000 net acres in the Anadarko Basin of Oklahoma, for proceeds of approximately $2.8 billion, after preliminary closing adjustments and transaction costs. The transaction had an effective date of January 1, 2026. Following the closing of the divestiture, Ovintiv repaid the balance under its Term Credit Agreement and the facility was terminated. The Term Credit Agreement is defined in the Liquidity and Capital Resources section of this MD&A.
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
•
On February 3, 2026, the Company closed its previously announced acquisition of all the issued and outstanding common shares of NuVista Energy Ltd. (“NuVista”) in a cash and stock transaction valued at approximately $2.8 billion (C$3.8 billion) (“NuVista Acquisition”), including Ovintiv’s previous purchase of 18.5 million common shares of NuVista. The Company issued approximately 30.1 million shares of Ovintiv common stock and paid cash consideration of approximately $1.2 billion (C$1.6 billion). Additionally, Ovintiv assumed and subsequently repaid NuVista’s debt, totaling approximately $282 million (C$385 million). The assets acquired are strategically located adjacent to Ovintiv’s current operations in the oil-rich Alberta Montney and add approximately 930 net well locations to Ovintiv’s existing Montney inventory and approximately 140,000 net acres.

Financial Results

Three months ended June 30, 2026

•
Reported net earnings of $456 million, or $1.62 per share diluted.
•
Recognized a loss on the divestiture of the Company’s Anadarko assets of $337 million, before tax, and allocated goodwill of $502 million to the transaction.
•
Recognized a net gain on risk management in revenues of $122 million, before tax.
•
Generated cash from operating activities of $1,632 million and Non-GAAP Cash Flow of $1,256 million.
•
Purchased for cancellation, approximately 6.1 million shares of common stock for total consideration of approximately $345 million.
•
Paid dividends of $0.30 per share of common stock totaling $84 million.

Six months ended June 30, 2026

•
Reported a net loss of $174 million, or $0.63 per share diluted, including non-cash ceiling test impairments of $1,154 million, after tax, or $4.21 per share diluted.
•
Recognized a loss on the divestiture of the Company’s Anadarko assets of $337 million, before tax, and allocated goodwill of $502 million to the transaction.
•
Recognized a net gain on risk management in revenues of $59 million, before tax.
•
Generated cash from operating activities of $2,688 million and Non-GAAP Cash Flow of $2,495 million.
•
Purchased for cancellation, approximately 7.6 million shares of common stock for total consideration of approximately $429 million.
•
Paid dividends of $0.60 per share of common stock totaling $169 million.
•
Had approximately $4.4 billion in total liquidity as at June 30, 2026, which included available credit facilities of $3.5 billion, available uncommitted demand lines of $159 million, and cash and cash equivalents of $700 million.
•
Reported Debt to EBITDA of 1.3 times and Non-GAAP Debt to Adjusted EBITDA of 0.8 times.

Capital Investment

During the six months ended June 30, 2026

•
Executed the Company’s 2026 capital plan with expenditures totaling $1,179 million.

Production

During the six months ended June 30, 2026

•
Produced average liquids volumes of 306.4 Mbbls/d, which accounted for 47 percent of total production volumes. Average oil and plant condensate volumes of 215.5 Mbbls/d, represented 70 percent of total liquids production volumes.
•
Produced average natural gas volumes of 2,041 MMcf/d, which accounted for 53 percent of total production volumes.
•
Produced average total volumes of 646.6 MBOE/d.

Operating Expenses

During the six months ended June 30, 2026

•
Incurred upstream transportation and processing expenses of $989 million or $8.45 per BOE, an increase of $172 million compared to 2025, primarily due to increased production volumes related to the NuVista Acquisition in the first quarter of 2026.
•
Incurred upstream operating expenses of $408 million or $3.49 per BOE, a decrease of $12 million compared to 2025, primarily due to the sale of the Company’s Anadarko assets in the second quarter of 2026, partially offset by increased activity related to the NuVista Acquisition in the first quarter of 2026.
•
Incurred total production, mineral and other taxes of $160 million, which represents approximately 3.55 percent of upstream product revenues. Total production, mineral and other taxes were in line with 2025.

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

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. The Company enters into derivative financial instruments to mitigate price volatility and provide more certainty around cash flows. As at June 30, 2026, the Company has hedged approximately 51.0 Mbbls/d of expected oil and condensate production and 757 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes commodity derivatives and transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

Additional information on Ovintiv’s hedging program can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Capital Investment

The Company continues to execute its 2026 capital investment program, focusing on maximizing returns from high-margin oil and condensate, and generating cash flows in excess of capital expenditures.

During the second quarter of 2026, the Company invested $574 million, which was in line with its second quarter guidance range of $550 million to $600 million. The Company expects to meet its full year 2026 capital investment guidance range of $2,250 million to $2,350 million.

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

Production

During the second quarter of 2026, total average production volumes were 614.6 MBOE/d, which was in line with the second quarter guidance range of 610.0 MBOE/d to 635.0 MBOE/d. Average oil and plant condensate production volumes were 205.8 Mbbls/d and average other NGL production volumes were 82.4 Mbbls/d, which exceeded their second quarter guidance ranges of 200.0 Mbbls/d to 205.0 Mbbls/d and 75.0 Mbbls/d to 80.0 Mbbls/d, respectively. Average natural gas production volumes were 1,959 MMcf/d, which was lower than the second quarter guidance range of 2,000 MMcf/d to 2,100 MMcf/d primarily due to higher third-party plant downtime and the prioritization of liquids production volumes over natural gas production volumes.

In July 2026, the Company updated its full year 2026 production guidance ranges to reflect strong well performance in Permian. The Company expects to meet its updated full year 2026 total production guidance range of 630.0 MBOE/d to 645.0 MBOE/d, including oil and plant condensate production volumes of approximately 210.0 Mbbls/d to 212.0 Mbbls/d, other NGLs production volumes of approximately 83.0 Mbbls/d to 85.0 Mbbls/d and natural gas production volumes of approximately 2,025 MMcf/d to 2,075 MMcf/d.

Operating Expenses

Ovintiv promotes a collaborative culture that values knowledge exchange, open communication, continuous improvement and learning. This culture stimulates innovation and fosters the creation of best practices resulting in efficiency improvements and enhanced operational performance for the Company.

The Company is on track to incur upstream transportation and processing costs of approximately $8.75 per BOE to $9.25 per BOE, upstream operating expenses of approximately $3.00 per BOE to $3.50 per BOE, and total production, mineral and other taxes of approximately 3.25 to 3.75 percent of upstream product revenues for the remainder of the year.

Additional information on Ovintiv’s third quarter and updated full year 2026 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

Results of Operations

Selected Financial Information

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

Product and Service Revenues
Upstream product revenues	$2,293	$1,755	$4,507	$3,717
Service revenues (1)	4	9	11	12
Total Product and Service Revenues	2,297	1,764	4,518	3,729

Sales of Purchased Product	575	450	931	860
Gains (Losses) on Risk Management, Net	122	87	59	71
Sublease Revenues	19	17	37	35
Total Revenues	3,013	2,318	5,545	4,695

Total Operating Expenses (2)	2,019	1,807	5,305	4,273
Operating Income (Loss)	994	511	240	422
Total Other (Income) Expenses (3)	455	112	528	216
Net Earnings (Loss) Before Income Tax	539	399	(288)	206
Income Tax Expense (Recovery)	83	92	(114)	58

Net Earnings (Loss)	$456	$307	$(174)	$148
(1)
Service revenues comprise third-party gathering and processing fees, and other revenues.
(2)
Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs. The three and six months ended June 30, 2026, include non-cash ceiling test impairments of nil and $1,485 million, respectively (2025 ‑ nil and $730 million, respectively).
(3)
The three and six months ended June 30, 2026, include a loss on the divestiture of the Company’s Anadarko assets of $337 million, respectively.

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

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended June 30,		Six months ended June 30,
(average for the period)	2026	2025	2026	2025

Oil & NGLs
WTI ($/bbl)	$92.79	$63.74	$82.36	$67.58
Houston ($/bbl)	95.76	64.91	84.32	68.80
Edmonton Condensate (C$/bbl)	132.32	88.21	115.27	94.39

Natural Gas
NYMEX ($/MMBtu)	$2.90	$3.44	$3.97	$3.55
AECO (C$/Mcf)	1.51	2.07	2.00	2.05
Dawn (C$/MMBtu)	3.53	3.97	4.79	4.82

Production Volumes and Realized Prices

	Three months ended June 30,				Six months ended June 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2026	2025	2026	2025	2026	2025	2026	2025

Oil (Mbbls/d, $/bbl)
USA Operations	122.6	141.6	$100.78	$64.50	131.8	146.0	$85.78	$68.24
Canadian Operations	0.4	0.4	75.39	63.42	0.6	0.3	73.30	66.40
Total	123.0	142.0	100.69	64.50	132.4	146.3	85.74	68.24

NGLs - Plant Condensate (Mbbls/d, $/bbl)
USA Operations	7.2	11.4	77.39	50.76	9.2	10.8	65.03	54.34
Canadian Operations	75.6	57.8	94.20	62.76	73.9	51.4	83.25	65.05
Total	82.8	69.2	92.75	60.79	83.1	62.2	81.24	63.18

NGLs - Other (Mbbls/d, $/bbl)
USA Operations	55.6	76.8	18.19	17.52	65.1	73.6	16.68	19.52
Canadian Operations	26.8	18.7	28.90	21.44	25.8	18.5	27.46	25.12
Total	82.4	95.5	21.67	18.28	90.9	92.1	19.73	20.64

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	185.4	229.8	75.10	48.11	206.1	230.4	63.02	52.03
Canadian Operations	102.8	76.9	77.14	52.73	100.3	70.2	68.86	54.54
Total	288.2	306.7	75.83	49.27	306.4	300.6	64.93	52.62

Natural Gas (MMcf/d, $/Mcf)
USA Operations	329	508	0.03	2.26	424	509	1.86	2.70
Canadian Operations	1,630	1,343	2.05	2.24	1,617	1,298	2.61	2.56
Total	1,959	1,851	1.71	2.24	2,041	1,807	2.45	2.60

Total Production (MBOE/d, $/BOE)
USA Operations	240.2	314.7	58.01	38.81	276.9	315.3	49.78	42.40
Canadian Operations	374.4	300.6	30.10	23.47	369.7	286.6	30.08	24.95
Total	614.6	615.3	41.00	31.32	646.6	601.9	38.51	34.10

Production Mix (%)
Oil & Plant Condensate	34	34			33	35
NGLs - Other	13	16			14	15
Total Oil & NGLs	47	50			47	50
Natural Gas	53	50			53	50

Production Change
Period Over Period (%) (3)
Total Oil & NGLs	(6)	1			2	-
Natural Gas	6	6			13	7
Total Production	-	4			7	3
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues, Excluding Realized Gains (Losses) on Risk Management

	Three months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2025 Upstream Product Revenues	$833	$384	$160	$378	$1,755
Increase (decrease) due to:
Sales prices	405	232	22	(94)	565
Production volumes	(112)	82	(18)	21	(27)
2026 Upstream Product Revenues	$1,126	$698	$164	$305	$2,293

	Six months ended June 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas	Total

2025 Upstream Product Revenues	$1,810	$712	$345	$850	$3,717
Increase (decrease) due to:
Sales prices	415	261	(24)	(50)	602
Production volumes	(171)	249	4	106	188
2026 Upstream Product Revenues	$2,054	$1,222	$325	$906	$4,507

Oil Revenues

Three months ended June 30, 2026, versus June 30, 2025

Oil revenues were higher by $293 million compared to the second quarter of 2025 primarily due to:

•
An increase of $36.19 per bbl, or 56 percent, in the average realized oil prices which increased revenues by $405 million. The increase reflected higher Houston and WTI benchmark prices which were up 48 percent and 46 percent, respectively, and higher regional pricing relative to benchmark prices; and
•
Lower average oil production volumes of 19.0 Mbbls/d decreased revenues by $112 million. Lower production volumes were primarily due to the sale of the Anadarko assets in the second quarter of 2026 (21.2 Mbbls/d), partially offset by successful drilling in Permian (1.4 Mbbls/d).

Six months ended June 30, 2026, versus June 30, 2025

Oil revenues were higher by $244 million compared to the first six months of 2025 primarily due to:

•
An increase of $17.50 per bbl, or 26 percent, in the average realized oil prices which increased revenues by $415 million. The increase reflected higher Houston and WTI benchmark prices which were up 23 percent and 22 percent, respectively, and higher regional pricing relative to benchmark prices; and
•
Lower average oil production volumes of 13.9 Mbbls/d decreased revenues by $171 million. Lower production volumes were primarily due to the sale of the Anadarko assets in the second quarter of 2026 (9.4 Mbbls/d) and the sale of the Uinta assets in the first quarter of 2025 (3.0 Mbbls/d).

NGL Revenues

Three months ended June 30, 2026, versus June 30, 2025

NGL revenues were higher by $318 million compared to the second quarter of 2025 primarily due to:

•
An increase of $31.96 per bbl, or 53 percent, in the average realized plant condensate prices which increased revenues by $232 million. The increase primarily reflected the higher Edmonton Condensate benchmark price which was up 50 percent and higher regional pricing relative to benchmark prices; and

•
Higher average plant condensate production volumes of 13.6 Mbbls/d increased revenues by $82 million. Higher production volumes were primarily due to the NuVista Acquisition in the first quarter of 2026 (27.2 Mbbls/d), partially offset by the sale of the Anadarko assets in the second quarter of 2026 (4.8 Mbbls/d), higher effective royalty rates in Montney (3.2 Mbbls/d), natural declines in Montney (3.2 Mbbls/d) and lower production volumes in Montney due to increased third-party plant downtime and pipeline restrictions (2.8 Mbbls/d).

Six months ended June 30, 2026, versus June 30, 2025

NGL revenues were higher by $490 million compared to the first six months of 2025 primarily due to:

•
An increase of $18.06 per bbl, or 29 percent, in the average realized plant condensate prices which increased revenues by $261 million. The increase primarily reflected the higher Edmonton Condensate benchmark price which was up 22 percent, higher regional pricing relative to benchmark prices and a lower U.S./Canadian dollar foreign exchange rate; and
•
Higher average plant condensate production volumes of 20.9 Mbbls/d increased revenues by $249 million. Higher production volumes were primarily due to the NuVista Acquisition in the first quarter of 2026 (22.3 Mbbls/d) and the Montney assets acquired in the first quarter of 2025 (3.7 Mbbls/d), partially offset by lower production volumes in Montney due to increased third-party plant downtime and pipeline restrictions (2.4 Mbbls/d) and the sale of the Anadarko assets in the second quarter of 2026 (2.2 Mbbls/d).

Natural Gas Revenues

Three months ended June 30, 2026, versus June 30, 2025

Natural gas revenues were lower by $73 million compared to the second quarter of 2025 primarily due to:

•
A decrease of $0.53 per Mcf, or 24 percent, in the average realized natural gas prices which decreased revenues by $94 million. The decrease reflected lower regional pricing relative to benchmark prices in the USA Operations and the lower AECO and NYMEX benchmark prices which were down 27 percent and 16 percent, respectively, partially offset by higher regional pricing relative to benchmark prices in the Canadian Operations; and
•
Higher average natural gas production volumes of 108 MMcf/d increased revenues by $21 million. Higher production volumes were primarily due to the NuVista Acquisition in the first quarter of 2026 (423 MMcf/d), partially offset by the sale of the Anadarko assets in the second quarter of 2026 (223 MMcf/d) and natural declines in Montney (88 MMcf/d).

Six months ended June 30, 2026, versus June 30, 2025

Natural gas revenues were higher by $56 million compared to the first six months of 2025 primarily due to:

•
Higher average natural gas production volumes of 234 MMcf/d increased revenues by $106 million. Higher production volumes were primarily due to the NuVista Acquisition in the first quarter of 2026 (348 MMcf/d) and the Montney assets acquired in the first quarter of 2025 (34 MMcf/d), partially offset by the sale of the Anadarko assets in the second quarter of 2026 (117 MMcf/d); and
•
A decrease of $0.15 per Mcf, or six percent, in the average realized natural gas prices which decreased revenues by $50 million. The decrease reflected lower regional pricing relative to benchmark prices in the USA Operations, partially offset by the higher NYMEX benchmark price which was up 12 percent and higher regional pricing relative to benchmark prices in the Canadian Operations.

Sales of Purchased Product

Revenues from the sale of purchased product relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

Sales of Purchased Product	$575	$450	$931	$860

Three months ended June 30, 2026, versus June 30, 2025

Sales of purchased product revenues increased $125 million compared to the second quarter of 2025 primarily due to:

•
Higher realized third-party liquids pricing ($208 million) and higher sales of third-party purchased natural gas volumes ($29 million);

partially offset by:

•
Lower sales of third-party purchased liquids volumes ($100 million) and lower realized third-party natural gas pricing ($13 million).

Six months ended June 30, 2026, versus June 30, 2025

Sales of purchased product revenues increased $71 million compared to the first six months of 2025 primarily due to:

•
Higher realized third-party liquids and natural gas pricing ($214 million and $12 million, respectively), and higher sales of third-party purchased natural gas volumes ($32 million);

partially offset by:

•
Lower sales of third-party purchased liquids volumes ($187 million).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at June 30, 2026, can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

Realized Gains (Losses) on Risk Management
Commodity Price
Oil	$(103)	$9	$(126)	$9
NGLs - Plant Condensate	(15)	-	(20)	-
Natural Gas	50	24	68	54
Total	(68)	33	(78)	63

Unrealized Gains (Losses) on Risk Management	190	54	137	8
Total Gains (Losses) on Risk Management, Net	$122	$87	$59	$71

	Three months ended June 30,		Six months ended June 30,
(Per-unit)	2026	2025	2026	2025

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$(9.16)	$0.73	$(5.26)	$0.35
NGLs - Plant Condensate ($/bbl)	$(2.01)	$-	$(1.32)	$-
Natural Gas ($/Mcf)	$0.28	$0.14	$0.18	$0.16
Total ($/BOE)	$(1.21)	$0.59	$(0.67)	$0.57

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

USA Operations	$71	$67	$142	$150
Canadian Operations	10	6	18	10
Total	$81	$73	$160	$160

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2026	2025	2026	2025

USA Operations	$3.22	$2.36	$2.83	$2.64
Canadian Operations	$0.28	$0.21	$0.26	$0.19
Production, Mineral and Other Taxes	$1.43	$1.31	$1.36	$1.47

Three months ended June 30, 2026, versus June 30, 2025

Production, mineral and other taxes increased $8 million compared to the second quarter of 2025 primarily due to:

•
Higher oil commodity prices ($18 million) and higher property taxes due to the NuVista Acquisition in the first quarter of 2026 ($4 million);

partially offset by:

•
The sale of the Anadarko assets in the second quarter of 2026 ($14 million).

Six months ended June 30, 2026, versus June 30, 2025

Production, mineral and other taxes were in line with the first six months of 2025 primarily due to:

•
Higher oil commodity prices ($19 million) and higher property taxes due to the NuVista Acquisition in the first quarter of 2026 ($7 million);

partially offset by:

•
The sales of the Anadarko assets in the second quarter of 2026 and the Uinta assets in the first quarter of 2025 ($14 million and $5 million, respectively) and lower effective production tax rates ($4 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

Upstream
USA Operations	$90	$114	$205	$226
Canadian Operations	439	312	784	591
Upstream Transportation and Processing	529	426	989	817

Other (1)	11	9	22	16
Total	$540	$435	$1,011	$833

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2026	2025	2026	2025

USA Operations	$4.12	$4.01	$4.10	$3.96
Canadian Operations	$12.89	$11.40	$11.71	$11.38
Upstream Transportation and Processing	$9.47	$7.62	$8.45	$7.50
(1)
The second quarter and first six months of 2026 include pipeline transportation fees associated with previously divested assets in the USA Operations of nil, respectively (2025 - $1 million, respectively) and other third-party transportation and processing fees with no associated volumes in the Canadian Operations of approximately $11 million and $22 million, respectively (2025 ‑ $8 million and $15 million, respectively).

Three months ended June 30, 2026, versus June 30, 2025

Transportation and processing expense increased $105 million compared to the second quarter of 2025 primarily due to:

•
Higher production volumes due to the NuVista Acquisition in the first quarter of 2026 ($91 million), higher midstream transportation costs in Montney ($31 million) and higher transportation costs in Permian due to increased gas production volumes ($7 million);

partially offset by:

•
The sale of the Anadarko assets in the second quarter of 2026 ($36 million).

Six months ended June 30, 2026, versus June 30, 2025

Transportation and processing expense increased $178 million compared to the first six months of 2025 primarily due to:

•
Higher production volumes due to the NuVista Acquisition in the first quarter of 2026 ($159 million), higher midstream transportation costs in Montney ($49 million), higher transportation costs in Permian due to increased gas production volumes ($13 million) and a lower U.S./Canadian dollar exchange rate ($13 million);

partially offset by:

•
The sale of the Anadarko assets in the second quarter of 2026 ($36 million), a settlement related to a downstream transportation contract in the Canadian Operations ($19 million) and lower downstream transportation costs in Montney due to a third-party adjustment ($6 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

Upstream
USA Operations	$133	$173	$309	$342
Canadian Operations	48	42	99	78
Upstream Operating Expense	181	215	408	420

Other	2	4	2	4
Total	$183	$219	$410	$424

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2026	2025	2026	2025

USA Operations	$6.09	$6.03	$6.15	$5.99
Canadian Operations	$1.42	$1.56	$1.49	$1.52
Upstream Operating Expense	$3.25	$3.84	$3.49	$3.86

Three months ended June 30, 2026, versus June 30, 2025

Operating expense decreased $36 million compared to the second quarter of 2025 primarily due to:

•
The sale of the Anadarko assets in the second quarter of 2026 ($35 million) and lower salaries and benefits resulting from the corporate reorganization during the quarter ($11 million);

partially offset by:

•
Higher activity due to the NuVista Acquisition in the first quarter of 2026 ($9 million).

Six months ended June 30, 2026, versus June 30, 2025

Operating expense decreased $14 million compared to the first six months of 2025 primarily due to:

•
The sales of the Anadarko assets in the second quarter of 2026 ($35 million) and lower salaries and benefits resulting from the corporate reorganization during the quarter ($11 million);

partially offset by:

•
Higher activity due to the NuVista Acquisition in the first quarter of 2026 ($17 million), and increased workover activity in Montney and Permian ($9 million).

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

Purchased Product	$563	$440	$907	$842

Three months ended June 30, 2026, versus June 30, 2025

Purchased product expense increased $123 million compared to the second quarter of 2025 primarily due to:

•
Higher third-party liquids purchase prices ($205 million) and higher third-party purchased natural gas volumes ($22 million);

partially offset by:

•
Lower third-party purchased liquids volumes ($99 million) and lower third-party natural gas purchase prices ($7 million).

Six months ended June 30, 2026, versus June 30, 2025

Purchased product expense increased $65 million compared to the first six months of 2025 primarily due to:

•
Higher third-party liquids and natural gas purchase prices ($211 million and $14 million, respectively), and higher third-party purchased natural gas volumes ($26 million);

partially offset by:

•
Lower third-party purchased liquids volumes ($186 million).

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

Upstream
USA Operations	$282	$370	$618	$745
Canadian Operations	233	180	453	345
Upstream DD&A	515	550	1,071	1,090

Corporate & Other	4	6	9	11
Total	$519	$556	$1,080	$1,101

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2026	2025	2026	2025

USA Operations	$12.93	$12.91	$12.34	$13.04
Canadian Operations	$6.82	$6.56	$6.76	$6.64
Upstream DD&A	$9.20	$9.81	$9.15	$10.00

Three months ended June 30, 2026, versus June 30, 2025

DD&A decreased $37 million compared to the second quarter of 2025 primarily due to:

•
Lower production volumes in the USA Operations primarily due to the sale of the Anadarko assets in the second quarter of 2026 ($88 million);

partially offset by:

•
Higher production volumes in the Canadian Operations primarily due to the NuVista Acquisition in the first quarter of 2026 ($43 million) and a higher depletion rate in the Canadian Operations ($9 million).

The upstream depletion rate in the USA Operations increased $0.02 per BOE primarily due to lower reserve volumes from the sale of the Anadarko assets in the second quarter of 2026, partially offset by a decrease in the depletable base resulting from the ceiling test impairment recognized in the first quarter of 2026. The upstream depletion rate in the Canadian Operations increased $0.26 per BOE primarily due to a higher depletable base resulting from the NuVista Acquisition in the first quarter of 2026, partially offset by the ceiling test impairments recognized in the first quarter of 2026 and the third quarter of 2025.

Six months ended June 30, 2026, versus June 30, 2025

DD&A decreased $21 million compared to the first six months of 2025 primarily due to:

•
Lower production volumes in the USA Operations primarily due to the sale of the Anadarko assets in the second quarter of 2026 ($91 million), and a lower depletion rate in the USA Operations ($35 million);

partially offset by:

•
Higher production volumes in the Canadian Operations primarily due to the NuVista Acquisition in the first quarter of 2026 ($102 million) and a lower U.S./Canadian dollar foreign exchange rate ($8 million).

The upstream depletion rate in the USA Operations decreased $0.70 per BOE primarily due to a lower depletable base resulting from the ceiling test impairment recognized in the first quarter of 2026, partially offset by the lower reserve volumes resulting from the sale of the Anadarko assets in the second quarter of 2026. The upstream depletion rate in the Canadian Operations increased $0.12 per BOE primarily due to a higher depletable base resulting from the NuVista Acquisition in the first quarter of 2026, partially offset by the ceiling test impairments recognized in the first quarter of 2026 and the third quarter of 2025.

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

In the second quarter of 2026, the Company did not recognize ceiling test impairments in the USA and Canadian Operations. In the first six months of 2026, the Company recognized before-tax non-cash ceiling test impairments of $1,485 million, comprising $1,111 million in the USA Operations and $374 million in the Canadian Operations. The non-cash ceiling test impairments recognized in the first quarter of 2026 primarily resulted from declines in the 12-month average trailing prices which reduced proved reserves in the USA Operations, and the 12-month average trailing prices used in the ceiling test at March 31, 2026, which were lower than the market prices used for the NuVista Acquisition on February 3, 2026, in the Canadian Operations.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
June 30, 2026	$71.90	$98.72	$3.64	$1.73
March 31, 2026	63.31	86.26	3.72	1.80
December 31, 2025	65.34	90.09	3.39	1.76
June 30, 2025	70.48	97.10	2.86	1.48
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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs, and Transaction and Legal Costs (1)	$71	$67	$151	$139
Long-term incentive costs	10	8	22	18
Restructuring costs	45	1	45	11
Transaction and legal costs	-	-	20	1
Total Administrative	$126	$76	$238	$169

	Three months ended June 30,		Six months ended June 30,
($/BOE)	2026	2025	2026	2025

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs, and Transaction and Legal Costs (1)	$1.28	$1.19	$1.29	$1.28
Long-term incentive costs	0.17	0.15	0.18	0.17
Restructuring costs	0.80	0.03	0.39	0.10
Transaction and legal costs	-	-	0.17	0.01
Total Administrative	$2.25	$1.37	$2.03	$1.56
(1)
The second quarter and first six months of 2026 includes costs related to The Bow office lease of $28 million and $57 million, respectively (2025 - $26 million and $54 million, respectively), half of which is recovered from sublease revenues.

Three months ended June 30, 2026, versus June 30, 2025

Administrative expense increased $50 million compared to the second quarter of 2025 primarily due to:

•
Higher restructuring costs ($44 million).

Six months ended June 30, 2026, versus June 30, 2025

Administrative expense increased $69 million compared to the first six months of 2025 primarily due to:

•
Higher restructuring costs ($34 million) and transaction costs incurred related to the NuVista Acquisition ($23 million).

In 2024, Ovintiv undertook a plan, which extended into 2025, to reduce its workforce by approximately 10 percent as part of a corporate reorganization. In 2026, the Company completed further workforce reductions as part of a company-wide reorganization to better align staffing levels and organizational structure with the Company’s transformed portfolio following the sale of the Anadarko assets. Additional information on the NuVista Acquisition, restructuring charges and long-term incentive costs can be found in Notes 9, 17 and 18, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Other (Income) Expenses

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

Interest	$100	$95	$204	$192
Foreign Exchange (Gain) Loss, Net	23	22	21	32
(Gain) Loss on Divestitures, Net	337	-	337	-
Other (Gains) Losses, Net	(5)	(5)	(34)	(8)
Total Other (Income) Expenses	$455	$112	$528	$216

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest and long-term debt can be found in Notes 5 and 12, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended June 30, 2026, versus June 30, 2025

Interest expense increased $5 million compared to the second quarter of 2025 primarily due to:

•
A one-time make-whole interest payment resulting from the early redemption of the Company’s $700 million senior notes during the quarter ($20 million);

partially offset by:

•
Interest savings related to the repayment of the Company’s $700 million senior notes during the quarter, its $459 million senior notes in the first quarter of 2026 and its $600 million senior notes in the second quarter of 2025 ($18 million).

Six months ended June 30, 2026, versus June 30, 2025

Interest expense increased $12 million compared to the first six months of 2025 primarily due to:

•
A one-time make-whole interest payment resulting from the early redemption of the Company’s $700 million senior notes during the quarter ($20 million), higher interest expense on short-term borrowings and the Term Credit Agreement ($11 million) and higher interest expense on finance leases ($4 million);

partially offset by:

•
Interest savings related to the repayment of the Company’s $700 million senior notes during the quarter, its $459 million senior notes in the first quarter of 2026 and its $600 million senior notes in the second quarter of 2025 ($33 million).

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

Three months ended June 30, 2026, versus June 30, 2025

Net foreign exchange loss increased $1 million compared to the second quarter of 2025 primarily due to:

•
Unrealized foreign exchange losses on the translation of intercompany notes in 2026 ($30 million);

partially offset by:

•
Gains on other monetary revaluations compared to losses in 2025 ($27 million).

Six months ended June 30, 2026, versus June 30, 2025

Net foreign exchange loss decreased $11 million compared to the first six months of 2025 primarily due to:

•
Realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada in 2025 ($98 million), gains on other monetary revaluations compared to losses in 2025 ($26 million) and lower unrealized foreign exchange losses on the translation of intercompany notes ($12 million);

partially offset by:

•
Lower unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada ($83 million) and realized foreign exchange losses on the settlement of intercompany notes compared to gains in 2025 ($42 million).

(Gain) Loss on Divestitures, Net

During the second quarter and first six months of 2026, the Company recognized a before-tax loss on the sale of the Company’s Anadarko assets of $337 million, respectively, as discussed in the Significant Developments section of this MD&A.

Amounts received from the Company’s divestiture transactions are deducted from the respective U.S. and Canadian full cost pools, except for divestitures that result in a significant alteration between capitalized costs and proved reserves in a country cost center, in which case a gain or loss is recognized. Additional information on the loss on divestiture can be found in Note 8 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Income Tax

During the first six months of 2026, the current income tax expense of $35 million was lower than 2025 primarily due to recently enacted Canadian legislation that accelerates capital cost recovery and favorable changes in the calculation of Corporate Alternative Minimum Tax in the U.S.

During the first six months of 2026, the deferred income tax recovery of $149 million was higher than 2025, primarily due to the impact of the non-cash ceiling test impairment recognized in the U.S. in the first quarter of 2026.

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

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations and shareholder return framework or to manage its capital structure as discussed below. As at June 30, 2026, $476 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

	As at June 30,
($ millions, except as indicated)	2026	2025

Cash and Cash Equivalents	$700	$20
Available Credit Facilities	3,500	3,350
Available Uncommitted Demand Lines (1)	159	132
Issuance of U.S. Commercial Paper	-	(331)
Total Liquidity	$4,359	$3,171

Long-Term Debt, including current portion	$3,695	$5,333
Total Shareholders’ Equity	$11,499	$10,377

Debt to Capitalization (%) (2)	24	34
Debt to Adjusted Capitalization (%) (2)	16	23
(1)
Includes four uncommitted demand lines totaling $349 million, net of $190 million in related undrawn letters of credit (2025 - $312 million and $180 million, respectively).
(2)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in December 2029, provide financial flexibility and allow the Company to fund its operations or capital investment program. As at June 30, 2026, there were no outstanding amounts under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. Commercial Paper (“CP”) programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at June 30, 2026, the Company had no balance outstanding under its U.S. CP program. All of Ovintiv’s credit ratings are investment grade as at June 30, 2026.

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

Additional information on the Anadarko divestiture, the NuVista Acquisition and the Term Credit Agreement can be found in Notes 8, 9 and 12, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The available Credit Facilities, uncommitted demand lines, and cash and cash equivalents, provide Ovintiv with total liquidity of approximately $4.4 billion as at June 30, 2026. As at June 30, 2026, Ovintiv also had approximately $190 million in undrawn letters of credit issued in the normal course of business as collateral security.

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

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at June 30, 2026, the Company’s Debt to Adjusted Capitalization was 16 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012, adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2025 Annual Report on Form 10‑K.

Sources and Uses of Cash

The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended June 30,		Six months ended June 30,
($ millions)	Activity Type	2026	2025	2026	2025

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$1,632	$1,013	$2,688	$1,886
Proceeds from divestitures	Investing	2,822	12	2,829	1,896
Net issuance of revolving debt	Financing	-	396	-	481
Issuance of debt under the Term Credit Agreement	Financing	-	-	1,151	-
Other	Investing/Financing	1	-	44	102
		4,455	1,421	6,712	4,365

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	574	521	1,179	1,138
Acquisitions	Investing	14	3	21	2,313
Corporate acquisition, net of cash acquired	Investing	-	-	1,192	-
Net repayment of revolving debt	Financing	877	-	580	-
Repayment of debt under the Term Credit Agreement	Financing	1,151	-	1,151	-
Repayment of long-term debt	Financing	720	600	1,179	600
Purchase of shares of common stock	Financing	345	147	429	147
Dividends on shares of common stock	Financing	84	77	169	155
Other	Investing/Financing	15	48	147	21
		3,780	1,396	6,047	4,374
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(1)	(13)	-	(13)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$674	$12	$665	$(22)

Operating Activities

Net cash from operating activities in the second quarter and first six months of 2026 was $1,632 million and $2,688 million, respectively, and was primarily a reflection of the impacts from production volumes, average realized commodity prices, realized gains/losses on risk management and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 21 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the second quarter and first six months of 2026 was $1,256 million and $2,495 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended June 30, 2026, versus June 30, 2025

Net cash from operating activities increased $619 million compared to the second quarter of 2025 primarily due to:

•
Higher realized liquids commodity prices ($659 million), changes in non-cash working capital ($269 million), higher plant condensate and natural gas production volumes ($103 million), and lower operating expense, excluding non-cash long-term incentive costs ($31 million);

partially offset by:

•
Lower oil and other NGLs production volumes ($130 million), higher transportation and processing expense ($105 million), realized losses on risk management in revenues compared to gains in 2025 ($101 million), lower realized natural gas commodity prices ($94 million) and higher administrative expense, excluding non-cash long-term incentive costs ($49 million).

Six months ended June 30, 2026, versus June 30, 2025

Net cash from operating activities increased $802 million compared to the first six months of 2025 primarily due to:

•
Higher realized oil and plant condensate commodity prices ($676 million), higher NGLs and natural gas production volumes ($359 million), changes in non-cash working capital ($220 million), realized foreign exchange losses on risk management contracts issued from Canada in 2025 ($98 million), lower current income tax expense ($34 million) and lower operating expense, excluding non-cash long-term incentive costs ($11 million);

partially offset by:

•
Higher transportation and processing expense ($178 million), lower oil production volumes ($171 million), realized losses on risk management in revenues compared to gains in 2025 ($141 million), lower realized natural gas and other NGLs commodity prices ($74 million), and higher administrative expense, excluding non-cash long-term incentive costs ($68 million).

Investing Activities

Cash from investing activities in the first six months of 2026 was $481 million primarily due to the sale of the Company’s Anadarko assets, partially offset by the NuVista Acquisition in the first quarter of 2026 and capital expenditures.

Divestitures in the first six months of 2026 were $2,829 million, which primarily included the sale of the Anadarko assets in Oklahoma. Divestitures in the first six months of 2025 were $1,896 million, which primarily included the sale of the Uinta assets in Utah. Acquisitions in the first six months of 2025 were $2,313 million, which primarily included the Montney Acquisition.

The corporate acquisition in the first six months of 2026 was $1,192 million, which reflects the net cash paid to complete the NuVista Acquisition.

Capital expenditures increased $41 million compared to the first six months of 2025, primarily due to increased capital activity in Montney primarily due to the NuVista Acquisition in the first quarter of 2026 and increased drilling and completions costs in Permian, partially offset by decreased capital activity resulting from the sale of the Anadarko assets.

Capital expenditures are summarized in Note 3, acquisition and divestiture activities, including additional information regarding the Montney Acquisition and the sales of the Anadarko and Uinta assets, can be found in Note 8, and additional information regarding the NuVista Acquisition can be found in Note 9 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

Net cash used in financing activities has been impacted by Ovintiv’s strategic objective to return value to shareholders by repaying existing debt, purchasing shares of common stock and paying dividends.

Net cash used in financing activities in the first six months of 2026 increased $2,062 million compared to 2025. The increase was primarily due to a net repayment of revolving debt in 2026 of $580 million compared to a net issuance in 2025 of $481 million, increased repayment of long-term debt, including the early redemption of the Company’s May 2028 senior notes during the second quarter of 2026 ($579 million), increased purchases of shares of common stock ($282 million) and the settlement of a property acquisition payable in the first quarter of 2026 ($123 million). Additionally, during the first six months of 2026, the Company borrowed and subsequently repaid $1,151 million under the Term Credit Agreement.

In January 2026, Ovintiv redeemed its $459 million, 5.375 percent senior notes due January 1, 2026, with cash on hand and proceeds from short-term borrowings. On April 20, 2026, the Company redeemed its $700 million, 5.65 percent senior notes due May 15, 2028, with proceeds from the divestiture of its Anadarko assets, which is expected to result in annualized interest savings of approximately $40 million. The early redemption resulted in a one-time make-whole payment of $20 million.

The Company’s long-term debt totaled $3,695 million at June 30, 2026. There was no current portion of long-term debt outstanding at June 30, 2026. The Company’s long-term debt at December 31, 2025, including the current portion of $810 million, totaled $5,202 million. As at June 30, 2026, the Company has no fixed rate long-term debt due until 2030 and beyond.

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

In support of the Company’s commitment to enhancing shareholder value, Ovintiv utilizes its shareholder return framework to provide competitive returns to shareholders. As discussed in the Significant Developments section of this MD&A, the Company updated its shareholder return framework, which commits to returning between 50 percent and 100 percent of annual Non-GAAP Cash Flow in excess of capital expenditures through base dividends and share buybacks.

For additional information on long-term debt, refer to Note 12 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Further details on the Company’s debt-based metrics can be found in the Non-GAAP measures section of this MD&A.

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended June 30,		Six months ended June 30,
($ millions, except as indicated)	2026	2025	2026	2025

Dividend Payments	$84	$77	$169	$155
Dividend Payments ($/share)	$0.30	$0.30	$0.60	$0.60

On July 23, 2026, the Board of Directors declared a dividend of $0.30 per share of common stock payable on September 29, 2026, to shareholders of record as of September 15, 2026.

Dividends paid in the first six months of 2026 increased $14 million compared to 2025 due to additional shares of common stock issued as part of the NuVista Acquisition.

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

In the second quarter and first six months of 2026, the Company purchased, for cancellation, approximately 6.1 million and 7.6 million shares of common stock, respectively, for total consideration of approximately $345 million and $429 million, respectively. For additional information on the NCIB, refer to Note 14 to the Consolidated Financial Statements included in Part I, Item 1 and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10‑Q.

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

	Three months ended June 30,		Six months ended June 30,
($ millions)	2026	2025	2026	2025

Cash From (Used in) Operating Activities	$1,632	$1,013	$2,688	$1,886
(Add back) deduct:
Net change in other assets and liabilities	(4)	(11)	(18)	(22)
Net change in non-cash working capital	380	111	211	(9)
Non-GAAP Cash Flow	$1,256	$913	$2,495	$1,917

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

($ millions, except as indicated)	June 30, 2026	December 31, 2025

Debt (Long-Term Debt, including Current Portion)	$3,695	$5,202
Total Shareholders’ Equity	11,499	11,195
Capitalization	$15,194	$16,397
Debt to Capitalization	24%	32%

Debt (Long-Term Debt, including Current Portion)	$3,695	$5,202
Total Shareholders’ Equity	11,499	11,195
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$22,940	$24,143
Debt to Adjusted Capitalization	16%	22%

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

($ millions, except as indicated)	June 30, 2026	December 31, 2025

Debt (Long-Term Debt, including Current Portion)	$3,695	$5,202

Net Earnings (Loss)	920	1,242
Add back (deduct):
Depreciation, depletion and amortization	2,158	2,179
Interest	388	376
Income tax expense (recovery)	(644)	(472)
EBITDA	$2,822	$3,325
Debt to EBITDA (times)	1.3	1.6

Debt (Long-Term Debt, including Current Portion)	$3,695	$5,202

Net Earnings (Loss)	920	1,242
Add back (deduct):
Depreciation, depletion and amortization	2,158	2,179
Impairments	1,675	920
Accretion of asset retirement obligation	28	28
Interest	388	376
Unrealized (gains) losses on risk management	(135)	(6)
Foreign exchange (gain) loss, net	20	31
(Gain) loss on divestitures, net	337	-
Other (gains) losses, net	(72)	(46)
Income tax expense (recovery)	(644)	(472)
Adjusted EBITDA	$4,675	$4,252
Debt to Adjusted EBITDA (times)	0.8	1.2

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect that fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for oil, and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Part 1, Item 2 of this Quarterly Report on Form 10‑Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1A. “Risk Factors” of the 2025 Annual Report on Form 10‑K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Notes 19 and 20 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

	June 30, 2026
(US$ millions)	10% Price Increase	10% Price Decrease

Oil Price	$(55)	$39
NGLs - Plant Condensate Price	(6)	6
Natural Gas Price	61	(58)

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital investment (1)	$1		$8
Transportation and processing expense (1)	-	$-	13	$0.11
Operating expense (1)	-	-	2	0.01
Administrative expense	-	-	2	0.02
Depreciation, depletion and amortization (1)	-	-	8	0.07

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts from time to time. As at June 30, 2026, the Company does not have any notional U.S. dollar denominated currency swaps.

As at June 30, 2026, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

The table below summarizes the sensitivity to foreign exchange rate fluctuations, with all other variables held constant. The Company has used a 10 percent variability to assess the potential impact from Canadian to U.S. foreign currency exchange rate changes. Fluctuations in foreign currency exchange rates could have resulted in unrealized gains (losses) impacting pre-tax net earnings as follows:

	June 30, 2026
(US$ millions)	10% Rate Increase	10% Rate Decrease

Foreign Currency Exchange	$(48)	$58

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

As at June 30, 2026, Ovintiv did not have any floating rate revolving credit and term loan borrowings outstanding. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was nil.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

For the second quarter ended June 30, 2026, management’s assessment of, and conclusion on, the effectiveness of internal controls over financial reporting did not include the internal controls related to the NuVista Energy Ltd. acquisition that closed on February 3, 2026. Upon closing, NuVista Energy Ltd.’s total assets acquired represented 17 percent of the Company’s consolidated total assets as of March 31, 2026. The assets acquired generated revenues of $457 million for the period from February 3, 2026, to June 30, 2026, which represented eight percent of the Company’s consolidated total revenues for the six months ended June 30, 2026. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting for a period of up to one year following an acquisition while integration occurs. The Company is in the process of assessing the internal controls over financial reporting of NuVista Energy Ltd. Except as noted above, there were no changes in the Company’s internal controls over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

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

During the three months ended June 30, 2026, the Company purchased 6,105,772 shares of common stock for approximately $345 million, at a weighted average price of $56.48. The following table presents the common shares purchased during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1 to April 30, 2026	1,693,622	$56.54	1,693,622	19,106,831
May 1 to May 31, 2026	1,568,113	58.35	1,568,113	17,538,718
June 1 to June 30, 2026	2,844,037	55.41	2,844,037	14,694,681
Total	6,105,772	$56.48	6,105,772	14,694,681
(1)
For the three months ended June 30, 2026, 3,615,818 shares of common stock were repurchased through our broker in accordance with a Rule 10b5‑1 compliant plan initially adopted by the Company on September 30, 2021.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

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

Dated: July 23, 2026