Form 10-Q
period 2026-09-30
Ovintiv Inc.
filed 2026-11-03
CIK 1792580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of registrant’s shares of common stock outstanding as of October 23, 2026	268,708,063

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

“SOFR” means Secured Overnight Financing Rate.

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

References to information contained on the Company’s website at www.ovintiv.com are not incorporated by reference into, and do not constitute a part of, this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS AND RISK

This Quarterly Report on Form 10-Q contains certain forward-looking statements or information (collectively, “forward-looking statements”) within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, except for statements of historical fact, that relate to the anticipated future activities, plans, strategies, objectives or expectations of the Company are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, and the other documents incorporated herein by reference (if any), the use of words and phrases including “aims,” “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “focused on,” “forecast,” “guidance,” “intends,” “maintain,” “may,” “opportunities,” “outlook,” “plans,” “potential,” “seeks,” “strategy,” “strives,” “targets,” “will,” “would” and other similar terminology is intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. Without limiting the generality of the foregoing, forward-looking statements contained in this Quarterly Report on Form 10‑Q include: expectations of plans, strategies and objectives of the Company, including anticipated reserves development; the Company’s ability to consummate any future acquisition and divestiture transactions (including the acquisition described herein); the Company’s ability to successfully integrate any acquired assets into its business (including the acquisition described herein); drilling plans and programs, including the amount and availability of capital to complete these plans and programs; the composition of the Company’s assets and the anticipated capital returns associated with its assets; anticipated oil, NGL and natural gas prices; the anticipated success of, and benefits from, technology and innovation, including new or advanced drilling techniques or well completion designs; anticipated drilling and completions activity, including the number of drilling rigs and frac crews utilized; anticipated proceeds and future benefits from various joint venture, partnership and other agreements; anticipated or desired benefits from acquisitions; anticipated oil, NGLs and natural gas production and commodity mix; the Company’s ability to access capital markets, credit facilities and other sources of liquidity; the Company’s ability to timely achieve its stated sustainability goals, targets and initiatives; the impact of changes in federal, state, provincial, local and tribal laws, rules and regulations, including the impact of changes in trade policies and tariffs; anticipated compliance with current or proposed environmental legislation; the Company’s ability to manage debt and financial ratios and comply with financial covenants; the implementation and outcomes of risk management programs, including exposure to commodity prices, interest rate and foreign exchange rate fluctuations and the volume of oil, NGLs and natural gas production hedged; the declaration and payment of future dividends and the anticipated repurchase of the Company’s outstanding common shares; the Company’s ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses; and the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment.

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

PART I

Item 1. Financial Statements

Condensed Consolidated Statement of Earnings (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions, except per share amounts)		2026	2025	2026	2025
Revenues	(Note 3)
Product and service revenues	(Note 4)	$2,215	$1,731	$6,733	$5,460
Sales of purchased product	(Note 4)	343	289	1,274	1,149
Gains (losses) on risk management, net	(Note 20)	27	26	86	97
Sublease revenues	(Note 11)	17	20	54	55
Total Revenues		2,602	2,066	8,147	6,761
Operating Expenses	(Note 3)
Production, mineral and other taxes		59	72	219	232
Transportation and processing		481	452	1,492	1,285
Operating	(Note 18)	201	220	611	644
Purchased product		333	278	1,240	1,120
Depreciation, depletion and amortization		550	545	1,630	1,646
Impairments	(Note 10)	-	141	1,485	871
Accretion of asset retirement obligation		7	7	21	21
Administrative	(Notes 9, 17, 18)	94	78	332	247
Total Operating Expenses		1,725	1,793	7,030	6,066
Operating Income (Loss)		877	273	1,117	695
Other (Income) Expenses
Interest	(Notes 5, 9, 12)	75	91	279	283
Foreign exchange (gain) loss, net	(Note 6)	4	(7)	25	25
(Gain) loss on divestitures, net	(Note 8)	-	-	337	-
Other (gains) losses, net		(6)	(3)	(40)	(11)
Total Other (Income) Expenses		73	81	601	297
Net Earnings (Loss) Before Income Tax		804	192	516	398
Income tax expense (recovery)	(Note 7)	255	44	141	102
Net Earnings (Loss)		$549	$148	$375	$296
Net Earnings (Loss) per Share of Common Stock	(Note 14)
Basic		$2.01	$0.58	$1.37	$1.14
Diluted		1.99	0.57	1.36	1.13
Weighted Average Shares of Common Stock Outstanding (millions)	(Note 14)
Basic		273.2	256.2	273.8	258.6
Diluted		275.4	258.1	276.4	260.8

Condensed Consolidated Statement of Comprehensive Income (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2026	2025	2026	2025

Net Earnings (Loss)		$549	$148	$375	$296
Other Comprehensive Income (Loss), Net of Tax
Foreign currency translation adjustment	(Note 15)	5	(73)	(180)	129
Pension and other post-employment benefit plans	(Note 15)	(1)	(1)	(3)	(3)
Other Comprehensive Income (Loss)		4	(74)	(183)	126
Comprehensive Income (Loss)		$553	$74	$192	$422

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet (unaudited)

		As at	As at
		September 30,	December 31,
(US$ millions)		2026	2025

Assets
Current Assets
Cash and cash equivalents		$176	$35
Accounts receivable and accrued revenues (net of allowances
of $6 million (2025: $6 million))	(Note 4)	1,469	1,128
Investment in marketable securities	(Note 9)	-	245
Risk management	(Notes 19, 20)	248	86
Income tax receivable		27	29
		1,920	1,523
Property, Plant and Equipment, at cost:	(Note 10)
Oil and natural gas properties, based on full cost accounting
Proved properties		60,995	70,133
Unproved properties		858	434
Other		943	864
Property, plant and equipment		62,796	71,431
Less: Accumulated depreciation, depletion and amortization		(49,117)	(57,187)
Property, plant and equipment, net	(Note 3)	13,679	14,244
Other Assets		1,436	1,299
Risk Management	(Notes 19, 20)	224	4
Deferred Income Taxes		26	744
Goodwill	(Notes 3, 8, 9)	2,319	2,576
	(Note 3)	$19,604	$20,390

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities		$2,012	$1,861
Current portion of operating lease liabilities		133	117
Income tax payable		19	5
Risk management	(Notes 19, 20)	121	2
Current portion of long-term debt	(Note 12)	-	810
		2,285	2,795
Long-Term Debt	(Note 12)	3,588	4,392
Operating Lease Liabilities		1,238	1,105
Other Liabilities and Provisions	(Note 13)	223	100
Risk Management	(Notes 19, 20)	-	13
Asset Retirement Obligation		383	388
Deferred Income Taxes		284	402
		8,001	9,195
Commitments and Contingencies	(Note 22)
Shareholders’ Equity
Share capital - authorized 775 million shares of stock
2026 issued and outstanding: 270.3 million shares (2025: 253.3 million shares)	(Note 14)	3	3
Paid in surplus	(Note 14)	8,245	7,779
Retained earnings		2,565	2,440
Accumulated other comprehensive income	(Note 15)	790	973
Total Shareholders’ Equity		11,603	11,195
		$19,604	$20,390

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Three Months Ended September 30, 2026 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2026		$3	$8,613	$2,097	$786	$11,499
Net Earnings (Loss)		-	-	549	-	549
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(81)	-	(81)
Shares of Common Stock Purchased	(Note 14)	-	(386)	-	-	(386)
Equity-Settled Compensation Costs		-	18	-	-	18
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	4	4
Balance, September 30, 2026		$3	$8,245	$2,565	$790	$11,603

Three Months Ended September 30, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, June 30, 2025		$3	$7,898	$1,499	$977	$10,377
Net Earnings (Loss)		-	-	148	-	148
Dividends on Shares of Common Stock ($0.30 per share)	(Note 14)	-	-	(77)	-	(77)
Shares of Common Stock Purchased	(Note 14)	-	(160)	-	-	(160)
Equity-Settled Compensation Costs		-	20	-	-	20
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(74)	(74)
Balance, September 30, 2025		$3	$7,758	$1,570	$903	$10,234

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2026 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2025		$3	$7,779	$2,440	$973	$11,195
Net Earnings (Loss)		-	-	375	-	375
Dividends on Shares of Common Stock ($0.90 per share)	(Note 14)	-	-	(250)	-	(250)
Shares of Common Stock Purchased	(Note 14)	-	(815)	-	-	(815)
Shares of Common Stock Issued	(Notes 9, 14, 21)	-	1,277	-	-	1,277
Equity-Settled Compensation Costs		-	4	-	-	4
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	(183)	(183)
Balance, September 30, 2026		$3	$8,245	$2,565	$790	$11,603

Nine Months Ended September 30, 2025 (US$ millions)		Share Capital	Paid in Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance, December 31, 2024		$3	$8,045	$1,506	$777	$10,331
Net Earnings (Loss)		-	-	296	-	296
Dividends on Shares of Common Stock ($0.90 per share)	(Note 14)	-	-	(232)	-	(232)
Shares of Common Stock Purchased	(Note 14)	-	(307)	-	-	(307)
Equity-Settled Compensation Costs		-	20	-	-	20
Other Comprehensive Income (Loss)	(Note 15)	-	-	-	126	126
Balance, September 30, 2025		$3	$7,758	$1,570	$903	$10,234

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Statement of Cash Flows (unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(US$ millions)		2026	2025	2026	2025

Operating Activities
Net earnings (loss)		$549	$148	$375	$296
Depreciation, depletion and amortization		550	545	1,630	1,646
Impairments	(Note 10)	-	141	1,485	871
Accretion of asset retirement obligation		7	7	21	21
Deferred income taxes	(Note 7)	170	30	21	19
Unrealized (gain) loss on risk management	(Note 20)	(59)	20	(196)	12
Unrealized foreign exchange (gain) loss	(Note 6)	(1)	(2)	27	(45)
Foreign exchange (gain) loss on settlements	(Note 6)	1	-	2	(41)
(Gain) loss on divestitures, net	(Note 8)	-	-	337	-
Other		26	6	36	33
Net change in other assets and liabilities		(12)	(7)	(30)	(29)
Net change in non-cash working capital	(Note 21)	(161)	(76)	50	(85)
Cash From (Used in) Operating Activities		1,070	812	3,758	2,698

Investing Activities
Capital expenditures	(Note 3)	(563)	(544)	(1,742)	(1,682)
Acquisitions	(Note 8)	(457)	31	(478)	(2,282)
Corporate acquisition, net of cash acquired	(Note 9)	-	-	(1,192)	-
Proceeds from divestitures	(Note 8)	2	26	2,831	1,922
Net change in investments and other		8	34	52	136
Cash From (Used in) Investing Activities		(1,010)	(453)	(529)	(1,906)

Financing Activities
Net issuance (repayment) of revolving debt	(Notes 9, 12)	-	(121)	(580)	360
Issuance of debt under the Term Credit Agreement	(Notes 9, 12)	-	-	1,151	-
Repayment of debt under the Term Credit Agreement	(Note 12)	-	-	(1,151)	-
Repayment of long-term debt	(Note 12)	(112)	-	(1,291)	(600)
Purchase of shares of common stock	(Note 14)	(386)	(160)	(815)	(307)
Dividends on shares of common stock	(Note 14)	(81)	(77)	(250)	(232)
Other		(1)	-	(148)	(21)
Cash From (Used in) Financing Activities		(580)	(358)	(3,084)	(800)

Foreign Exchange Gain (Loss) on Cash, Cash Equivalents
and Restricted Cash Held in Foreign Currency		(4)	4	(4)	(9)

Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		(524)	5	141	(17)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period		700	20	35	42
Cash, Cash Equivalents and Restricted Cash, End of Period		$176	$25	$176	$25

Cash, End of Period		$22	$15	$22	$15
Cash Equivalents, End of Period		154	10	154	10
Restricted Cash, End of Period		-	-	-	-
Cash, Cash Equivalents and Restricted Cash, End of Period		$176	$25	$176	$25

Supplementary Cash Flow Information	(Note 21)

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
•
As of January 1, 2028, Ovintiv will be required to adopt ASU 2026-02 “Environmental Credits and Environmental Obligations”. The guidance applies to entities with operations subject to environmental regulations and those that either internally generate or acquire environmental credits to achieve targets related to carbon footprint initiatives. Under the new standard, an entity will recognize and measure environmental credit assets based on their intended use and how the credits were obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. Disclosures for environmental credits and obligations apply to annual reporting periods. The new standard will be applied retrospectively at the date of adoption through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption without recasting financial information before the period of adoption. Ovintiv is currently evaluating the impact of the new standard and does not expect the standard will have a material impact on the Company’s Consolidated Financial Statements.

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

Results of Operations (For the three months ended September 30)

Segment Information

	USA Operations		Canadian Operations
	2026	2025	2026	2025

Revenues
Product and service revenues	$1,164	$1,103	$1,051	$628
Sales of purchased product	299	256	44	33
Gains (losses) on risk management, net	(73)	9	41	37
Sublease revenues	-	-	-	-
Total Revenues	1,390	1,368	1,136	698

Operating Expenses
Production, mineral and other taxes	54	66	5	6
Transportation and processing	77	109	404	343
Operating	138	178	63	42
Purchased product	299	256	34	22
Depreciation, depletion and amortization	286	361	259	179
Impairments	-	-	-	141
Total Operating Expenses	854	970	765	733
Operating Income (Loss)	$536	$398	$371	$(35)

	Corporate & Other		Consolidated
	2026	2025	2026	2025

Revenues
Product and service revenues	$-	$-	$2,215	$1,731
Sales of purchased product	-	-	343	289
Gains (losses) on risk management, net	59	(20)	27	26
Sublease revenues	17	20	17	20
Total Revenues	76	-	2,602	2,066

Operating Expenses
Production, mineral and other taxes	-	-	59	72
Transportation and processing	-	-	481	452
Operating	-	-	201	220
Purchased product	-	-	333	278
Depreciation, depletion and amortization	5	5	550	545
Impairments	-	-	-	141
Accretion of asset retirement obligation	7	7	7	7
Administrative	94	78	94	78
Total Operating Expenses	106	90	1,725	1,793
Operating Income (Loss)	$(30)	$(90)	877	273

Other (Income) Expenses
Interest			75	91
Foreign exchange (gain) loss, net			4	(7)
(Gain) loss on divestitures, net			-	-
Other (gains) losses, net			(6)	(3)
Total Other (Income) Expenses			73	81
Net Earnings (Loss) Before Income Tax			804	192
Income tax expense (recovery)			255	44
Net Earnings (Loss)			$549	$148

Results of Operations (For the nine months ended September 30)

Segment Information

	USA Operations		Canadian Operations
	2026	2025	2026	2025

Revenues
Product and service revenues	$3,663	$3,533	$3,070	$1,927
Sales of purchased product	1,072	1,020	202	129
Gains (losses) on risk management, net	(199)	18	89	91
Sublease revenues	-	-	-	-
Total Revenues	4,536	4,571	3,361	2,147

Operating Expenses
Production, mineral and other taxes	196	216	23	16
Transportation and processing	282	336	1,210	949
Operating	449	524	162	120
Purchased product	1,072	1,019	168	101
Depreciation, depletion and amortization	904	1,106	712	524
Impairments	1,111	-	374	871
Total Operating Expenses	4,014	3,201	2,649	2,581
Operating Income (Loss)	$522	$1,370	$712	$(434)

	Corporate & Other		Consolidated
	2026	2025	2026	2025

Revenues
Product and service revenues	$-	$-	$6,733	$5,460
Sales of purchased product	-	-	1,274	1,149
Gains (losses) on risk management, net	196	(12)	86	97
Sublease revenues	54	55	54	55
Total Revenues	250	43	8,147	6,761

Operating Expenses
Production, mineral and other taxes	-	-	219	232
Transportation and processing	-	-	1,492	1,285
Operating	-	-	611	644
Purchased product	-	-	1,240	1,120
Depreciation, depletion and amortization	14	16	1,630	1,646
Impairments	-	-	1,485	871
Accretion of asset retirement obligation	21	21	21	21
Administrative	332	247	332	247
Total Operating Expenses	367	284	7,030	6,066
Operating Income (Loss)	$(117)	$(241)	1,117	695

Other (Income) Expenses
Interest			279	283
Foreign exchange (gain) loss, net			25	25
(Gain) loss on divestitures, net			337	-
Other (gains) losses, net			(40)	(11)
Total Other (Income) Expenses			601	297
Net Earnings (Loss) Before Income Tax			516	398
Income tax expense (recovery)			141	102
Net Earnings (Loss)			$375	$296

Capital Expenditures by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

USA Operations	$356	$416	$1,104	$1,224
Canadian Operations	205	126	634	454
Corporate & Other	2	2	4	4
	$563	$544	$1,742	$1,682

Goodwill, Property, Plant and Equipment and Total Assets by Segment

	Goodwill		Property, Plant and Equipment		Total Assets
	As at		As at		As at
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025	2026	2025

USA Operations	$1,436	$1,938	$8,247	$11,613	$10,589	$14,393
Canadian Operations	883	638	5,335	2,522	7,409	3,921
Corporate & Other	-	-	97	109	1,606	2,076
	$2,319	$2,576	$13,679	$14,244	$19,604	$20,390

4.	Revenues from Contracts with Customers

The following table summarizes Ovintiv’s revenues from contracts with customers.

Revenues (For the three months ended September 30)

	USA Operations		Canadian Operations
	2026	2025	2026	2025

Revenues from Customers
Product revenues
Oil	$956	$835	$9	$3
NGLs	149	164	633	403
Natural gas (1)	57	96	407	221
Sales of purchased product	299	256	44	33
Service revenues
Gathering and processing, and other	2	8	2	1
	$1,463	$1,359	$1,095	$661

	Corporate & Other		Consolidated
	2026	2025	2026	2025

Revenues from Customers
Product revenues
Oil	$-	$-	$965	$838
NGLs	-	-	782	567
Natural gas (1)	-	-	464	317
Sales of purchased product	-	-	343	289
Service revenues
Gathering and processing, and other	-	-	4	9
	$-	$-	$2,558	$2,020
(1)
Includes by-product revenues.

Revenues (For the nine months ended September 30)

	USA Operations		Canadian Operations
	2026	2025	2026	2025

Revenues from Customers
Product revenues
Oil	$3,003	$2,641	$16	$7
NGLs	454	531	1,875	1,093
Natural gas (1)	199	345	1,171	822
Sales of purchased product	1,072	1,020	202	129
Service revenues
Gathering and processing, and other	7	16	8	5
	$4,735	$4,553	$3,272	$2,056

	Corporate & Other		Consolidated
	2026	2025	2026	2025

Revenues from Customers
Product revenues
Oil	$-	$-	$3,019	$2,648
NGLs	-	-	2,329	1,624
Natural gas (1)	-	-	1,370	1,167
Sales of purchased product	-	-	1,274	1,149
Service revenues
Gathering and processing, and other	-	-	15	21
	$-	$-	$8,007	$6,609
(1)
Includes by-product revenues.

The Company’s revenues from contracts with customers consist of product sales including oil, NGLs and natural gas, sales of purchased product, as well as the provision of gathering and processing, and other services to third parties. Ovintiv had no contract asset or liability balances during the periods presented. As at September 30, 2026, receivables and accrued revenues from contracts with customers were $1,102 million ($845 million as at December 31, 2025).

Ovintiv’s product sales are sold under short-term contracts with terms that are less than one year at either fixed or market index prices or under long-term contracts exceeding one year at market index prices at the time of delivery.

The Company’s gathering and processing services are provided on an interruptible basis with transaction prices that are for fixed prices and/or variable consideration. Variable consideration received is related to recovery of plant operating costs or escalation of the fixed price based on a consumer price index. As the service contracts are interruptible, with service provided on an “as available” basis, there are no unsatisfied performance obligations remaining at September 30, 2026.

As at September 30, 2026, all remaining performance obligations are priced at market index prices or are variable volume delivery contracts. As such, the variable consideration is allocated entirely to the wholly unsatisfied performance obligation or promise to deliver units of production, and revenue is recognized at the amount for which the Company has the right to invoice the product delivered. As the period between when the product sales are transferred and Ovintiv receives payments is generally 30 to 60 days, there is no financing element associated with customer contracts. In addition, Ovintiv does not disclose unsatisfied performance obligations for customer contracts with terms less than 12 months or for variable consideration related to unsatisfied performance obligations.

5.	Interest

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Interest Expense on:
Debt	$67	$88	$256	$276
Finance leases	5	-	10	1
Other	3	3	13	6
	$75	$91	$279	$283

For the nine months ended September 30, 2026, interest expense on debt includes $23 million of debt retirement costs, which comprised a $20 million make-whole payment associated with the early redemption of the Company’s $700 million, 5.65 percent senior notes due May 15, 2028, and $3 million of premiums paid to repurchase certain of the Company’s senior notes in the open market (see Note 12). Additionally, interest expense on debt for the nine months ended September 30, 2026, includes $4 million of financing fees associated with the Term Credit Agreement related to the NuVista Acquisition as defined in Note 9.

For the nine months ended September 30, 2025, interest expense on debt included $5 million of financing fees associated with two term facilities which were terminated in January 2025, following the closing of the Uinta divestiture and the Montney Acquisition as described in Note 8.

6.	Foreign Exchange (Gain) Loss, Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Unrealized Foreign Exchange (Gain) Loss on:
Translation of U.S. dollar risk management contracts issued from Canada	$-	$(2)	$(2)	$(87)
Translation of intercompany notes	(1)	-	29	42
	(1)	(2)	27	(45)
Foreign Exchange (Gain) Loss on Settlements of:
U.S. dollar financing debt issued from Canada	1	-	1	-
U.S. dollar risk management contracts issued from Canada	-	-	-	98
Intercompany notes	-	-	1	(41)
Other Monetary Revaluations	4	(5)	(4)	13
	$4	$(7)	$25	$25

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

7.	Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Current Tax
United States	$9	$(7)	$16	$5
Canada	76	21	104	78
Total Current Tax Expense (Recovery)	85	14	120	83

Deferred Tax
United States	167	70	(117)	229
Canada	3	(40)	138	(210)
Total Deferred Tax Expense (Recovery)	170	30	21	19
Income Tax Expense (Recovery)	$255	$44	$141	$102
Effective Tax Rate	31.7%	22.9%	27.3%	25.6%

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

During the nine months ended September 30, 2026, the Canadian current income tax expense includes a recovery related to Canadian legislation enacted in the first quarter of 2026 that accelerated capital cost recovery for years beginning in 2025.

During the three and nine months ended September 30, 2026, the deferred tax expense is primarily due to the estimated annual effective tax rate applied to jurisdictional earnings.

The effective tax rates of 31.7 percent and 27.3 percent for the three and nine months ended September 30, 2026, respectively, are higher than the U.S. federal statutory rate of 21 percent primarily due to tax differences related to non-deductible goodwill applied to jurisdictional income.

The effective tax rate of 22.9 percent for the three months ended September 30, 2025, was higher than the U.S. federal statutory rate of 21 percent primarily due to the impact of state taxes.

The effective tax rate of 25.6 percent for the nine months ended September 30, 2025, was higher than the U.S. federal statutory rate of 21 percent primarily due to the resolution of prior period tax items.

8.	Acquisitions and Divestitures

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Acquisitions
USA Operations	$215	$3	$237	$7
Canadian Operations	242	(34)	241	2,275
Total Acquisitions	457	(31)	478	2,282

Divestitures
USA Operations	(2)	(22)	(2,831)	(1,918)
Canadian Operations	-	(4)	-	(4)
Total Divestitures	(2)	(26)	(2,831)	(1,922)
Net Acquisitions & (Divestitures)	$455	$(57)	$(2,353)	$360

Acquisitions

For the three and nine months ended September 30, 2026, acquisitions in the USA Operations were $215 million and $237 million, respectively, which primarily included property purchases in Permian with oil and liquids-rich potential.

For the three and nine months ended September 30, 2026, acquisitions in the Canadian Operations were $242 million and $241 million, respectively, which primarily included property purchases in Montney with liquids-rich potential.

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

Divestitures

For the nine months ended September 30, 2026, divestitures in the USA Operations were $2,831 million, which primarily included the sale of Anadarko located in Oklahoma for proceeds of approximately $2,821 million, after preliminary closing adjustments and transaction costs.

For the nine months ended September 30, 2025, divestitures in the USA Operations were $1,918 million, which primarily included the sale of Uinta located in Utah for proceeds of approximately $1,903 million, after preliminary closing and other adjustments.

Amounts received from the Company’s divestiture transactions have been deducted from the respective U.S. and Canadian full cost pools, except for divestitures that result in a significant alteration between capitalized costs and proved reserves in the country cost center. For divestitures that result in a gain or loss and constitute a business, goodwill is allocated to the divestiture. Accordingly, for the nine months ended September 30, 2026, the Company recognized a loss of approximately $337 million, before tax, on the sale of the Anadarko assets in the U.S. cost center and allocated goodwill of $502 million to the transaction.

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

The assets acquired are strategically located in close proximity to Ovintiv’s current operations and add approximately 930 net well locations and approximately 140,000 net acres in the core of the condensate-rich Montney in Alberta. The assets acquired generated revenues of approximately $730 million and direct operating expenses of approximately $288 million for the period from February 3, 2026, to September 30, 2026. The results of operations from the acquired NuVista assets have been included in Ovintiv’s consolidated financial statements since February 3, 2026.

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

Preliminary Purchase Price Allocation

Consideration:
Fair value of shares of Ovintiv common stock issued (1)	$1,277
Consideration paid in cash (2)	1,204
Total Consideration	2,481

Fair value of 18.5 million NuVista common shares held by Ovintiv (3)	270
Total Consideration and Fair Value of NuVista Shares held by Ovintiv	$2,751

Assets Acquired:
Cash and cash equivalents	$12
Accounts receivable and accrued revenues (4)	162
Income tax receivable (4)	10
Risk management assets, net	169
Proved properties	2,481
Unproved properties	596
Other property, plant and equipment	19
Operating lease right-of-use assets	111
Goodwill (4)	276

Liabilities Assumed:
Accounts payable and accrued liabilities (4)	(104)
Debt	(229)
Operating lease liabilities	(111)
Asset retirement obligation	(51)
Other long-term liabilities	(13)
Deferred income taxes	(577)
Total Purchase Price	$2,751
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
(4)
Since the completion of the business combination on February 3, 2026, additional information related to pre-acquisition assets and liabilities was obtained resulting in measurement period adjustments. Changes to the purchase price allocation comprised an increase in accounts receivable and accrued revenues of $5 million, a decrease in income tax receivable of $2 million, a decrease in goodwill of $7 million, and a decrease in accounts payable and accrued liabilities of $4 million.

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

Additionally, pro forma net earnings were adjusted to exclude transaction-related costs incurred of approximately $27 million recognized by Ovintiv and $22 million recognized by NuVista during the nine months ended September 30, 2026. The pro forma financial information does not include any cost savings or other synergies that may result from the acquisition or any estimated costs that have been incurred to integrate the assets.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(US$ millions, except per share amounts)	2025	2026	2025

Revenues	$2,240	$8,280	$7,422
Net Earnings (Loss)	$132	$411	$348

Net Earnings (Loss) per Share of Common Stock
Basic	$0.46	$1.50	$1.20
Diluted	0.46	1.49	1.20

10.	Property, Plant and Equipment, Net

	As at September 30, 2026			As at December 31, 2025
		Accumulated			Accumulated
	Cost	DD&A	Net	Cost	DD&A	Net

USA Operations
Proved properties	$38,878	$(30,756)	$8,122	$50,573	$(39,294)	$11,279
Unproved properties	123	-	123	316	-	316
Other	4	(2)	2	20	(2)	18
	39,005	(30,758)	8,247	50,909	(39,296)	11,613

Canadian Operations
Proved properties	22,117	(17,633)	4,484	19,560	(17,163)	2,397
Unproved properties	735	-	735	118	-	118
Other	125	(9)	116	12	(5)	7
	22,977	(17,642)	5,335	19,690	(17,168)	2,522

Corporate & Other	814	(717)	97	832	(723)	109
	$62,796	$(49,117)	$13,679	$71,431	$(57,187)	$14,244

USA and Canadian Operations’ property, plant and equipment include internal costs directly related to exploration, development and construction activities of $103 million, which have been capitalized during the nine months ended September 30, 2026 (2025 - $114 million).

For the three months ended September 30, 2026, the Company did not recognize ceiling test impairments in the USA and Canadian Operations. For the nine months ended September 30, 2026, the Company recognized before-tax non-cash ceiling test impairments of $1,485 million, comprising $1,111 million in the USA Operations and $374 million in the Canadian Operations. The non-cash ceiling test impairments primarily resulted from declines in the 12-month average trailing prices which reduced proved reserves in the USA Operations, and the 12-month average trailing prices used in the ceiling test at March 31, 2026, which were lower than the market prices used for the NuVista Acquisition on February 3, 2026, in the Canadian Operations.

For the three months ended September 30, 2025, the Company recognized a before-tax non-cash ceiling test impairment of $141 million in the Canadian Operations primarily resulting from the decline in the 12-month average trailing prices, which reduced proved reserves. For the nine months ended September 30, 2025, the Company recognized ceiling test impairments in the Canadian Operations of $871 million primarily due to the 12-month average trailing prices used in the ceiling test at March 31, 2025, which were lower than the market prices used for the Montney Acquisition on January 31, 2025.

The non-cash ceiling test impairments are included with accumulated DD&A in the table above.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices presented below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
		Edmonton
	WTI	Condensate	Henry Hub	AECO
	($/bbl)	(C$/bbl)	($/MMBtu)	(C$/MMBtu)
12-Month Average Trailing Reserves Pricing (1)
September 30, 2026	$75.79	$104.14	$3.62	$1.87
December 31, 2025	65.34	90.09	3.39	1.76
September 30, 2025	67.45	93.67	3.10	1.53
(1)
All prices were held constant in all future years when estimating net revenues and reserves.

11.	Leases

The following table outlines Ovintiv’s estimated future sublease income as at September 30, 2026. All subleases are classified as operating leases.

(undiscounted)	2026	2027	2028	2029	2030	Thereafter	Total

Sublease Income	$11	$45	$42	$37	$37	$280	$452

For the three and nine months ended September 30, 2026, operating lease income was $11 million and $38 million, respectively (2025 - $14 million and $40 million, respectively), and variable lease income was $6 million and $16 million, respectively (2025 - $6 million and $15 million, respectively).

12.	Long-Term Debt

	As at	As at
	September 30,	December 31,
	2026	2025

Revolving Credit and Term Loan Borrowings	$-	$351
U.S. Unsecured Notes:
5.375% due January 1, 2026	-	459
5.65% due May 15, 2028	-	700
8.125% due September 15, 2030	300	300
7.20% due November 1, 2031	350	350
7.375% due November 1, 2031	500	500
6.25% due July 15, 2033	575	600
6.50% due August 15, 2034	589	599
6.625% due August 15, 2037	354	390
6.50% due February 1, 2038	411	430
5.15% due November 15, 2041	129	148
7.10% due July 15, 2053	400	400
Total Principal	3,608	5,227

Increase in Value of Debt Acquired	8	10
Unamortized Debt Discounts and Issuance Costs	(28)	(35)
Total Long-Term Debt	$3,588	$5,202

Current Portion	$-	$810
Long-Term Portion	3,588	4,392
	$3,588	$5,202

During the three and nine months ended September 30, 2026, the Company repurchased approximately $109 million in principal amount of its senior notes in the open market, which included approximately $25 million of its 6.25 percent senior notes due in July 2033, approximately $10 million of its 6.50 percent senior notes due in August 2034, approximately $36 million of its 6.625 percent senior notes due in August 2037, approximately $19 million of its 6.50 percent senior notes due in February 2038 and approximately $19 million of its 5.15 percent senior notes due in November 2041. To complete these open market repurchases, the Company paid premiums of $3 million, which are included in interest expense as discussed in Note 5.

On April 20, 2026, Ovintiv redeemed the Company’s $700 million, 5.65 percent senior notes due May 15, 2028, using proceeds from the divestiture of its Anadarko assets as discussed in Note 8. Ovintiv paid approximately $737 million in cash including accrued and unpaid interest of $17 million and a one-time make-whole payment of $20 million, which is included in interest expense as discussed in Note 5.

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

As at September 30, 2026, total long-term debt had a carrying value of $3,588 million and a fair value of $3,693 million (as at December 31, 2025 - carrying value of $5,202 million and a fair value of $5,510 million). The estimated fair value of long-term borrowings is categorized within Level 2 of the fair value hierarchy and has been determined based on market information of long-term debt with similar terms and maturity, or by discounting future payments of interest and principal at interest rates expected to be available to the Company at period end.

13.	Other Liabilities and Provisions

	As at	As at
	September 30,	December 31,
	2026	2025

Finance Lease Obligations (1)	$110	$-
Unrecognized Tax Benefits	14	15
Pensions and Other Post-Employment Benefits	79	75
Other	20	10
	$223	$100
(1)
During the nine months ended September 30, 2026, the Company recognized two finance leases with terms up to 15 years.

14.	Share Capital

Authorized

Ovintiv is authorized to issue 750 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share. No shares of preferred stock are outstanding.

Issued and Outstanding

	As at		As at
	September 30, 2026		December 31, 2025
	Number		Number
	(millions)	Amount	(millions)	Amount

Shares of Common Stock Outstanding, Beginning of Year	253.3	$3	260.4	$3
Shares of Common Stock Purchased	(13.9)	-	(7.8)	-
Shares of Common Stock Issued	30.9	-	0.7	-
Shares of Common Stock Outstanding, End of Period	270.3	$3	253.3	$3

On February 3, 2026, in accordance with the terms of the NuVista Acquisition agreement, Ovintiv issued approximately 30.1 million shares of common stock as a component of the consideration paid for the NuVista Acquisition. In conjunction with the share issuance, the Company recognized share capital of $301 thousand and paid in surplus of $1,277 million.

Ovintiv’s Performance Share Units (“PSU”) and Restricted Share Units (“RSU”) stock-based compensation plans allow the Company to settle the awards either in cash or in the Company’s common stock. Accordingly, Ovintiv issued 0.8 million shares of common stock during the nine months ended September 30, 2026 (0.7 million shares of common stock during the twelve months ended December 31, 2025), as certain PSU and RSU grants vested during the period.

Normal Course Issuer Bid

On October 1, 2026, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 27.0 million shares of common stock over a 12-month period from October 5, 2026, to October 4, 2027.

During the three and nine months ended September 30, 2026, the Company purchased approximately 6.3 million and 13.9 million shares, respectively, under its 2025 NCIB program, which extended from October 3, 2025, to October 2, 2026, for total consideration of approximately $386 million and $815 million, respectively. Of the amounts paid during the same three and nine month periods, $63 thousand and $139 thousand, respectively, were charged to share capital and $386 million and $815 million, respectively, were charged to paid in surplus.

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

For the twelve months ended December 31, 2025, the Company purchased approximately 7.8 million shares under its 2024 NCIB program for total consideration of approximately $307 million. Of the amount paid, $78 thousand was charged to share capital and $307 million was charged to paid in surplus.

All NCIB purchases were made in accordance with their respective programs at prevailing market prices plus brokerage fees, with consideration allocated to share capital up to the par value of the shares, with any excess allocated to paid in surplus.

Dividends

During the three months ended September 30, 2026, the Company declared and paid dividends of $0.30 per share of common stock totaling $81 million (2025 - $0.30 per share of common stock totaling $77 million).

During the nine months ended September 30, 2026, the Company declared and paid dividends of $0.90 per share of common stock totaling $250 million (2025 - $0.90 per share of common stock totaling $232 million).

On November 3, 2026, the Board of Directors declared a dividend of $0.30 per share of common stock payable on December 31, 2026, to shareholders of record as of December 15, 2026.

Earnings Per Share of Common Stock

The following table presents the calculation of net earnings (loss) per share of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(US$ millions, except per share amounts)	2026	2025	2026	2025

Net Earnings (Loss)	$549	$148	$375	$296

Number of Shares of Common Stock:
Weighted average shares of common stock outstanding - Basic	273.2	256.2	273.8	258.6
Effect of dilutive securities	2.2	1.9	2.6	2.2
Weighted Average Shares of Common Stock Outstanding - Diluted	275.4	258.1	276.4	260.8

Net Earnings (Loss) per Share of Common Stock
Basic	$2.01	$0.58	$1.37	$1.14
Diluted	1.99	0.57	1.36	1.13

Stock-Based Compensation Plans

Shares issued as a result of awards granted from stock-based compensation plans are generally funded out of the common stock authorized for issuance as approved by the Company’s shareholders. As at September 30, 2026, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

15.	Accumulated Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Foreign Currency Translation Adjustment
Balance, Beginning of Period	$745	$933	$930	$731
Change in Foreign Currency Translation Adjustment	5	(73)	(180)	129
Balance, End of Period	$750	$860	$750	$860

Pension and Other Post-Employment Benefit Plans
Balance, Beginning of Period	$41	$44	$43	$46

Amounts Reclassified from Other Comprehensive Income:
Reclassification of net actuarial (gains) and losses to net earnings	(2)	(1)	(4)	(4)
Income taxes	1	-	1	1
Balance, End of Period	$40	$43	$40	$43
Total Accumulated Other Comprehensive Income	$790	$903	$790	$903

16.	Variable Interest Entities

Veresen Midstream Limited Partnership

Veresen Midstream Limited Partnership (“VMLP”) provides gathering, compression and processing services under various agreements related to the Company’s development of liquids and natural gas production in the Montney play. As at September 30, 2026, VMLP provides approximately 1,192 MMcf/d of natural gas gathering and compression and 933 MMcf/d of natural gas processing under long-term service agreements with remaining terms ranging from five to 19 years and have various renewal terms providing up to a potential maximum of 10 years.

Ovintiv has determined that VMLP is a variable interest entity and that Ovintiv holds variable interests in VMLP. Ovintiv is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact VMLP’s economic performance. These key activities relate to the construction, operation, maintenance and marketing of the assets owned by VMLP. The variable interests arise from certain terms under the various long-term service agreements and include: i) a take or pay for volumes in certain agreements; ii) an operating fee of which a portion can be converted into a fixed fee once VMLP assumes operatorship of certain assets; and iii) a payout of minimum costs in certain agreements. The potential payout of minimum costs will be assessed in the eighth year of the assets’ service period and is based on whether there is an overall shortfall of total system cash flows from natural gas gathered and compressed under certain agreements. The potential payout amount can be reduced in the event VMLP markets unutilized capacity to third-party users. Ovintiv is not required to provide any financial support or guarantees to VMLP.

As a result of Ovintiv’s involvement with VMLP, the maximum total exposure to loss related to the commitments under the agreements is estimated to be $560 million as at September 30, 2026. The estimate comprises the take or pay volume commitments and the payout of minimum costs. The take or pay volume commitments associated with certain gathering and processing assets are included in Note 22 under Transportation and Processing. As at September 30, 2026, accounts payable and accrued liabilities included $24 million ($29 million as at December 31, 2025) related to the take or pay commitment and payout of minimum costs.

17.	Restructuring Charges

In 2024, Ovintiv initiated a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. During the three and nine months ended September 30, 2025, the Company incurred restructuring charges of nil and $11 million, respectively, before tax, related to severance costs. As at December 31, 2025, $1 million remained accrued, which was paid during the nine months ended September 30, 2026.

In 2026, the Company completed further workforce reductions as part of a company-wide reorganization to better align staffing levels and organizational structure with the Company’s transformed portfolio following the sale of the Anadarko assets as discussed in Note 8. During the three and nine months ended September 30, 2026, the Company incurred total restructuring charges of $1 million and $46 million, respectively, before tax, related to severance costs. As at September 30, 2026, $9 million remains accrued and is expected to be paid by the end of the first quarter of 2027.

Restructuring charges are included in administrative expense presented in the Corporate and Other segment in the Condensed Consolidated Statement of Earnings.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Severance and Outplacement	$1	$-	$46	$11
Restructuring Expenses	$1	$-	$46	$11

	As at	As at
	September 30,	December 31,
	2026	2025

Outstanding Restructuring Accrual, Beginning of Year	$1	$19
Restructuring Expenses Incurred	46	12
Restructuring Costs Paid	(38)	(30)
Outstanding Restructuring Accrual, End of Period (1)	$9	$1
(1)
Included in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

18.	Compensation Plans

As at September 30, 2026, the Company has sufficient common stock held in reserve for issuance in accordance with its equity-settled stock-based compensation plans.

The Company has recognized the following share-based compensation costs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Total Compensation Costs of Transactions Classified as Cash-Settled	$1	$1	$8	$-
Total Compensation Costs of Transactions Classified as Equity-Settled	18	21	48	58
Less: Total Share-Based Compensation Costs Capitalized	(5)	(6)	(13)	(15)
Total Share-Based Compensation Expense (Recovery)	$14	$16	$43	$43

Recognized in the Condensed Consolidated Statement of Earnings in:
Operating	$4	$6	$11	$15
Administrative	10	10	32	28
	$14	$16	$43	$43

As at September 30, 2026, the liability for cash-settled share-based payment transactions totaled $8 million ($6 million as at December 31, 2025), which is recognized in accounts payable and accrued liabilities in the Condensed Consolidated Balance Sheet.

As at September 30, 2026, the Stock Appreciation Rights (“SAR”) and Tandem Stock Appreciation Rights (“TSAR”) units outstanding at December 31, 2025, have been settled. The following weighted average assumptions were used to determine the fair value of SAR and TSAR units outstanding as at September 30, 2025:

	US$ SAR	C$ TSAR
	Share Units	Share Units

Risk Free Interest Rate	2.47%	2.47%
Dividend Yield	2.97%	2.99%
Expected Volatility Rate (1)	41.03%	39.33%
Expected Term	0.4 yrs	0.4 yrs
Market Share Price	US$40.38	C$56.19
Weighted Average Grant Date Fair Value	US$33.53	C$46.55
(1)
Volatility was estimated using historical rates.

The following units were granted primarily in conjunction with the Company’s annual grant of long-term incentive awards. The PSUs and RSUs were granted at the volume-weighted average trading price of shares of Ovintiv common stock for the five days prior to the grant date.

Nine Months Ended September 30, 2026 (thousands of units)

RSUs	1,306
PSUs	422
DSUs (1)	8

(1)
Deferred Share Units (“DSUs”).

19.	Fair Value Measurements

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

As at September 30, 2026	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$266	$-	$266	$(18)	$248
Long-term assets	-	180	44	224	-	224

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$1	$138	$-	$139	$(18)	$121

As at December 31, 2025	Level 1 Quoted Prices in Active Markets	Level 2 Other Observable Inputs	Level 3 Significant Unobservable Inputs	Total Fair Value	Netting (1)	Carrying Amount

Risk Management Assets
Commodity Derivatives:
Current assets	$-	$87	$-	$87	$(1)	$86
Long-term assets	-	3	1	4	-	4

Risk Management Liabilities
Commodity Derivatives:
Current liabilities	$-	$3	$-	$3	$(1)	$2
Long-term liabilities	-	13	-	13	-	13

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

A summary of changes in Level 3 fair value measurements for risk management positions is presented below:

	Nine Months Ended
	September 30,
	2026	2025

Balance, Beginning of Year	$1	$-
Total Gains (Losses)	43	(6)
Purchases, Sales, Issuances and Settlements:
Purchases, sales and issuances	-	-
Settlements	-	-
Transfers Out of Level 3	-	-
Balance, End of Period	$44	$(6)
Change in Unrealized Gains (Losses) During the
Period Included in Net Earnings (Loss)	$43	$(6)

Quantitative information about unobservable inputs used in Level 3 fair value measurements is presented below as at September 30, 2026:

	Valuation Technique	Unobservable Input	Range	Weighted Average

Risk Management - Physical Forward Contract	Discounted Cash Flow Model	Forward Prices (1)	$0.73/Mcf - $3.15/Mcf	$1.37/Mcf
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

Oil and NGLs - To partially mitigate oil and NGL commodity price risk, the Company uses WTI- and NGL-based contracts such as fixed price contracts, options and costless collars. Ovintiv also entered into forward contracts to manage against widening price differentials among various production areas, products and benchmark price points.

Natural Gas - To partially mitigate natural gas commodity price risk, the Company uses NYMEX-, AECO- and Waha-based contracts such as fixed price contracts, options and costless collars. Ovintiv also entered into forward contracts to manage against widening price differentials among various production areas and benchmark price points.

Foreign Exchange Risk

Foreign exchange risk arises from changes in foreign currency exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts. As at September 30, 2026, the Company does not have any currency swaps.

Risk Management Positions as at September 30, 2026

	Notional Volumes	Term	Average Price	Fair Value

Oil and NGL Contracts			US$/bbl

Fixed Price Contracts
WTI Fixed Price	4.0 Mbbls/d	2026	61.58	$(10)

WTI Three-Way Options
Sold call / bought put / sold put	41.0 Mbbls/d	2026	70.23 / 57.25 / 50.13	(78)
Sold call / bought put / sold put	21.9 Mbbls/d	2027	94.23 / 60.27 / 50.00	(44)

WTI Costless Collars
Sold call / bought put	1.0 Mbbls/d	2026	68.97 / 57.30	(2)

Basis Contracts (1)		2026		(1)
		2027		-
Oil and NGLs Fair Value Position				(135)

Natural Gas Contracts			US$/Mcf

Fixed Price Contracts
NYMEX Fixed Price	20 MMcf/d	2026	4.07	2
Waha Fixed Price	50 MMcf/d	2026	1.77	(1)
AECO Fixed Price	118 MMcf/d	2026	2.30	10
AECO Fixed Price	161 MMcf/d	2027	1.85	17
AECO Fixed Price	210 MMcf/d	2028	1.99	7

NYMEX Three-Way Options
Sold call / bought put / sold put	450 MMcf/d	2026	5.92 / 3.33 / 2.58	12
Sold call / bought put / sold put	225 MMcf/d	2027	4.67 / 3.50 / 2.50	28

NYMEX Costless Collars
Sold call / bought put	95 MMcf/d	2026	5.27 / 3.75	6
Sold call / bought put	15 MMcf/d	2027	4.72 / 3.50	3

AECO Costless Collars
Sold call / bought put	3 MMcf/d	2026	2.18 / 1.72	-
Sold call / bought put	8 MMcf/d	2027	2.40 / 1.79	1

Basis Contracts (2)		2026		12
		2027		39
		2028 - 2031		83

Other Financial Positions				-

Physical Forward Contracts (3)		2026		33
		2027		144
		2028 - 2037		90
Natural Gas Fair Value Position				486
Total Fair Value Position				$351

(1)
Ovintiv has entered into oil differential swaps associated with Canadian condensate and WTI.
(2)
Ovintiv has entered into natural gas basis swaps associated with AECO, Waha and NYMEX.
(3)
Ovintiv has entered into natural gas physical forward contracts associated with JKM and Chicago, as described in Note 19.

Earnings Impact of Realized and Unrealized Gains (Losses) on Risk Management Positions

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Realized Gains (Losses) on Risk Management
Commodity Derivatives:
Revenues	$(32)	$46	$(110)	$109
Foreign Currency Derivatives:
Foreign exchange (1)	-	-	-	(98)
	$(32)	$46	$(110)	$11

Unrealized Gains (Losses) on Risk Management
Commodity Derivatives:
Revenues	$59	$(20)	$196	$(12)
Foreign Currency Derivatives:
Foreign exchange	-	-	-	89
	$59	$(20)	$196	$77

Total Realized and Unrealized Gains (Losses) on Risk Management, net
Commodity Derivatives:
Revenues	$27	$26	$86	$97
Foreign Currency Derivatives:
Foreign exchange (1)	-	-	-	(9)
	$27	$26	$86	$88

(1)
Includes a realized foreign exchange loss of $97 million for the nine months ended September 30, 2025, related to notional U.S. dollar denominated currency swaps as discussed in Note 6.

Reconciliation of Unrealized Risk Management Positions from January 1 to September 30

	2026		2025
	Fair Value	Total Unrealized Gain (Loss)	Total Unrealized Gain (Loss)

Fair Value of Contracts, Beginning of Year	$75
Change in Fair Value of Contracts in Place at Beginning of Year
and Contracts Entered into During the Period	86	$86	$88
Fair Value of NuVista Contracts Acquired (See Note 9)	169
Settlement of NuVista Contracts from Business Combination	(89)
Fair Value of Contracts Realized During the Period	110	110	(11)
Fair Value of Contracts, End of Period	$351	$196	$77

Risk management assets and liabilities arise from the use of derivative financial instruments and are measured at fair value. See Note 19 for a discussion of fair value measurements.

Unrealized Risk Management Positions

	As at	As at
	September 30,	December 31,
	2026	2025

Risk Management Assets
Current	$248	$86
Long-term	224	4
	472	90

Risk Management Liabilities
Current	121	2
Long-term	-	13
	121	15
Net Risk Management Assets (Liabilities)	$351	$75

C) Credit Risk

Credit risk arises from the potential that the Company may incur a loss if a counterparty to a financial instrument fails to meet its obligation in accordance with agreed terms. While exchange-traded contracts are subject to nominal credit risk due to the financial safeguards established by the exchanges and clearing agencies, over-the-counter traded contracts expose Ovintiv to counterparty credit risk. Counterparties to the Company’s derivative financial instruments consist primarily of major financial institutions and companies within the energy industry. This credit risk exposure is mitigated through the use of credit policies approved by the Board of Directors governing the Company’s credit portfolio including credit practices that limit transactions according to counterparties’ credit quality. Mitigation strategies may include master netting arrangements, requesting collateral, purchasing credit insurance and/or transacting credit derivatives. The Company executes commodity derivative financial instruments under master agreements that have netting provisions that provide for offsetting payables against receivables. Ovintiv actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. As at September 30, 2026, Ovintiv’s maximum exposure of loss due to credit risk from derivative financial instrument assets on a gross and net fair value basis was $490 million and $472 million, respectively, as disclosed in Note 19. The Company had no significant credit derivatives in place and held no collateral at September 30, 2026.

Any cash equivalents include high-grade, short-term securities, placed primarily with financial institutions with investment grade ratings. Any foreign currency agreements entered into are with major financial institutions that have investment grade credit ratings.

A substantial portion of the Company’s accounts receivable are with customers and working interest owners in the oil and gas industry and are subject to normal industry credit risks. As at September 30, 2026, approximately 88 percent (94 percent as at December 31, 2025) of Ovintiv’s accounts receivable and financial derivative credit exposures were with investment grade counterparties.

21.	Supplementary Information

Supplemental disclosures to the Condensed Consolidated Statement of Cash Flows are presented below:

A)
Net Change in Non-Cash Working Capital

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Operating Activities
Accounts receivable and accrued revenues	$(129)	$62	$(82)	$134
Accounts payable and accrued liabilities	(109)	(144)	91	(269)
Current portion of operating lease liabilities	28	4	16	30
Income tax receivable and payable	49	2	25	20
	$(161)	$(76)	$50	$(85)

B)
Non-Cash Activities

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Non-Cash Operating Activities
ROU operating lease assets and liabilities	$(167)	$(10)	$(292)	$(434)

Non-Cash Investing Activities
Property, plant and equipment accruals	$4	$33	$51	$60
Capitalized long-term incentives	-	-	(3)	(4)
Property additions/dispositions (swaps)	-	32	5	65

Non-Cash Financing Activities
Finance lease assets and liabilities	$-	$-	$(118)	$-
Common shares issued in conjunction with the
NuVista Acquisition (See Note 9)	-	-	(1,277)	-

22.	Commitments and Contingencies

Commitments

The following table outlines the Company’s commitments as at September 30, 2026:

	Expected Future Payments
(undiscounted)	2026	2027	2028	2029	2030	Thereafter	Total

Transportation and Processing	$246	$973	$877	$797	$731	$4,444	$8,068
Drilling and Field Services	71	112	76	1	1	5	266
Building Leases & Other Commitments	4	7	6	4	3	8	32
Total	$321	$1,092	$959	$802	$735	$4,457	$8,366

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

Agreement to Acquire Logan Energy Corp.

On October 26, 2026, Ovintiv announced it has entered into a definitive agreement to acquire all of the issued and outstanding common shares of Logan Energy Corp. (“Logan”) in an all-cash transaction valued at approximately $890 million (C$1.26 billion), inclusive of assumed debt. Under the terms of the arrangement agreement, Ovintiv will acquire all of the issued and outstanding common shares of Logan for C$1.40 per share. The transaction has been unanimously approved by the Boards of Directors of both Ovintiv and Logan, and is expected to close early in the first quarter of 2027 subject to Logan shareholder, court, regulatory and other customary approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A is intended to provide a narrative description of the Company’s business from management’s perspective, which includes an overview of Ovintiv’s condensed consolidated results for the three and nine months ended September 30, 2026, and period-over-period comparison. This MD&A should be read in conjunction with the unaudited interim Condensed Consolidated Financial Statements and accompanying notes for the period ended September 30, 2026 (“Consolidated Financial Statements”), which are included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and MD&A for the year ended December 31, 2025, which are included in Items 8 and 7, respectively, of the 2025 Annual Report on Form 10‑K.

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

Highlights

During the first nine months of 2026, the Company focused on executing its 2026 capital investment plan aimed at maximizing profitability through operational and capital efficiencies, and delivering cash from operating activities. In conjunction with closing the NuVista Acquisition, as discussed below, the Company was also focused on integrating the new assets into its existing operations.

Higher upstream product revenues in the first nine months of 2026 compared to 2025, primarily resulted from higher average realized oil and plant condensate prices, excluding the impact of risk management activities, and higher plant condensate and natural gas production volumes, partially offset by lower oil production volumes. Average oil and plant condensate prices increased 27 percent and 31 percent, respectively, primarily due to higher benchmark prices. Plant condensate and natural gas production volumes increased primarily due to the NuVista Acquisition in the first quarter of 2026. Oil production volumes decreased primarily due to the sale of the Company’s Anadarko assets in the second quarter of 2026. Ovintiv continues to focus on optimizing realized prices from the diversification of the Company’s downstream markets.

Significant Developments and Subsequent Event

•
On October 26, 2026, Ovintiv announced it has entered into a definitive agreement to acquire all of the issued and outstanding common shares of Logan Energy Corp. (“Logan”) in an all-cash transaction valued at approximately $890 million (C$1.26 billion), inclusive of assumed debt (“Logan Acquisition”). Under the terms of the arrangement agreement, Ovintiv will acquire all of the issued and outstanding common shares of Logan for C$1.40 per share. The acquisition will add approximately 420 net well locations to Ovintiv’s existing Montney inventory and approximately 266,000 net acres. The transaction has been unanimously approved by the Boards of Directors of both Ovintiv and Logan, and is expected to close early in the first quarter of 2027 subject to Logan shareholder, court, regulatory and other customary approvals.
•
On October 1, 2026, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 27.0 million shares of common stock over a 12-month period from October 5, 2026, to October 4, 2027. The number of shares authorized for purchase represents 10 percent of Ovintiv’s public float as at September 21, 2026. The Company expects to continue to execute the renewed NCIB program in conjunction with its shareholder return framework.
•
As at September 30, 2026, the Company had closed its previously announced acreage acquisitions, comprising $241 million and $237 million in Montney and Permian, respectively. The acquisitions added approximately 20,000 net acres and 120 net well locations in Montney, and approximately 21,000 net acres and 120 net well locations in Permian.
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

Financial Results

Three months ended September 30, 2026

•
Reported net earnings of $549 million, or $1.99 per share diluted, including net gains on risk management in revenues of $27 million, before tax.
•
Generated cash from operating activities of $1,070 million and Non-GAAP Cash Flow of $1,243 million.
•
Purchased for cancellation, approximately 6.3 million shares of common stock for total consideration of approximately $386 million.
•
Paid dividends of $0.30 per share of common stock totaling $81 million.
•
Repurchased in the open market approximately $109 million in principal amount of the Company’s senior notes.

Nine months ended September 30, 2026

•
Reported net earnings of $375 million, or $1.36 per share diluted, including non-cash ceiling test impairments of $1,154 million, after tax, or $4.18 per share diluted.
•
Recognized a loss on the divestiture of the Company’s Anadarko assets of $337 million, before tax, and allocated goodwill of $502 million to the transaction.
•
Recognized net gains on risk management in revenues of $86 million, before tax.
•
Generated cash from operating activities of $3,758 million and Non-GAAP Cash Flow of $3,738 million.
•
Purchased for cancellation, approximately 13.9 million shares of common stock for total consideration of approximately $815 million.
•
Paid dividends of $0.90 per share of common stock totaling $250 million.
•
Repurchased in the open market approximately $109 million in principal amount of the Company’s senior notes.
•
Had approximately $3.8 billion in total liquidity as at September 30, 2026, which included available credit facilities of $3.5 billion, available uncommitted demand lines of $141 million, and cash and cash equivalents of $176 million.
•
Reported Debt to EBITDA of 1.0 times and Non-GAAP Debt to Adjusted EBITDA of 0.7 times.

Capital Investment

During the nine months ended September 30, 2026

•
Executed the Company’s 2026 capital plan with expenditures totaling $1,742 million.

Production

During the nine months ended September 30, 2026

•
Produced average liquids volumes of 299.8 Mbbls/d, which accounted for 47 percent of total production volumes. Average oil and plant condensate volumes of 211.5 Mbbls/d, represented 71 percent of total liquids production volumes.
•
Produced average natural gas volumes of 2,048 MMcf/d, which accounted for 53 percent of total production volumes.
•
Produced average total volumes of 641.2 MBOE/d.

Operating Expenses

During the nine months ended September 30, 2026

•
Incurred upstream transportation and processing expenses of $1,460 million or $8.34 per BOE, an increase of $203 million compared to 2025, primarily due to increased production volumes related to the NuVista Acquisition in the first quarter of 2026.
•
Incurred upstream operating expenses of $608 million or $3.47 per BOE, a decrease of $27 million compared to 2025, primarily due to the sale of the Company’s Anadarko assets in the second quarter of 2026.
•
Incurred total production, mineral and other taxes of $219 million, which represents approximately 3.26 percent of upstream product revenues. Total production, mineral and other taxes decreased by $13 million compared to 2025, primarily due to the sale of the Company’s Anadarko assets in the second quarter of 2026 and a production tax refund related to previously divested assets, partially offset by higher oil commodity prices.

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

Markets for oil and natural gas are exposed to different price risks and are inherently volatile. The Company enters into derivative financial instruments to mitigate price volatility and provide more certainty around cash flows. As at September 30, 2026, the Company has hedged approximately 46.0 Mbbls/d of expected oil and condensate production and 736 MMcf/d of expected natural gas production for the remainder of the year. In addition, Ovintiv proactively utilizes commodity derivatives and transportation contracts to diversify the Company’s sales markets, thereby reducing significant exposure to any given market and regional pricing.

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

During the third quarter of 2026, the Company invested $563 million, which was in line with its third quarter guidance range of $550 million to $600 million. The Company expects to meet its full year 2026 capital investment guidance range of $2,250 million to $2,350 million.

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

Production

During the third quarter of 2026, total average production volumes were 630.6 MBOE/d, which was in line with the third quarter guidance range of 615.0 MBOE/d to 640.0 MBOE/d. Average oil and plant condensate production volumes were 203.7 Mbbls/d, which was below the third quarter guidance range of 205.0 Mbbls/d to 210.0 Mbbls/d primarily due to third-party plant downtime and higher royalty rates resulting from higher prices in the Canadian Operations. Average other NGL production volumes were 83.2 Mbbls/d, which exceeded the third quarter guidance range of 75.0 Mbbls/d to 80.0 Mbbls/d. Average natural gas production volumes were 2,062 MMcf/d, which was in line with the third quarter guidance range of 2,000 MMcf/d to 2,100 MMcf/d.

In November 2026, the Company updated its other NGLs guidance range and expects to meet its full year 2026 total production guidance range of 630.0 MBOE/d to 645.0 MBOE/d, including oil and plant condensate production volumes of approximately 210.0 Mbbls/d to 212.0 Mbbls/d, other NGLs production volumes of approximately 85.0 Mbbls/d to 87.0 Mbbls/d and natural gas production volumes of approximately 2,025 MMcf/d to 2,075 MMcf/d.

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

Additional information on Ovintiv’s fourth quarter and updated full year 2026 Corporate Guidance can be accessed on the Company’s website at www.ovintiv.com.

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

Additional information on Ovintiv’s sustainable business practices is included in its most recent Sustainability Report on the Company’s website at www.ovintiv.com.

Results of Operations

Selected Financial Information

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

Product and Service Revenues
Upstream product revenues	$2,211	$1,722	$6,718	$5,439
Service revenues (1)	4	9	15	21
Total Product and Service Revenues	2,215	1,731	6,733	5,460

Sales of Purchased Product	343	289	1,274	1,149
Gains (Losses) on Risk Management, Net	27	26	86	97
Sublease Revenues	17	20	54	55
Total Revenues	2,602	2,066	8,147	6,761

Total Operating Expenses (2)	1,725	1,793	7,030	6,066
Operating Income (Loss)	877	273	1,117	695
Total Other (Income) Expenses (3)	73	81	601	297
Net Earnings (Loss) Before Income Tax	804	192	516	398
Income Tax Expense (Recovery)	255	44	141	102

Net Earnings (Loss)	$549	$148	$375	$296
(1)
Service revenues comprise third-party gathering and processing fees, and other revenues.
(2)
Total Operating Expenses include non-cash items such as DD&A, impairments, accretion of asset retirement obligations and long-term incentive costs. The three and nine months ended September 30, 2026, include non-cash ceiling test impairments of nil and $1,485 million, respectively (2025 ‑ $141 million and $871 million, respectively).
(3)
The nine months ended September 30, 2026, includes a loss on the divestiture of the Company’s Anadarko assets of $337 million.

Revenues

Ovintiv’s revenues are substantially derived from sales of oil, NGLs and natural gas production. Increases or decreases in Ovintiv’s revenue, profitability and future production are highly dependent on the commodity prices the Company receives. Prices are market driven and fluctuate due to factors beyond the Company’s control, such as supply and demand, seasonality, and geopolitical and economic factors. The Company’s realized prices generally reflect WTI, NYMEX, Edmonton Condensate and AECO benchmark prices, as well as other downstream benchmarks, including Houston and Dawn. The Company proactively mitigates price risk and optimizes margins by entering into firm transportation contracts to diversify market access to different sales points. Realized prices, excluding the impact of risk management activities, may differ from the benchmarks for many reasons, including quality, location, or production being sold at different market hubs.

Benchmark prices relevant to the Company are shown in the table below.

Benchmark Prices

	Three months ended September 30,		Nine months ended September 30,
(average for the period)	2026	2025	2026	2025

Oil & NGLs
WTI ($/bbl)	$85.79	$64.93	$83.50	$66.70
Houston ($/bbl)	86.39	65.61	85.01	67.74
Edmonton Condensate (C$/bbl)	115.57	86.87	115.37	91.89

Natural Gas
NYMEX ($/MMBtu)	$2.95	$3.07	$3.63	$3.39
AECO (C$/Mcf)	1.54	1.00	1.85	1.70
Dawn (C$/MMBtu)	3.64	3.83	4.41	4.49

Production Volumes and Realized Prices

	Three months ended September 30,				Nine months ended September 30,
	Production Volumes (1)		Realized Prices (2)		Production Volumes (1)		Realized Prices (2)
	2026	2025	2026	2025	2026	2025	2026	2025

Oil (Mbbls/d, $/bbl)
USA Operations	120.0	137.0	$86.57	$66.23	127.9	142.9	$86.03	$67.59
Canadian Operations	1.2	0.6	82.41	64.35	0.7	0.4	78.21	65.37
Total	121.2	137.6	86.53	66.22	128.6	143.3	85.99	67.58

NGLs - Plant Condensate (Mbbls/d, $/bbl)
USA Operations	7.2	11.7	74.31	49.67	8.5	11.1	67.67	52.69
Canadian Operations	75.3	62.5	83.27	62.81	74.4	55.2	83.26	64.19
Total	82.5	74.2	82.48	60.73	82.9	66.3	81.66	62.26

NGLs - Other (Mbbls/d, $/bbl)
USA Operations	55.0	77.9	19.59	15.46	61.7	75.1	17.55	18.10
Canadian Operations	28.2	19.8	21.56	22.62	26.6	18.9	25.35	24.24
Total	83.2	97.7	20.26	16.91	88.3	94.0	19.90	19.34

Total Oil & NGLs (Mbbls/d, $/bbl)
USA Operations	182.2	226.6	65.87	47.92	198.1	229.1	63.90	50.66
Canadian Operations	104.7	82.9	66.65	53.24	101.7	74.5	68.10	54.05
Total	286.9	309.5	66.15	49.34	299.8	303.6	65.33	51.49

Natural Gas (MMcf/d, $/Mcf)
USA Operations	319	512	1.94	2.04	388	510	1.88	2.48
Canadian Operations	1,743	1,413	2.54	1.70	1,660	1,337	2.58	2.25
Total	2,062	1,925	2.45	1.79	2,048	1,847	2.45	2.32

Total Production (MBOE/d, $/BOE)
USA Operations	235.4	311.9	53.63	38.17	262.9	314.2	50.94	40.99
Canadian Operations	395.2	318.5	28.85	21.39	378.3	297.3	29.65	23.66
Total	630.6	630.4	38.10	29.69	641.2	611.5	38.38	32.57

Production Mix (%)
Oil & Plant Condensate	32	34			33	34
NGLs - Other	13	15			14	16
Total Oil & NGLs	45	49			47	50
Natural Gas	55	51			53	50

Production Change
Period Over Period (%) (3)
Total Oil & NGLs	(7)	1			(1)	-
Natural Gas	7	12			11	8
Total Production	-	6			5	4
(1)
Average daily.
(2)
Average per-unit prices, excluding the impact of risk management activities. Realized prices for natural gas and total production include by-product revenues.
(3)
Includes production impacts of acquisitions and divestitures.

Upstream Product Revenues, Excluding Realized Gains (Losses) on Risk Management

	Three months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas (1)	Total

2025 Upstream Product Revenues	$838	$415	$152	$317	$1,722
Increase (decrease) due to:
Sales prices	227	159	19	132	537
Production volumes	(100)	53	(16)	15	(48)
2026 Upstream Product Revenues	$965	$627	$155	$464	$2,211

	Nine months ended September 30,

($ millions)	Oil	NGLs - Plant Condensate	NGLs - Other	Natural Gas (1)	Total

2025 Upstream Product Revenues	$2,648	$1,127	$497	$1,167	$5,439
Increase (decrease) due to:
Sales prices	643	421	(2)	87	1,149
Production volumes	(272)	301	(15)	116	130
2026 Upstream Product Revenues	$3,019	$1,849	$480	$1,370	$6,718
(1)
Includes by-product revenues.

Oil Revenues

Three months ended September 30, 2026, versus September 30, 2025

Oil revenues were higher by $127 million compared to the third quarter of 2025 primarily due to:

•
An increase of $20.31 per bbl, or 31 percent, in the average realized oil prices which increased revenues by $227 million. The increase reflected higher WTI and Houston benchmark prices which were both up 32 percent; and
•
Lower average oil production volumes of 16.4 Mbbls/d decreased revenues by $100 million. Lower production volumes were primarily due to the sale of the Anadarko assets in the second quarter of 2026 (23.1 Mbbls/d), partially offset by successful drilling in Permian (4.3 Mbbls/d).

Nine months ended September 30, 2026, versus September 30, 2025

Oil revenues were higher by $371 million compared to the first nine months of 2025 primarily due to:

•
An increase of $18.41 per bbl, or 27 percent, in the average realized oil prices which increased revenues by $643 million. The increase reflected higher WTI and Houston benchmark prices which were both up 25 percent and higher regional pricing relative to benchmark prices; and
•
Lower average oil production volumes of 14.7 Mbbls/d decreased revenues by $272 million. Lower production volumes were primarily due to the sale of the Anadarko assets in the second quarter of 2026 (14.0 Mbbls/d).

NGL Revenues

Three months ended September 30, 2026, versus September 30, 2025

NGL revenues were higher by $215 million compared to the third quarter of 2025 primarily due to:

•
An increase of $21.75 per bbl, or 36 percent, in the average realized plant condensate prices which increased revenues by $159 million. The increase primarily reflected the higher Edmonton Condensate benchmark price which was up 33 percent; and

•
Higher average plant condensate production volumes of 8.3 Mbbls/d increased revenues by $53 million. Higher production volumes were primarily due to the NuVista Acquisition in the first quarter of 2026 (27.5 Mbbls/d), partially offset by natural declines in Montney (6.3 Mbbls/d), the sale of the Anadarko assets in the second quarter of 2026 (5.7 Mbbls/d), higher effective royalty rates in Montney (4.5 Mbbls/d) and increased third-party plant downtime in Montney (4.0 Mbbls/d).

Nine months ended September 30, 2026, versus September 30, 2025

NGL revenues were higher by $705 million compared to the first nine months of 2025 primarily due to:

•
An increase of $19.40 per bbl, or 31 percent, in the average realized plant condensate prices which increased revenues by $421 million. The increase primarily reflected the higher Edmonton Condensate benchmark price which was up 26 percent and higher regional pricing relative to benchmark prices in the Canadian Operations; and
•
Higher average plant condensate production volumes of 16.6 Mbbls/d increased revenues by $301 million. Higher production volumes were primarily due to the NuVista Acquisition in the first quarter of 2026 (24.0 Mbbls/d), partially offset by the sale of the Anadarko assets in the second quarter of 2026 (3.4 Mbbls/d), and increased third-party plant downtime and pipeline restrictions in Montney (2.9 Mbbls/d).

Natural Gas Revenues

Three months ended September 30, 2026, versus September 30, 2025

Natural gas revenues were higher by $147 million compared to the third quarter of 2025 primarily due to:

•
An increase of $0.66 per Mcf, or 37 percent, in the average realized natural gas prices which increased revenues by $132 million. The increase reflected higher by-product revenues, primarily due to higher sulfur commodity prices in the Canadian Operations and the higher AECO benchmark price which was up 54 percent. The increase was partially offset by lower realized price increases from exposure to other downstream benchmark prices relating to the Company’s diversified markets in the Canadian Operations and the lower NYMEX benchmark price which was down four percent; and
•
Higher average natural gas production volumes of 137 MMcf/d increased revenues by $15 million. Higher production volumes were primarily due to the NuVista Acquisition in the first quarter of 2026 (428 MMcf/d), partially offset by the sale of the Anadarko assets in the second quarter of 2026 (244 MMcf/d) and increased third-party plant downtime in Montney (71 MMcf/d).

Nine months ended September 30, 2026, versus September 30, 2025

Natural gas revenues were higher by $203 million compared to the first nine months of 2025 primarily due to:

•
Higher average natural gas production volumes of 201 MMcf/d increased revenues by $116 million. Higher production volumes were primarily due to the NuVista Acquisition in the first quarter of 2026 (375 MMcf/d), partially offset by the sale of the Anadarko assets in the second quarter of 2026 (160 MMcf/d); and
•
An increase of $0.13 per Mcf, or six percent, in the average realized natural gas prices which increased revenues by $87 million. The increase reflected higher by-product revenues, primarily due to higher sulfur commodity prices in the Canadian Operations, and the higher AECO and NYMEX benchmark prices which were up nine percent and seven percent, respectively. The increase was partially offset by lower regional pricing relative to benchmark prices in the USA Operations and lower realized price increases from exposure to other downstream benchmark prices relating to the Company’s diversified markets in the Canadian Operations.

Sales of Purchased Product

Revenues from the sale of purchased product relate to activities that provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

Sales of Purchased Product	$343	$289	$1,274	$1,149

Three months ended September 30, 2026, versus September 30, 2025

Sales of purchased product revenues increased $54 million compared to the third quarter of 2025 primarily due to:

•
Higher realized third-party liquids and natural gas pricing ($72 million and $12 million, respectively);

partially offset by:

•
Lower sales of third-party purchased liquids and natural gas volumes ($26 million and $4 million, respectively).

Nine months ended September 30, 2026, versus September 30, 2025

Sales of purchased product revenues increased $125 million compared to the first nine months of 2025 primarily due to:

•
Higher realized third-party liquids and natural gas pricing ($286 million and $24 million, respectively), and higher sales of third-party purchased natural gas volumes ($28 million);

partially offset by:

•
Lower sales of third-party purchased liquids volumes ($213 million).

Gains (Losses) on Risk Management, Net

As a means of managing commodity price volatility, Ovintiv enters into commodity derivative financial instruments on a portion of its expected oil, NGLs and natural gas production volumes. Additional information on the Company’s commodity price positions as at September 30, 2026, can be found in Note 20 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The following tables provide the effects of the Company’s risk management activities on revenues.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

Realized Gains (Losses) on Risk Management
Commodity Price
Oil	$(70)	$4	$(196)	$13
NGLs - Plant Condensate	(9)	-	(29)	-
NGLs - Other	-	3	-	3
Natural Gas	47	39	115	93
Total	(32)	46	(110)	109

Unrealized Gains (Losses) on Risk Management	59	(20)	196	(12)
Total Gains (Losses) on Risk Management, Net	$27	$26	$86	$97

	Three months ended September 30,		Nine months ended September 30,
(Per-unit)	2026	2025	2026	2025

Realized Gains (Losses) on Risk Management
Commodity Price
Oil ($/bbl)	$(6.26)	$0.29	$(5.58)	$0.34
NGLs - Plant Condensate ($/bbl)	$(1.17)	$-	$(1.27)	$-
NGLs - Other ($/bbl)	$-	$0.31	$-	$0.12
Natural Gas ($/Mcf)	$0.25	$0.22	$0.20	$0.18
Total ($/BOE)	$(0.54)	$0.79	$(0.63)	$0.65

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

USA Operations	$54	$66	$196	$216
Canadian Operations	5	6	23	16
Total	$59	$72	$219	$232

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2026	2025	2026	2025

USA Operations	$2.49	$2.29	$2.73	$2.52
Canadian Operations	$0.16	$0.20	$0.23	$0.19
Production, Mineral and Other Taxes	$1.03	$1.24	$1.25	$1.39

Three months ended September 30, 2026, versus September 30, 2025

Production, mineral and other taxes decreased $13 million compared to the third quarter of 2025 primarily due to:

•
The sale of the Anadarko assets in the second quarter of 2026 ($15 million) and a production tax refund related to previously divested assets ($11 million);

partially offset by:

•
Higher oil commodity prices ($10 million).

Nine months ended September 30, 2026, versus September 30, 2025

Production, mineral and other taxes decreased $13 million compared to the first nine months of 2025 primarily due to:

•
The sales of the Anadarko assets in the second quarter of 2026 and the Uinta assets in the first quarter of 2025 ($29 million and $5 million, respectively), a production tax refund related to previously divested assets ($11 million) and lower effective production tax rates ($7 million);

partially offset by:

•
Higher oil commodity prices ($29 million) and higher property taxes due to the NuVista Acquisition in the first quarter of 2026 ($10 million).

Transportation and Processing

Transportation and processing expense includes transportation costs incurred to move product from production points to sales points including gathering, compression, pipeline tariffs, trucking and storage costs. Ovintiv also incurs costs related to processing provided by third parties or through ownership interests in processing facilities.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

Upstream
USA Operations	$77	$108	$282	$334
Canadian Operations	394	332	1,178	923
Upstream Transportation and Processing	471	440	1,460	1,257

Other (1)	10	12	32	28
Total	$481	$452	$1,492	$1,285

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2026	2025	2026	2025

USA Operations	$3.55	$3.74	$3.93	$3.89
Canadian Operations	$10.84	$11.35	$11.40	$11.37
Upstream Transportation and Processing	$8.12	$7.59	$8.34	$7.53
(1)
The third quarter and first nine months of 2026 include pipeline transportation fees associated with previously divested assets in the USA Operations of nil, respectively (2025 - $1 million and $2 million, respectively) and other third-party transportation and processing fees with no associated volumes in the Canadian Operations of approximately $10 million and $32 million, respectively (2025 ‑ $11 million and $26 million, respectively).

Three months ended September 30, 2026, versus September 30, 2025

Transportation and processing expense increased $29 million compared to the third quarter of 2025 primarily due to:

•
Higher production volumes due to the NuVista Acquisition in the first quarter of 2026 ($95 million) and higher transportation costs in Permian due to increased natural gas production volumes ($9 million);

partially offset by:

•
The sale of the Anadarko assets in the second quarter of 2026 ($44 million), lower midstream transportation costs in Montney ($20 million) and decreased minimum volume commitment costs associated with certain gathering and processing assets in Montney in 2026 compared to an increase in 2025 ($14 million).

Nine months ended September 30, 2026, versus September 30, 2025

Transportation and processing expense increased $207 million compared to the first nine months of 2025 primarily due to:

•
Higher production volumes due to the NuVista Acquisition in the first quarter of 2026 ($254 million), higher midstream transportation costs in Montney ($29 million), higher transportation costs in Permian due to increased natural gas production volumes ($22 million) and a lower U.S./Canadian dollar exchange rate ($8 million);

partially offset by:

•
The sale of the Anadarko assets in the second quarter of 2026 ($80 million), a settlement related to a downstream transportation contract in the Canadian Operations ($19 million) and decreased minimum volume commitment costs associated with certain gathering and processing assets in Montney in 2026 compared to an increase in 2025 ($14 million).

Operating

Operating expense includes costs paid by the Company, net of amounts capitalized, on oil and natural gas properties in which Ovintiv has a working interest. These costs primarily include labor, service contract fees, chemicals, fuel, water hauling, electricity and workovers.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

Upstream
USA Operations	$137	$173	$446	$515
Canadian Operations	63	42	162	120
Upstream Operating Expense	200	215	608	635

Other	1	5	3	9
Total	$201	$220	$611	$644

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2026	2025	2026	2025

USA Operations	$6.37	$6.07	$6.21	$6.02
Canadian Operations	$1.69	$1.39	$1.56	$1.47
Upstream Operating Expense	$3.43	$3.71	$3.47	$3.81

Three months ended September 30, 2026, versus September 30, 2025

Operating expense decreased $19 million compared to the third quarter of 2025 primarily due to:

•
The sale of the Anadarko assets in the second quarter of 2026 ($29 million), and lower salaries and benefits resulting from the corporate reorganization in the second quarter of 2026 ($16 million);

partially offset by:

•
Higher activity due to the NuVista Acquisition in the first quarter of 2026 ($10 million), higher water disposal costs in Montney and Permian ($9 million), and increased workover activity in Montney ($7 million).

Nine months ended September 30, 2026, versus September 30, 2025

Operating expense decreased $33 million compared to the first nine months of 2025 primarily due to:

•
The sale of the Anadarko assets in the second quarter of 2026 ($64 million), and lower salaries and benefits resulting from the corporate reorganization in the second quarter of 2026 ($27 million);

partially offset by:

•
Higher activity due to the NuVista Acquisition in the first quarter of 2026 ($27 million), increased workover activity in Montney ($14 million), and higher water disposal costs in Permian and Montney ($14 million).

Purchased Product

Purchased product expense includes purchases of oil, NGLs and natural gas from third parties that are used to provide operational flexibility and cost mitigation for transportation commitments, product type, delivery points and customer diversification within the USA and Canadian Operations segments.

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

Purchased Product	$333	$278	$1,240	$1,120

Three months ended September 30, 2026, versus September 30, 2025

Purchased product expense increased $55 million compared to the third quarter of 2025 primarily due to:

•
Higher third-party liquids and natural gas purchase prices ($73 million and $13 million, respectively);

partially offset by:

•
Lower third-party purchased liquids and natural gas volumes ($26 million and $5 million, respectively).

Nine months ended September 30, 2026, versus September 30, 2025

Purchased product expense increased $120 million compared to the first nine months of 2025 primarily due to:

•
Higher third-party liquids and natural gas purchase prices ($284 million and $27 million, respectively), and higher third-party purchased natural gas volumes ($21 million);

partially offset by:

•
Lower third-party purchased liquids volumes ($212 million).

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

Upstream
USA Operations	$286	$361	$904	$1,106
Canadian Operations	259	179	712	524
Upstream DD&A	545	540	1,616	1,630

Corporate & Other	5	5	14	16
Total	$550	$545	$1,630	$1,646

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2026	2025	2026	2025

USA Operations	$13.22	$12.57	$12.60	$12.88
Canadian Operations	$7.14	$6.13	$6.89	$6.45
Upstream DD&A	$9.41	$9.31	$9.23	$9.76

Three months ended September 30, 2026, versus September 30, 2025

DD&A increased $5 million compared to the third quarter of 2025 primarily due to:

•
Higher production volumes in the Canadian Operations primarily due to the NuVista Acquisition in the first quarter of 2026 ($42 million) and higher depletion rates in the Canadian Operations and USA Operations ($40 million and $15 million, respectively);

partially offset by:

•
Lower production volumes in the USA Operations primarily due to the sale of the Anadarko assets in the second quarter of 2026 ($90 million).

The upstream depletion rate in the USA Operations increased $0.65 per BOE primarily due to lower reserve volumes from the sale of the Anadarko assets in the second quarter of 2026, partially offset by a decrease in the depletable base resulting from the ceiling test impairment recognized in the first quarter of 2026. The upstream depletion rate in the Canadian Operations increased $1.01 per BOE primarily due to a higher depletable base resulting from the NuVista Acquisition in the first quarter of 2026, partially offset by the ceiling test impairments recognized in the first quarter of 2026 and the third quarter of 2025.

Nine months ended September 30, 2026, versus September 30, 2025

DD&A decreased $16 million compared to the first nine months of 2025 primarily due to:

•
Lower production volumes in the USA Operations primarily due to the sale of the Anadarko assets in the second quarter of 2026 ($181 million) and a lower depletion rate in the USA Operations ($20 million);

partially offset by:

•
Higher production volumes in the Canadian Operations primarily due to the NuVista Acquisition in the first quarter of 2026 ($144 million) and a higher depletion rate in the Canadian Operations ($39 million).

The upstream depletion rate in the USA Operations decreased $0.28 per BOE primarily due to a lower depletable base resulting from the ceiling test impairment recognized in the first quarter of 2026, partially offset by the lower reserve volumes resulting from the sale of the Anadarko assets in the second quarter of 2026. The upstream depletion rate in the Canadian Operations increased $0.44 per BOE primarily due to a higher depletable base resulting from the NuVista Acquisition in the first quarter of 2026, partially offset by the ceiling test impairments recognized in the first quarter of 2026 and the third quarter of 2025.

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

In the third quarter of 2026, the Company did not recognize ceiling test impairments in the USA and Canadian Operations. In the first nine months of 2026, the Company recognized before-tax non-cash ceiling test impairments of $1,485 million, comprising $1,111 million in the USA Operations and $374 million in the Canadian Operations. The non-cash ceiling test impairments recognized in the first quarter of 2026 primarily resulted from declines in the 12-month average trailing prices which reduced proved reserves in the USA Operations, and the 12-month average trailing prices used in the ceiling test at March 31, 2026, which were lower than the market prices used for the NuVista Acquisition on February 3, 2026, in the Canadian Operations.

The 12-month average trailing prices used in the ceiling test calculations were based on the benchmark prices below. The benchmark prices were adjusted for basis differentials to determine local reference prices, transportation costs and tariffs, heat content and quality.

	Oil & NGLs		Natural Gas
	WTI ($/bbl)	Edmonton Condensate (C$/bbl)	Henry Hub ($/MMBtu)	AECO (C$/MMBtu)

12-Month Average Trailing Reserves Pricing (1)
September 30, 2026	$75.79	$104.14	$3.62	$1.87
March 31, 2026	63.31	86.26	3.72	1.80
December 31, 2025	65.34	90.09	3.39	1.76
September 30, 2025	67.45	93.67	3.10	1.53
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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs, and Transaction and Legal Costs (1)	$73	$67	$224	$206
Long-term incentive costs	10	10	32	28
Restructuring costs	1	-	46	11
Transaction and legal costs	10	1	30	2
Total Administrative	$94	$78	$332	$247

	Three months ended September 30,		Nine months ended September 30,
($/BOE)	2026	2025	2026	2025

Administrative, excluding Long-Term Incentive Costs,
Restructuring Costs, and Transaction and Legal Costs (1)	$1.25	$1.17	$1.28	$1.23
Long-term incentive costs	0.18	0.16	0.18	0.17
Restructuring costs	0.02	-	0.27	0.07
Transaction and legal costs	0.17	0.01	0.17	0.01
Total Administrative	$1.62	$1.34	$1.90	$1.48
(1)
The third quarter and first nine months of 2026 include costs related to The Bow office lease of $29 million and $86 million, respectively (2025 - $29 million and $83 million, respectively), half of which is recovered from sublease revenues.

Three months ended September 30, 2026, versus September 30, 2025

Administrative expense increased $16 million compared to the third quarter of 2025 primarily due to:

•
Higher legal costs ($9 million) and higher operating lease costs ($5 million).

Nine months ended September 30, 2026, versus September 30, 2025

Administrative expense increased $85 million compared to the first nine months of 2025 primarily due to:

•
Higher restructuring costs ($35 million), transaction costs incurred related to the NuVista Acquisition ($23 million) and higher operating lease and legal costs ($13 million).

In 2024, Ovintiv initiated a plan to reduce its workforce by approximately 10 percent as part of a corporate reorganization. In 2026, the Company completed further workforce reductions as part of a company-wide reorganization to better align staffing levels and organizational structure with the Company’s transformed portfolio following the sale of the Anadarko assets. Additional information on the NuVista Acquisition, restructuring charges and long-term incentive costs can be found in Notes 9, 17 and 18, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Other (Income) Expenses

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

Interest	$75	$91	$279	$283
Foreign Exchange (Gain) Loss, Net	4	(7)	25	25
(Gain) Loss on Divestitures, Net	-	-	337	-
Other (Gains) Losses, Net	(6)	(3)	(40)	(11)
Total Other (Income) Expenses	$73	$81	$601	$297

Interest

Interest expense primarily includes interest on Ovintiv’s short-term and long-term debt. Additional information on changes in interest and long-term debt can be found in Notes 5 and 12, respectively, to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three months ended September 30, 2026, versus September 30, 2025

Interest expense decreased $16 million compared to the third quarter of 2025 primarily due to:

•
Interest savings related to the repayment of the Company’s $700 million senior notes in the second quarter of 2026 and its $459 million senior notes in the first quarter of 2026 ($16 million) and lower interest expense on short-term borrowings ($9 million);

partially offset by:

•
Interest expense on finance leases ($5 million) and premiums of $3 million related to the Company’s open market repurchases of long-term debt during the quarter.

Nine months ended September 30, 2026, versus September 30, 2025

Interest expense decreased $4 million compared to the first nine months of 2025 primarily due to:

•
Interest savings related to the repayment of the Company’s $700 million senior notes in the second quarter of 2026, its $459 million senior notes in the first quarter of 2026 and its $600 million senior notes in the second quarter of 2025 ($49 million) and lower interest expense on short-term borrowings ($7 million);

partially offset by:

•
A one-time make-whole interest payment resulting from the early redemption of the Company’s $700 million senior notes in the second quarter of 2026 and premiums paid related to the Company’s open market repurchases of long-term debt during the quarter ($23 million), interest expense on the Term Credit Agreement ($9 million) and higher interest expense on finance leases ($9 million).

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

Three months ended September 30, 2026, versus September 30, 2025

Net foreign exchange loss of $4 million compared to a gain of $7 million during the third quarter of 2025 primarily due to:

•
Losses on other monetary revaluations compared to gains in 2025 ($9 million).

Nine months ended September 30, 2026, versus September 30, 2025

Net foreign exchange losses were in line with the first nine months of 2025 primarily due to:

•
Realized foreign exchange losses on the settlement of U.S. dollar risk management contracts issued from Canada in 2025 ($98 million), gains on other monetary revaluations compared to losses in 2025 ($17 million) and lower unrealized foreign exchange losses on the translation of intercompany notes ($13 million);

partially offset by:

•
Lower unrealized foreign exchange gains on the translation of U.S. dollar risk management contracts issued from Canada ($85 million) and realized foreign exchange losses on the settlement of intercompany notes compared to gains in 2025 ($42 million).

(Gain) Loss on Divestitures, Net

In the second quarter of 2026, the Company recognized a before-tax loss on the sale of its Anadarko assets of $337 million, as discussed in the Significant Developments section of this MD&A.

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

In the first quarter of 2026, the Company recognized a gain of approximately $25 million resulting from the fair value remeasurement of the previously acquired 18.5 million NuVista common shares in conjunction with the closing of the NuVista Acquisition as discussed in the Significant Developments section of this MD&A.

Other gains in the third quarter and first nine months of 2026 also include interest income of $4 million and $11 million, respectively (2025 - $2 million and $10 million, respectively).

Income Tax

During the first nine months of 2026, the current income tax expense of $120 million was higher than 2025 primarily due to changes in earnings, partially offset by Canadian legislation enacted during the first quarter of 2026 related to accelerated capital cost recovery, and favorable changes in the calculation of Corporate Alternative Minimum Tax in the U.S.

During the first nine months of 2026, the deferred income tax expense of $21 million was higher than 2025 primarily due to changes in jurisdictional earnings, partially offset by the impact of the non-cash ceiling test impairment recognized in the U.S. in the first quarter of 2026.

The determination of income and other tax liabilities of the Company and its subsidiaries requires interpretation of complex domestic and foreign tax laws and regulations that are subject to change. The Company’s interpretation of tax laws may differ from the interpretation of the tax authorities. As a result, there are tax matters under review for which the timing of resolution is uncertain. The Company believes that the provision for income taxes is adequate.

Additional information on income taxes can be found in Note 7 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Sources of Liquidity

The Company has the flexibility to access cash equivalents and a range of funding alternatives at competitive rates through committed revolving credit facilities as well as debt and equity capital markets. Ovintiv closely monitors the accessibility of cost-effective credit and ensures that sufficient liquidity is in place to fund capital expenditures and dividend payments. In addition, the Company may use cash and cash equivalents, cash from operating activities, or proceeds from asset divestitures to fund its operations and shareholder return framework or to manage its capital structure as discussed below. As at September 30, 2026, $133 million in cash and cash equivalents was held by Canadian subsidiaries. The cash held by Canadian subsidiaries is accessible and may be subject to additional U.S. income taxes and Canadian withholding taxes if repatriated.

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

	As at September 30,
($ millions, except as indicated)	2026	2025

Cash and Cash Equivalents	$176	$25
Available Credit Facilities	3,500	3,500
Available Uncommitted Demand Lines (1)	141	122
Issuance of U.S. Commercial Paper	-	(360)
Total Liquidity	$3,817	$3,287

Long-Term Debt, including current portion	$3,588	$5,212
Total Shareholders’ Equity	$11,603	$10,234

Debt to Capitalization (%) (2)	24	34
Debt to Adjusted Capitalization (%) (2)	16	22
(1)
Includes four uncommitted demand lines totaling $349 million, net of $208 million in related undrawn letters of credit (2025 - $305 million and $183 million, respectively).
(2)
These measures are defined in the Non-GAAP Measures section of this MD&A.

The Company has full access to two committed revolving U.S. dollar denominated credit facilities totaling $3.5 billion, which include a $2.2 billion revolving credit facility for Ovintiv Inc. and a $1.3 billion revolving credit facility for a Canadian subsidiary (collectively, the “Credit Facilities”). The Credit Facilities, which mature in December 2029, provide financial flexibility and allow the Company to fund its operations or capital investment program. As at September 30, 2026, there were no outstanding amounts under the revolving Credit Facilities.

Depending on the Company’s credit rating and market demand, the Company may issue from its two U.S. Commercial Paper (“CP”) programs, which include a $1.5 billion program for Ovintiv Inc. and a $1.0 billion program for a Canadian subsidiary. As at September 30, 2026, the Company had no balance outstanding under its U.S. CP program. All of Ovintiv’s credit ratings are investment grade as at September 30, 2026.

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

The available Credit Facilities, uncommitted demand lines, and cash and cash equivalents, provide Ovintiv with total liquidity of approximately $3.8 billion as at September 30, 2026. As at September 30, 2026, Ovintiv also had approximately $208 million in undrawn letters of credit issued in the normal course of business as collateral security.

On October 26, 2026, the Company announced the Logan Acquisition, as discussed in the Significant Developments and Subsequent Event section of this MD&A and in Note 23 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10‑Q. Ovintiv expects to fund the transaction through a combination of cash on hand and short-term borrowings.

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

Ovintiv is currently in compliance with all financial covenants under the Credit Facilities. Management monitors Debt to Adjusted Capitalization, which is a non-GAAP measure defined in the Non-GAAP Measures section of this MD&A, as a proxy for Ovintiv’s financial covenant under the Credit Facilities, which requires Debt to Adjusted Capitalization to be less than 60 percent. As at September 30, 2026, the Company’s Debt to Adjusted Capitalization was 16 percent. The definitions used in the covenant under the Credit Facilities adjust capitalization for cumulative historical ceiling test impairments recorded in conjunction with the Company’s January 1, 2012, adoption of U.S. GAAP. Additional information on financial covenants can be found in Note 15 to the Consolidated Financial Statements included in Item 8 of the 2025 Annual Report on Form 10‑K.

Sources and Uses of Cash

The following table summarizes the sources and uses of the Company’s cash and cash equivalents.

		Three months ended September 30,		Nine months ended September 30,
($ millions)	Activity Type	2026	2025	2026	2025

Sources of Cash and Cash Equivalents
Cash from operating activities	Operating	$1,070	$812	$3,758	$2,698
Proceeds from divestitures	Investing	2	26	2,831	1,922
Net issuance of revolving debt	Financing	-	-	-	360
Issuance of debt under the Term Credit Agreement	Financing	-	-	1,151	-
Other	Investing	8	34	52	136
		1,080	872	7,792	5,116

Uses of Cash and Cash Equivalents
Capital expenditures	Investing	563	544	1,742	1,682
Acquisitions	Investing	457	(31)	478	2,282
Corporate acquisition, net of cash acquired	Investing	-	-	1,192	-
Net repayment of revolving debt	Financing	-	121	580	-
Repayment of debt under the Term Credit Agreement	Financing	-	-	1,151	-
Repayment of long-term debt (1)	Financing	112	-	1,291	600
Purchase of shares of common stock	Financing	386	160	815	307
Dividends on shares of common stock	Financing	81	77	250	232
Other	Financing	1	-	148	21
		1,600	871	7,647	5,124
Foreign Exchange Gain (Loss) on Cash, Cash Equivalents and Restricted Cash Held in Foreign Currency		(4)	4	(4)	(9)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash		$(524)	$5	$141	$(17)
(1)
Includes open market repurchases in 2026.

Operating Activities

Net cash from operating activities in the third quarter and first nine months of 2026 was $1,070 million and $3,758 million, respectively, and was primarily a reflection of the impacts from production volumes, average realized commodity prices, realized gains/losses on risk management and changes in non‑cash working capital.

Additional detail on changes in non-cash working capital can be found in Note 21 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Ovintiv expects it will continue to meet the payment terms of its suppliers.

Non-GAAP Cash Flow in the third quarter and first nine months of 2026 was $1,243 million and $3,738 million, respectively, and was primarily impacted by the items affecting cash from operating activities which are discussed below and in the Results of Operations section of this MD&A.

Three months ended September 30, 2026, versus September 30, 2025

Net cash from operating activities increased $258 million compared to the third quarter of 2025 primarily due to:

•
Higher realized commodity prices ($537 million), higher plant condensate and natural gas production volumes ($68 million), lower interest expense ($18 million) and lower operating expense, excluding non-cash long-term incentive costs ($17 million);

partially offset by:

•
Lower oil and other NGLs production volumes ($116 million), changes in non-cash working capital ($85 million), realized losses on risk management in revenues compared to gains in 2025 ($78 million), higher current income tax expense ($71 million), higher transportation and processing expense ($29 million) and higher administrative expense, excluding non-cash long-term incentive costs ($15 million).

Nine months ended September 30, 2026, versus September 30, 2025

Net cash from operating activities increased $1,060 million compared to the first nine months of 2025 primarily due to:

•
Higher realized commodity prices ($1,149 million), higher plant condensate and natural gas production volumes ($417 million), changes in non-cash working capital ($135 million), realized foreign exchange losses on risk management contracts issued from Canada in 2025 ($98 million) and lower operating expense, excluding non-cash long-term incentive costs ($28 million);

partially offset by:

•
Lower oil and other NGLs production volumes ($287 million), realized losses on risk management in revenues compared to gains in 2025 ($219 million), higher transportation and processing expense ($207 million), higher administrative expense, excluding non-cash long-term incentive costs ($83 million) and higher current income tax expense ($37 million).

Investing Activities

Net cash used in investing activities in the first nine months of 2026 was $529 million primarily due to capital expenditures and the NuVista Acquisition in the first quarter of 2026, partially offset by the sale of the Company’s Anadarko assets in the second quarter of 2026.

Capital expenditures increased $60 million compared to the first nine months of 2025, primarily due to increased capital activity in Montney primarily due to the NuVista Acquisition in the first quarter of 2026 and increased capital costs in Permian, partially offset by decreased capital activity resulting from the sale of the Anadarko assets.

Acquisitions in the first nine months of 2026 were $478 million, which primarily included property purchases with oil and liquids-rich potential in Montney and Permian. Acquisitions in the first nine months of 2025 were $2,282 million, which primarily included the Montney Acquisition.

The corporate acquisition in the first nine months of 2026 was $1,192 million, which reflects the net cash paid to complete the NuVista Acquisition.

Divestitures in the first nine months of 2026 were $2,831 million, which primarily included the sale of the Anadarko assets in Oklahoma. Divestitures in the first nine months of 2025 were $1,922 million, which primarily included the sale of the Uinta assets in Utah.

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

Net cash used in financing activities in the first nine months of 2026 increased $2,284 million compared to 2025. The increase was primarily due to a net repayment of revolving debt in 2026 of $580 million compared to a net issuance in 2025 of $360 million, increased repayment of long-term debt, including open market repurchases in 2026 and the early redemption of the Company’s May 2028 senior notes during the second quarter of 2026 ($691 million), increased purchases of shares of common stock ($508 million) and the settlement of a property acquisition payable in the first quarter of 2026 ($123 million). Additionally, during the first nine months of 2026, the Company borrowed and subsequently repaid $1,151 million under the Term Credit Agreement.

From time to time, Ovintiv may seek to retire or repurchase the Company’s outstanding debt through cash purchases and/or exchanges for other debt or equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions and other factors. In the first nine months of 2026, the Company repurchased in the open market, approximately $109 million in principal, plus accrued interest and premiums, which included portions of its 6.25 percent senior notes due July 2033, its 6.50 percent senior notes due August 2034, its 6.625 percent senior notes due August 2037, its 6.50 percent senior notes due February 2038 and its 5.15 percent senior notes due November 2041. The Company paid premiums of $3 million to complete the open market repurchases.

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

The Company’s long-term debt totaled $3,588 million at September 30, 2026. There was no current portion of long-term debt outstanding at September 30, 2026. The Company’s long-term debt at December 31, 2025, including the current portion of $810 million, totaled $5,202 million. As at September 30, 2026, the Company has no fixed rate long-term debt due until 2030 and beyond.

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

Dividends

The Company pays quarterly dividends to common shareholders at the discretion of the Board of Directors.

	Three months ended September 30,		Nine months ended September 30,
($ millions, except as indicated)	2026	2025	2026	2025

Dividend Payments	$81	$77	$250	$232
Dividend Payments ($/share)	$0.30	$0.30	$0.90	$0.90

On November 3, 2026, the Board of Directors declared a dividend of $0.30 per share of common stock payable on December 31, 2026, to shareholders of record as of December 15, 2026.

Dividends paid in the first nine months of 2026 increased $18 million compared to 2025 due to additional shares of common stock issued as part of the NuVista Acquisition.

Normal Course Issuer Bid

On October 1, 2026, the Company announced it had received regulatory approval for the renewal of its NCIB program, which enables the Company to purchase, for cancellation or return to treasury, up to approximately 27.0 million shares of common stock over a 12-month period from October 5, 2026, to October 4, 2027. The Company expects to continue to execute the NCIB program in conjunction with its shareholder return framework.

In the third quarter and first nine months of 2026, under the previous NCIB program, which extended from October 3, 2025, to October 2, 2026, the Company purchased, for cancellation, approximately 6.3 million and 13.9 million shares of common stock, respectively, for total consideration of approximately $386 million and $815 million, respectively. For additional information on the NCIB, refer to Note 14 to the Consolidated Financial Statements included in Part I, Item 1 and Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10‑Q.

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

	Three months ended September 30,		Nine months ended September 30,
($ millions)	2026	2025	2026	2025

Cash From (Used in) Operating Activities	$1,070	$812	$3,758	$2,698
(Add back) deduct:
Net change in other assets and liabilities	(12)	(7)	(30)	(29)
Net change in non-cash working capital	(161)	(76)	50	(85)
Non-GAAP Cash Flow	$1,243	$895	$3,738	$2,812

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

($ millions, except as indicated)	September 30, 2026	December 31, 2025

Debt (Long-Term Debt, including Current Portion)	$3,588	$5,202
Total Shareholders’ Equity	11,603	11,195
Capitalization	$15,191	$16,397
Debt to Capitalization	24%	32%

Debt (Long-Term Debt, including Current Portion)	$3,588	$5,202
Total Shareholders’ Equity	11,603	11,195
Equity Adjustment for Impairments at December 31, 2011	7,746	7,746
Adjusted Capitalization	$22,937	$24,143
Debt to Adjusted Capitalization	16%	22%

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

($ millions, except as indicated)	September 30, 2026	December 31, 2025

Debt (Long-Term Debt, including Current Portion)	$3,588	$5,202

Net Earnings (Loss)	1,321	1,242
Add back (deduct):
Depreciation, depletion and amortization	2,163	2,179
Interest	372	376
Income tax expense (recovery)	(433)	(472)
EBITDA	$3,423	$3,325
Debt to EBITDA (times)	1.0	1.6

Debt (Long-Term Debt, including Current Portion)	$3,588	$5,202

Net Earnings (Loss)	1,321	1,242
Add back (deduct):
Depreciation, depletion and amortization	2,163	2,179
Impairments	1,534	920
Accretion of asset retirement obligation	28	28
Interest	372	376
Unrealized (gains) losses on risk management	(214)	(6)
Foreign exchange (gain) loss, net	31	31
(Gain) loss on divestitures, net	337	-
Other (gains) losses, net	(75)	(46)
Income tax expense (recovery)	(433)	(472)
Adjusted EBITDA	$5,064	$4,252
Debt to Adjusted EBITDA (times)	0.7	1.2

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

COMMODITY PRICE RISK

Commodity price risk arises from the effect that fluctuations in future commodity prices, including oil, NGLs and natural gas, may have on future revenues, expenses and cash flows. Realized pricing is primarily driven by the prevailing worldwide price for oil, and spot market prices applicable to the Company’s natural gas production. Pricing for oil, NGLs and natural gas production is volatile and unpredictable as discussed in Part I, Item 2 of this Quarterly Report on Form 10‑Q in the Executive Overview section in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Item 1A. “Risk Factors” of the 2025 Annual Report on Form 10‑K. To partially mitigate exposure to commodity price risk, the Company may enter into various derivative financial instruments including futures, forwards, swaps, options and costless collars. The use of these derivative instruments is governed under formal policies and is subject to limits established by the Board of Directors and may vary from time to time. Both exchange traded and over-the-counter traded derivative instruments may be subject to margin-deposit requirements, and the Company may be required from time to time to deposit cash or provide letters of credit with exchange brokers or counterparties to satisfy these margin requirements. For additional information relating to the Company’s derivative and financial instruments, see Notes 19 and 20 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

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

	September 30, 2026
(US$ millions)	10% Price Increase	10% Price Decrease

Oil Price	$(66)	$59
NGLs - Plant Condensate Price	(5)	5
Natural Gas Price	77	(79)

FOREIGN EXCHANGE RISK

Foreign exchange risk arises from changes in foreign exchange rates that may affect the fair value or future cash flows from the Company’s financial assets or liabilities. As Ovintiv operates primarily in the United States and Canada, fluctuations in the exchange rate between the U.S. and Canadian dollars can have a significant effect on the Company’s reported results.

The table below summarizes selected foreign exchange impacts on Ovintiv’s financial results when compared to the same periods in 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	$ millions	$/BOE	$ millions	$/BOE

Increase (Decrease) in:
Capital investment (1)	$(2)		$6
Transportation and processing expense (1)	(5)	$(0.09)	8	$0.05
Operating expense (1)	(1)	(0.01)	1	0.01
Administrative expense	-	-	2	0.01
Depreciation, depletion and amortization (1)	(3)	(0.05)	5	0.03

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
•
U.S. dollar denominated risk management assets and liabilities held in Canada
•
U.S. dollar denominated cash and short-term investments held in Canada
•
Foreign denominated intercompany loans

To partially mitigate the effect of foreign exchange fluctuations on future commodity revenues and expenses, the Company may enter into foreign currency derivative contracts from time to time. As at September 30, 2026, the Company does not have any currency swaps.

As at September 30, 2026, Ovintiv did not have any U.S. dollar denominated financing debt issued from Canada that was subject to foreign exchange exposure.

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

	September 30, 2026
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

As at September 30, 2026, Ovintiv did not have any floating rate revolving credit and term loan borrowings outstanding. Accordingly, on a before-tax basis, the sensitivity for each one percent change in interest rates on floating rate revolving credit and term loan borrowings was nil.

Item 4: Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Ovintiv’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

For the third quarter ended September 30, 2026, management’s assessment of, and conclusion on, the effectiveness of internal controls over financial reporting did not include the internal controls related to the NuVista Energy Ltd. acquisition that closed on February 3, 2026. Upon closing, NuVista Energy Ltd.’s total assets acquired represented 17 percent of the Company’s consolidated total assets as of March 31, 2026. The assets acquired generated revenues of $730 million for the period from February 3, 2026, to September 30, 2026, which represented nine percent of the Company’s consolidated total revenues for the nine months ended September 30, 2026. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal controls over financial reporting for a period of up to one year following an acquisition while integration occurs. The Company is in the process of assessing the internal controls over financial reporting of NuVista Energy Ltd. Except as noted above, there were no changes in the Company’s internal controls over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to affect, the Company’s internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

Please refer to Item 3 of the 2025 Annual Report on Form 10‑K and Note 22 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Item 1A., “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Completion of the Logan Acquisition is subject to conditions that may not be satisfied or completed on a timely basis or at all, and, if completed, we may be unable to achieve the anticipated benefits of the Logan Acquisition.

Our obligations and the obligations of Logan to consummate the Logan Acquisition are subject to the satisfaction (or waiver by all parties, to the extent permissible under applicable laws) of a number of conditions described in the arrangement agreement (the “Arrangement Agreement”). These include, among other things, the approval of the arrangement (the “Arrangement”) by the Logan shareholders, the approval of the Arrangement by the Court of King’s Bench of Alberta and the receipt of approval under the Competition Act (Canada). Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all. If any of these conditions are not satisfied or waived prior to the Outside Date (as such term is defined in the Arrangement Agreement), it is possible that the Arrangement Agreement may be terminated. If the Logan Acquisition is not completed, we will be required to pay our costs relating to the Logan Acquisition, such as legal, accounting and financial advisory expenses, and we will have committed management time and resources to the transaction, in each case without realizing any of the benefits of having completed the Logan Acquisition. In addition, the market price of Ovintiv’s common stock could decline to the extent that the current market price reflects a market assumption that the Logan Acquisition will be completed.

If the Logan Acquisition is completed, our ability to achieve its anticipated benefits will depend in part upon whether we can integrate the assets and their operations into our existing business in an efficient and effective manner. Our assessment of the assets, including recoverable reserves, future commodity prices, development and operating costs and potential environmental and other liabilities, is inherently uncertain. Our review of the assets may not reveal all existing or potential problems. The integration process may be subject to delays or changed circumstances. We can give no assurance that the assets will perform in accordance with our expectations, or that there will not be unknown liabilities and unforeseen expenses associated with the Logan Acquisition.

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

On October 1, 2026, Ovintiv announced it had received regulatory approval to purchase, for cancellation or return to treasury, up to approximately 27.0 million shares of common stock pursuant to a NCIB over a 12-month period from October 5, 2026, and ending October 4, 2027. The number of shares of common stock authorized for purchase represents 10 percent of Ovintiv’s public float as at September 21, 2026.

During the three months ended September 30, 2026, the Company purchased 6,332,551 shares of common stock for approximately $386 million, at a weighted average price of $60.90. The following table presents the common shares purchased during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2026	2,255,144	$57.71	2,255,144	12,439,537
August 1 to August 31, 2026	2,417,863	62.61	2,417,863	10,021,674
September 1 to September 30, 2026	1,659,544	62.76	1,659,544	8,362,130
Total	6,332,551	$60.90	6,332,551	8,362,130
(1)
For the three months ended September 30, 2026, 2,636,232 shares of common stock were repurchased through our broker in accordance with a Rule 10b5‑1 compliant plan initially adopted by the Company on September 30, 2021.
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
2.1*

Arrangement Agreement, dated as of October 26, 2026, by and among Ovintiv Inc., Ovintiv Canada ULC, Logan Energy Corp. and Logan Oil Corp. (incorporated by reference to Exhibit 2.1 to Ovintiv’s Current Report on Form 8-K filed on October 26, 2026, SEC File No. 001-39191).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

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

Dated: November 3, 2026